Form 10-Q
period 2002-09-30
KRONOS INTERNATIONAL INC
filed 2002-11-13
CIK 1176236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended September 30, 2002

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 333-100047


                           KRONOS INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)



                Delaware                                    22-2949593
----------------------------------------            ---------------------------

(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)



16825 Northchase Drive, Suite 1200, Houston, Texas              77060-2544
--------------------------------------------------         --------------------
     (Address of principal executive offices)                   (Zip Code)



Registrant's telephone number, including area code:           (281)  423-3300
                                                              -----------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) had been subject to such filing requirements for the past 90 days.

Yes               No    X

The Registrant is a wholly owned subsidiary of NL Industries, Inc. (File No. 1-640) and meets the conditions set forth in General Instructions H(1)(a) and H(1)(b) of Form 10-Q for reduced disclosure format.

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX




                                                                          Page

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

           Consolidated Balance Sheets - September 30, 2002
            and December 31, 2001                                          3-4

           Consolidated Statements of Income - Three months and nine
            months ended September 30, 2002 and 2001                        5

           Consolidated Statements of Comprehensive Income
            - Three months and nine months ended
            September 30, 2002 and 2001                                     6

           Consolidated Statement of Redeemable Preferred Stock,
            Profit Participation Certificates and Common Stockholder's
            Equity (Deficit)  - Nine months ended September 30, 2002        7

           Consolidated Statements of Cash Flows - Nine
            months ended September 30, 2002 and 2001                       8-9

           Notes to Consolidated Financial Statements                     10-19

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           20-30

Item 4.    Controls and Procedures                                         31


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                               32

Item 6.    Exhibits and Reports on Form 8-K                                32

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except per share data)



                                                      September 30,    December 31,
              ASSETS                                         2002          2001
                                                      -------------   -------------

Current assets:
    Cash and cash equivalents ........................     $ 11,675     $ 30,343
    Restricted cash equivalents ......................        1,467         --
    Accounts and notes receivable ....................      101,875       87,422
    Receivable from affiliates .......................        2,503        1,134
    Refundable income taxes ..........................          926        1,347
    Inventories ......................................      113,510      121,316
    Prepaid expenses .................................        7,075        1,548
    Deferred income taxes ............................          601          497
                                                           --------     --------

        Total current assets .........................      239,632      243,607
                                                           --------     --------

Other assets:
    Prepaid pension cost .............................       17,723       14,696
    Other ............................................       12,752        5,615
                                                           --------     --------

        Total other assets ...........................       30,475       20,311
                                                           --------     --------

Property and equipment:
    Land .............................................       23,277       20,996
    Buildings ........................................      107,662       96,874
    Machinery and equipment ..........................      502,029      441,216
    Mining properties ................................       58,428       48,167
    Construction in progress .........................        5,364        2,995
                                                           --------     --------
                                                            696,760      610,248
    Less accumulated depreciation and depletion ......      402,480      341,649
                                                           --------     --------

        Net property and equipment ...................      294,280      268,599
                                                           --------     --------

                                                           $564,387     $532,517
                                                           ========     ========

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                      (In thousands, except per share data)


    LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)     September 30,   December 31,
                                                           2002            2001
                                                       -----------     -----------

Current liabilities:

    Notes payable .................................   $      --      $    46,201
    Current maturities of long-term debt ..........         1,221          1,033
    Accounts payable and accrued liabilities ......        91,016         78,846
    Payable to affiliates .........................         7,211          7,929
    Income taxes ..................................         5,949          6,597
    Deferred income taxes .........................         1,832          1,530
                                                      -----------    -----------

        Total current liabilities .................       107,229        142,136
                                                      -----------    -----------

Noncurrent liabilities:
    Long-term debt ................................       306,524          1,465
    Notes payable to Kronos, Inc. .................          --          480,363
    Deferred income taxes .........................        50,063         37,783
    Accrued pension cost ..........................        17,599         18,696
    Other .........................................        12,263         11,846
                                                      -----------    -----------

        Total noncurrent liabilities ..............       386,449        550,153
                                                      -----------    -----------


Minority interest .................................           340            284
                                                      -----------    -----------

Redeemable preferred stock and profit
 participation certificates .......................          --          571,119
Accrued dividends .................................          --           46,290
                                                      -----------    -----------

        Total redeemable preferred stock
         and profit participation certificates ....          --          617,409
                                                      -----------    -----------

Common stockholder's equity (deficit):
    Common stock - $100 par value;
     100,000 shares authorized;
      2,968 and 3,196 shares issued ...............           297            320
    Additional paid-in capital ....................     1,944,185      1,870,935
    Retained earnings (deficit) ...................    (1,725,323)    (1,774,150)
    Notes receivable from affiliates ..............          --         (700,843)
    Accumulated other comprehensive loss:
        Currency translation adjustment ...........      (144,821)      (169,758)
        Pension liabilities .......................        (3,969)        (3,969)
                                                      -----------    -----------

        Total common stockholder's equity (deficit)        70,369       (777,465)
                                                      -----------    -----------

                                                      $   564,387    $   532,517
                                                      ===========    ===========

Commitments and contingencies (Note 14)

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (In thousands)

                                             Three months ended        Nine months ended
                                                September 30,             September 30,
                                           ---------------------    -----------------------
                                             2002          2001       2002          2001
                                           --------      -------    --------      ---------

Revenues and other income:
    Net sales .........................   $ 154,319    $ 134,675    $ 440,033    $ 434,085
    Interest income from affiliates ...       3,597       10,099       22,754       25,990
    Insurance recoveries, net .........        --          3,900         --          5,829
    Other income, net .................       2,428       12,011       21,358        2,220
                                          ---------    ---------    ---------    ---------

                                            160,344      160,685      484,145      468,124
                                          ---------    ---------    ---------    ---------

Costs and expenses:
    Cost of sales .....................     120,089       95,737      344,757      294,937
    Selling, general and administrative      19,243       16,151       52,644       49,881
    Interest ..........................       7,606        1,131        9,303        3,363
    Interest expense to affiliates ....        --         10,087       18,699       23,962
                                          ---------    ---------    ---------    ---------

                                            146,938      123,106      425,403      372,143

        Income before income taxes and
          minority interest ...........      13,406       37,579       58,742       95,981

Income tax expense ....................       2,148        6,170        9,880       23,425
                                          ---------    ---------    ---------    ---------

        Income before minority interest      11,258       31,409       48,862       72,556

Minority interest .....................           8         --             35            9
                                          ---------    ---------    ---------    ---------

        Net income ....................      11,250       31,409       48,827       72,547

Dividends and accretion applicable to
  redeemable preferred stock and profit
  participation certificates ..........      (1,228)     (19,282)     (78,600)     (30,771)
                                          ---------    ---------    ---------    ---------

Net income (loss) available to common
  stock ...............................   $  10,022    $  12,127    $ (29,773)   $  41,776
                                          =========    =========    =========    =========

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                           Three months ended  Nine months ended
                                             September 30,        September 30,
                                           -----------------   ------------------
                                             2002      2001      2002      2001
                                           -----------------   ------------------

Net income .............................   $11,250   $31,409   $48,827   $ 72,547
                                           -------   -------   -------   --------

Other comprehensive income (loss):

    Currency translation adjustment ....     2,283     4,268    24,937       (102)
                                           -------   -------   -------   --------

        Total other comprehensive income
          (loss) .......................     2,283     4,268    24,937       (102)
                                           -------   -------   -------   --------

            Comprehensive income .......   $13,533   $35,677   $73,764   $ 72,445
                                           =======   =======   =======   ========

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF REDEEMABLE PREFERRED STOCK,
                      PROFIT PARTICIPATION CERTIFICATES AND
                      COMMON STOCKHOLDER'S EQUITY (DEFICIT)

                      Nine months ended September 30, 2002

                                 (In thousands)


                                   Redeemable                            Common Stockholder's Equity (Deficit)
                                    preferred                                                    Accumulated other         Total
                                    stock and                                       Notes        comprehensive loss       common
                                     profit             Additional    Retained    receivable   Currency               stockholder's
                                 participation  Common   paid-in      earnings       from     translation    Pension      equity
                                  certificates  stock    capital     (deficit)    affiliates   adjustment  liabilities   (deficit)
                                    ---------   ----   ----------   -----------    ---------    ---------    -------    ----------

Balance at December 31, 2001 ....   $ 617,409   $320   $1,870,935   $(1,774,150)   $(700,843)   $(169,758)   $(3,969)   $(777,465)

Net income ......................        --       --       --            48,827         --           --         --         48,827
Other comprehensive income ......        --       --       --              --           --         24,937       --         24,937
Change in notes receivable
 from affiliates ................        --       --       --              --        156,661         --         --        156,661
Preferred dividends and accretion      78,600     --      (78,600)         --           --           --         --        (78,600)
Capital contribution ............        --       --      217,000          --       (217,000)        --         --           --
Recapitalization ................    (696,009)   (23)     (65,150)         --        761,182         --         --        696,009
                                    --------    ----   ----------   -----------    ---------    ---------    -------    ---------

Balance at September 30, 2002 ...   $    --     $297   $1,944,185   $(1,725,323)   $    --      $(144,821)   $(3,969)   $  70,369
                                    ========    ====   ===========  ===========    =========    =========    =======    =========

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 2002 and 2001

                                 (In thousands)



                                                                   2002         2001
                                                                 ---------    -------

Cash flows from operating activities:
    Net income ...............................................   $ 48,827    $ 72,547
    Depreciation, depletion and amortization .................     20,030      18,201
    Noncash currency transaction (gain) loss .................    (13,121)      2,941
    Noncash interest income from affiliates ..................    (21,849)    (22,016)
    Noncash interest expense to affiliates ...................      5,521        --
    Noncash interest expense .................................        404        --
    Deferred income taxes ....................................      6,443       3,762
    Minority interest ........................................         35           9
    Net (gain) loss from disposition of property and equipment       (505)        237
    Pension, net .............................................     (2,438)     (2,040)
    Insurance recoveries, net ................................       --        (5,829)
                                                                 --------    --------

                                                                   43,347      67,812

Change in assets and liabilities:
    Accounts and notes receivable ............................    (15,488)     (7,340)
    Insurance receivable .....................................     11,218      (2,508)
    Inventories ..............................................     19,520       3,691
    Prepaid expenses .........................................     (5,132)     (2,667)
    Accounts payable and accrued liabilities .................     (2,518)       (966)
    Income taxes .............................................       (951)      7,673
    Accounts with affiliates .................................     (2,427)      8,688
    Other noncurrent assets ..................................      3,242      (1,463)
    Other noncurrent liabilities .............................       (726)       (525)
                                                                 --------    --------

        Net cash provided by operating activities ............     50,085      72,395
                                                                 --------    --------

Cash flows from investing activities:
    Capital expenditures .....................................    (15,267)    (29,648)
    Property damaged by fire:
        Insurance proceeds ...................................       --        10,500
        Other, net ...........................................       --        (2,100)
    Change in restricted cash equivalents ....................     (1,467)       --
    Proceeds from disposition of property and equipment ......        839          77
                                                                 --------    --------

        Net cash used by investing activities ................    (15,895)    (21,171)
                                                                 --------    --------

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                  Nine months ended September 30, 2002 and 2001

                                 (In thousands)


                                                             2002       2001
                                                          ---------   ---------

Cash flows from financing activities:
    Indebtedness:
        Borrowings ....................................   $ 330,800    $  1,437
        Principal payments ............................     (77,939)    (22,132)
        Deferred financing costs ......................      (9,963)       --
    Repayments of loans from affiliates ...............    (301,432)       --
    Capital contribution ..............................        --         3,815
    Other capital transactions with affiliates, net ...       2,925     (17,370)
    Distribution to minority interest .................         (11)         (5)
                                                          ---------    --------

    Net cash used by financing activities .............     (55,620)    (34,255)
                                                          ---------    --------

Cash and cash equivalents:
    Net change from:
        Operating, investing and financing activities .     (21,430)     16,969
        Currency translation ..........................       2,762         280
                                                          ---------    --------
                                                            (18,668)     17,249

    Balance at beginning of period ....................      30,343      36,731
                                                          ---------    --------

    Balance at end of period ..........................   $  11,675    $ 53,980
                                                          =========    ========


Supplemental disclosures - cash paid for:
    Interest ..........................................   $  20,641    $ 19,884
    Income taxes ......................................       4,388      11,990

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

     Kronos International, Inc. ("KII") is incorporated in the state of Delaware, U.S.A., with its seat of management in Leverkusen, Germany. KII is a wholly owned subsidiary of Kronos, Inc. ("Kronos"), a wholly owned subsidiary of NL Industries, Inc. ("NL"). NL conducts its titanium dioxide pigments ("TiO2") operations through Kronos. KII conducts Kronos' European TiO2 operations. At September 30, 2002, Valhi, Inc. ("Valhi") and Tremont Corporation ("Tremont"), each affiliates of Contran Corporation ("Contran"), held approximately 62% and 21%, respectively, of NL's outstanding common stock. At September 30, 2002, Contran and its subsidiaries held approximately 93% of Valhi's outstanding common stock, and Tremont Group, Inc. ("Tremont Group"), which is 80% owned by Valhi and 20% owned by NL, held approximately 80% of Tremont's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons, the Chairman of the Board of NL, Chairman of the Board and Chief Executive Officer of Contran, the Chairman of the Board of Valhi and a director of Tremont, may be deemed to control each of such companies and KII. See Note 16.

     KII's current operations are conducted primarily through its German, Belgian and Norwegian subsidiaries with three TiO2 plants in Germany, one TiO2 plant in Belgium and one TiO2 plant and an ilmenite ore mining operation in Norway. KII also operates TiO2 sales and distribution facilities in England, France, Denmark and the Netherlands. Prior to April 30, 2002, KII also conducted operations in Canada through Kronos Canada, Inc. ("KC"), its wholly owned subsidiary. Effective April 30, 2002, in anticipation of a proposed debt securities offering, KII sold 100% of KC's capital stock to Kronos in exchange for a promissory note receivable in the amount of $217 million bearing interest of 7.87% per annum with a maturity date of April 30, 2012. KII has accounted for the disposition of KC as a change in accounting entity. Accordingly, KII's consolidated financial statements have been retroactively restated to exclude the assets, liabilities, results of operations and cash flows of KC for all periods presented. KII's cash dividends received from KC and cash capital contributions to KC prior to April 30, 2002 are reflected as part of "other capital transactions with affiliates, net" in the accompanying consolidated statement of cash flows.

     The consolidated balance sheet of KII and its majority owned subsidiaries (collectively, the "Company") at December 31, 2001 has been condensed from the Company's audited consolidated financial statements at that date. Information included in the consolidated financial statements and related notes to the Consolidated Financial Statements as of September 30, 2002 and for the interim periods ended September 30, 2001 and 2002 is unaudited. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") have been condensed or omitted for the interim periods. Certain prior-year amounts have been reclassified to conform to the current year presentation. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Registration Statement on Form S-4 (Registration No. 333-100047).

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. SFAS No. 144 retains the fundamental provisions of existing GAAP with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale to be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. The adoption of SFAS No. 144 effective January 1, 2002 did not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

     The Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" effective April 1, 2002. SFAS No. 145, among other things, eliminated the prior requirement that all gains and losses from the early extinguishment of debt were to be classified as an extraordinary item. Upon adoption of SFAS No. 145, gains and losses from the early extinguishment of debt are now classified as an extraordinary item only if they meet the "unusual and infrequent" criteria contained in Accounting Principles Board Opinion ("APBO") No. 30. In addition, upon adoption of SFAS No. 145, all gains and losses from the early extinguishment of debt that had previously been classified as an extraordinary item are to be reassessed to determine if they would have met the "unusual and infrequent" criteria of APBO No. 30; any such gain or loss that would not have met the APBO No. 30 criteria are retroactively reclassified and reported as a component of income before extraordinary item. As the Company had not previously recognized any gains and losses from the early extinguishment of debt, there was no impact on the Company upon adoption. Note 2 - Business segment information:

     The Company's operations are conducted in one operating business segment - the production and sale of TiO2.

                                                   Three months ended         Nine months ended
                                                     September 30,              September 30,
                                                 ----------------------    ----------------------
                                                   2002         2001         2002          2001
                                                 ---------   ----------    ---------    ---------
                                                                   (In thousands)

Net sales ....................................   $ 154,319    $ 134,675    $ 440,033    $ 434,085
Other income (loss), excluding corporate .....       2,428          (40)       5,519        5,161
                                                 ---------    ---------    ---------    ---------
                                                   156,747      136,635      445,552      439,246

Cost of sales ................................     120,089       95,737      344,757      294,937
Selling, general and administrative, excluding
  corporate ..................................      19,243       16,151       52,644       49,881
                                                 ---------    ---------    ---------    ---------

        Operating income .....................      17,415       22,747       48,151       94,428

Insurance recoveries, net ....................        --          3,900         --          5,829
                                                 ---------    ---------    ---------    ---------

        Income before corporate items, income
          taxes and minority interest ........      17,415       26,647       48,151      100,257

General corporate income (expense):
    Currency transaction gain (loss), net ....        --         12,051       15,839       (2,941)
    Interest expense .........................      (7,606)      (1,131)      (9,303)      (3,363)
    Interest expense to affiliates ...........        --        (10,087)     (18,699)     (23,962)
    Interest income from affiliates ..........       3,597       10,099       22,754       25,990
                                                 ---------    ---------    ---------    ---------

        Income before income taxes and
          minority interest ..................   $  13,406    $  37,579    $  58,742    $  95,981
                                                 =========    =========    =========    =========

Note 3 - Accounts and notes receivable:

                                                    September 30,     December 31,
                                                        2002              2001
                                                      ---------        ---------
                                                             (In thousands)

Trade receivables .............................       $  94,949        $ 65,417
Insurance claims receivable ...................             287          11,505
Recoverable VAT and other receivables .........           8,640          12,126
Allowance for doubtful accounts ...............          (2,001)         (1,626)
                                                      ---------        --------

                                                      $ 101,875        $ 87,422
                                                      =========        ========

Note 4 - Inventories:

                                                   September 30,      December 31,
                                                       2002               2001
                                                   -------------      ------------
                                                            (In thousands)

Raw materials ............................           $ 25,006           $ 33,911
Work in process ..........................              8,559              6,421
Finished products ........................             56,390             61,191
Supplies .................................             23,555             19,793
                                                     --------           --------

                                                     $113,510           $121,316
                                                     ========           ========

Note 5 - Other noncurrent assets:

                                                        September 30,  December 31,
                                                            2002           2001
                                                           -------        ------
                                                               (In thousands)

Deferred financing costs (see Note 7) .............        $ 9,436        $   12
Other .............................................          3,316         5,603
                                                           -------        ------

                                                           $12,752        $5,615
                                                           =======        ======

Note 6 - Accounts payable and accrued liabilities:

                                                   September 30,       December 31,
                                                        2002               2001
                                                       -------           -------
                                                             (In thousands)

Accounts payable ...........................           $35,610           $36,974
                                                       -------           -------
Accrued liabilities:
    Employee benefits ......................            19,452            16,227
    Other ..................................            35,954            25,645
                                                       -------           -------

                                                        55,406            41,872
                                                       -------           -------

                                                       $91,016           $78,846
                                                       =======           =======

Note 7 - Notes payable and long-term debt:

                                                      September 30,    December 31,
                                                          2002             2001
                                                        --------         -------
                                                             (In thousands)

Notes payable .................................         $   --           $46,201
                                                        ========         =======

Long-term debt:
    8.875% Senior Secured Notes ...............          278,673            --
    Revolving credit facility .................           26,993            --
    Other .....................................            2,079           2,498
                                                        --------         -------
                                                         307,745           2,498
Less current maturities .......................            1,221           1,033
                                                        --------         -------

                                                        $306,524         $ 1,465
                                                        ========         =======

     Notes payable at December 31, 2001, consisted of (euro)27 million ($24.0 million) and NOK 200 million ($22.2 million). Notes payable totaling $53.2 million were repaid on June 28, 2002 with proceeds from the revolving credit facility and available cash and the agreements were terminated. See description of revolving credit facility below.

     In June 2002 KII issued (euro)285 million ($280 million when issued and $279 million at September 30, 2002) principal amount of 8.875% Senior Secured Notes (the "Notes") due 2009. The Notes are collateralized by first priority liens on 65% of the common stock or other equity interests of certain of KII's first-tier subsidiaries. The Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts the ability of KII and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to another entity. In addition, the indenture contains customary cross-default provisions with respect to other debt and obligations of KII or its subsidiaries. The Notes are redeemable, at KII's option, on or after December 30, 2005 at redemption prices ranging from 104.437% of the principal amount, declining to 100% on or after December 30, 2008. In addition, on or before June 30, 2005, KII may redeem up to 35% of its Notes with the net proceeds of a qualified public equity offering at 108.875% of the principal amount. In the event of a change of control of KII, as defined, KII would be required to make an offer to purchase its Notes at 101% of the principal amount. KII would also be required to make an offer to purchase a specified portion of its Notes at par value in the event KII generates a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period. At September 30, 2002, KII was in compliance with all the covenants. The Notes require cash interest payments on June 30 and December 30, commencing on December 30, 2002. On October 18, 2002, KII commenced an exchange offer to exchange the Notes for registered publicly traded notes that have substantially identical terms as the Notes. The exchange offer ends November 18, 2002 unless extended by KII.

     In June 2002 KII's operating subsidiaries in Germany, Belgium and Norway (the "European Borrowers"), entered into a three-year (euro)80 million secured revolving credit facility ("European Credit Facility"). The European Credit Facility is available in multiple currencies, including U.S. dollars, euros and Norwegian kroner. In addition, the European Credit Facility has a (euro)5.0 million sub limit available for issuance of letters of credit. As of September 30, 2002, (euro)16.7 million ($16.3 million) and NOK 80.0 million ($10.7 million) was outstanding under the European Credit Facility and (euro)1.8 million ($1.7 million) of letters of credit were also outstanding under the European Credit Facility. At September 30, 2002, approximately (euro)51 million was available for additional borrowings. Borrowings bear interest at the applicable interbank market rate plus 1.75%. As of September 30, 2002, the interest rate was 5.07% and 8.86% on the euro and Norwegian kroner borrowings, respectively, and the weighted average interest rate was 6.57%.

     The European Credit Facility is collateralized by accounts receivable and inventory of the European Borrowers, plus a limited pledge of certain other assets of the Belgian borrower. The European Credit Facility contains, among others, various restrictive covenants, including restrictions on incurring liens, asset sales, additional financial indebtedness, mergers, investments and acquisitions, transactions with affiliates and dividends. In addition, the European Credit Facility contains customary cross-default provisions with respect to other debt and obligations of the European Borrowers, KII and its other subsidiaries. The European Borrowers were in compliance with all the covenants as of September 30, 2002.

     Deferred financing costs of $10.0 million for the Notes and the European Credit Facility are being amortized over the life of the respective agreements and are included in other noncurrent assets as of September 30, 2002.

     Unused lines of credit available for borrowing under the Company's non-U.S. credit facilities approximated $51 million at September 30, 2002 (including approximately $50 million under the European Credit Facility of which approximately $3.3 million is available for letters of credit).

Note 8 - Notes payable to Kronos, Inc.:

                                                      September 30,   December 31,
                                                           2002           2001
                                                         --------       --------
                                                              (In thousands)

11.75% Second-tier Senior Mirror Note ............       $   --         $194,000
Euro-denominated note ............................           --          286,363
                                                         --------       --------

                                                         $   --         $480,363
                                                         ========       ========

     NL had $194 million of 11.75% Senior Secured Notes due 2003 (the "NL Notes") at December 31, 2001. KII had a Second-Tier Senior Mirror Note (the "KII Mirror Note") payable to Kronos, which had a First-Tier Senior Mirror Note (the "Kronos Mirror Note") payable to NL. The terms of the KII Mirror Note and the Kronos Mirror Note were identical to the terms of the NL Notes with respect to the maturity dates and interest rates with interest paid semi-annually. The NL Notes were collateralized by a first priority lien on the common stock, and redeemable preferred stock and profit participation certificates of KII, the KII Mirror Note, the Kronos Mirror Note and other collateral pledged by NL and Kronos.

     On March 22, 2002, NL redeemed $25 million principal amount of the NL Notes at the current call price of 100%, and as a result $25 million principal amount of the KII Mirror Note was repaid. In addition, immediately following the closing of the Notes offering (see Note 7), KII effectively loaned to NL sufficient funds for NL to redeem in full the remaining $169 million principal amount of the NL Notes. In accordance with the terms of the indenture governing the NL Notes, on June 28, 2002, NL irrevocably placed on deposit with the trustee funds in an amount sufficient to pay in full the redemption price plus all accrued and unpaid interest due on the July 28, 2002 redemption date. Immediately thereafter, NL was released from its obligations under such indenture, the indenture was discharged and all collateral was released to NL. Because NL had been released as being the primary obligor under the indenture as of June 30, 2002, the NL Notes were derecognized as of that date along with the funds placed on deposit with the trustee to effect the July 28, 2002 redemption. KII recognized a loss on the early extinguishment of debt of approximately $1.5 million in the second quarter of 2002, consisting primarily of the interest on the KII Mirror Note for the period from July 1 to July 28, 2002. Such loss was recognized as a component of interest expense. The Kronos Mirror Note and the KII Mirror Note were deemed repaid in accordance with the terms and conditions of such agreements, and the agreements were canceled.

     The euro-denominated note payable to Kronos ((euro)323.9 million at December 31, 2001) was originally due in 2010 and bore interest at 6% payable monthly. The euro note payable to Kronos was established in 2001 as a result of a series of noncash transactions between KII, NL and Kronos. A portion of the note payable ((euro)217.6 million, including interest of (euro)6.3 million) was prepaid in April 2002, using as consideration an equivalent amount of KII's euro-denominated note receivable from NL. See Note 13. The remaining balance of
(euro)113.8 million (including interest) was repaid as of June 28, 2002 with proceeds from the (euro)285 million Notes offering described in Note 7 and the note agreement was canceled.

Note 9 - Other noncurrent liabilities:

                                                       September 30,   December 31,
                                                          2002             2001
                                                         -------         -------
                                                               (In thousands)

Insurance claims and expenses ..................         $   615         $   821
Employee benefits ..............................           3,762           3,476
Environmental costs ............................           5,912           5,662
Other ..........................................           1,974           1,887
                                                         -------         -------

                                                         $12,263         $11,846
                                                         =======         =======

Note 10 - Other income, net:

                                         Three months ended   Nine months ended
                                            September 30,       September 30,
                                        -------------------   ------------------
                                          2002        2001      2002      2001
                                        --------    -------   -------   --------
                                                     (In thousands)

Currency transaction gain (loss), net   $     13    $ 9,940   $14,936   $(3,765)
Royalty income ......................      1,496      1,283     4,386     4,386
Trade interest income ...............        713        567     1,250     1,537
Disposition of property and equipment        (92)         3       505      (237)
Other, net ..........................        298        218       281       299
                                        --------    -------   -------   -------

                                        $  2,428    $12,011   $21,358   $ 2,220
                                        ========    =======   =======   =======

     Included in currency transactions are noncash gains (losses) associated with the Company's dollar-denominated notes payable to affiliates. See Note 8. Noncash currency transaction gains totaled $12.1 million in the three months ended September 30, 2001 and noncash currency transaction losses totaled $2.9 million in the nine months ended September 30, 2001. Noncash currency transaction gains totaled nil and $13.1 million in the three and nine months ended September 30, 2002, respectively.

     The Company receives royalty income from KC for use of certain of the Company's intellectual property.

Note 11 - Income taxes:

     The difference between the provision for income tax expense attributable to income before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.

                                                            Nine months ended
                                                              September 30,
                                                        ------------------------
                                                          2002           2001
                                                        --------       ---------
                                                             (In thousands)

Expected tax expense .............................      $ 20,560       $ 33,593
Non-U.S. tax rates ...............................        (3,514)        (6,108)
Valuation allowance ..............................        (1,491)        (1,343)
Currency transaction gains and losses
  for which no income taxes are provided .........        (4,592)         1,029
Tax contingency reserve adjustments, net .........        (1,083)        (3,422)
Other, net .......................................          --             (324)
                                                        --------       --------

        Income tax expense .......................      $  9,880       $ 23,425
                                                        ========       ========

Note 12 - Leverkusen fire and insurance claim:

     A fire on March 20, 2001 damaged a section of the Company's Leverkusen, Germany 35,000 metric ton sulfate-process TiO2 plant ("Sulfate Plant") and, as a result, production of TiO2 at the Leverkusen facility was halted. The fire did not enter the Company's adjacent 125,000 metric ton chloride-process TiO2 plant ("Chloride Plant"), but did damage certain support equipment necessary to operate that plant. The damage to the support equipment resulted in a temporary shutdown of the Chloride Plant. The Chloride Plant became fully operational in April 2001 and the Sulfate Plant became approximately 50% operational in September 2001 and became fully operational in late October 2001.

     During the third quarter of 2001, the Company's insurance carriers approved a partial payment of $8 million ($6.8 million received as of September 30, 2001) for property damage costs and business interruption losses caused by the Leverkusen fire. Three million dollars of this payment represented partial compensation for business interruption losses which was recorded as a reduction of cost of sales to offset unallocated period costs that resulted from lost production. The remaining $5 million represented property damage recoveries against which the Company recorded $1.1 million of expense related to clean-up costs, resulting in a net gain of $3.9 million. In the first nine months of 2001, the Company's insurance carriers approved payment of $18.5 million ($17.3 million received as of September 30, 2001) for losses caused by the Leverkusen fire, including the $8 million discussed above. Eight million dollars of this payment was for business interruption losses and the remaining $10.5 million was for property damage losses against which the Company recorded $4.7 million of expenses resulting in a net gain of $5.8 million. The Company settled its insurance claim involving the Leverkusen fire during the fourth quarter of 2001 for an aggregate of $56.4 million (including amounts previously received by the Company), of which $27.3 million related to business interruption and $29.1 million related to property damages, clean-up costs and other extra expenses. The Company recognized $19.3 million of business interruption insurance proceeds in the fourth quarter of 2001, of which $16.6 million was attributable to unallocated period costs and lost margin related to the first, second and third quarters of 2001. No additional insurance recoveries related to the Leverkusen fire are expected to be received in 2002.

Note 13 - Notes receivable from affiliates:

     Long-term notes receivable from affiliates were included as a component of equity in accordance with GAAP as settlement of the affiliate notes receivable balances was not currently contemplated within the foreseeable future. The notes are summarized in the following table.

                                                      September 30,   December 31,
                                                          2002            2001
                                                        --------        --------
                                                              (In thousands)

Notes receivable from:
    NL:
    8.7% Fixed rate ..............................       $   --         $106,783
    6.0% Fixed rate euro-denominated .............           --          286,363
    6.0% Fixed rate ..............................           --             --
    Variable rate ................................           --          262,772

Kronos:
    7.87% Fixed rate .............................           --             --
    7.0% Fixed rate ..............................           --             --
    Variable rate ................................           --           44,925
                                                         --------       --------

                                                         $   --         $700,843
                                                         ========       ========

     In July 2002 KII and Kronos agreed to a recapitalization of the Company as contemplated in the (euro)285 million Notes offering. See Note 7. In connection with the recapitalization agreement, KII converted the Series A (738 shares) and Series B (647 shares) redeemable preferred stock (including liquidation and redemption preferences and accrued and unpaid dividends) held by Kronos totaling $411.7 million ($410.5 million at June 30, 2002) into 1,385 shares of KII, $100 par value, common stock. As a result of the conversion, the Series A and B redeemable preferred stock certificates were canceled. Further, KII redeemed its profit participation certificates held by Kronos totaling $284.3 million in exchange for various notes receivable from NL. As a result of the redemption, the profit participation certificates were canceled. Finally, KII redeemed 1,613 shares of KII common stock held by Kronos in exchange for its remaining notes receivable from NL and Kronos totaling $479.4 million. As a result of the recapitalization in July 2002, KII's common stockholder's equity increased a net $696.0 million.

Note 14 - Commitments and contingencies:

     For descriptions of certain legal proceedings, income tax and other commitments and contingencies related to the Company, reference is made to (i) Management's Discussion and Analysis of Financial Condition and Results of Operations, (ii) Part II, Item 1 "Legal Proceedings," and (iii) the Company's Registration Statement on Form S-4 (Registration No. 333-100047).

Note 15 - Accounting principles not yet adopted:

     The Company will adopt SFAS No. 143, Accounting for Asset Retirement Obligations, no later than January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company is studying this newly-issued standard to determine, among other things, whether it has any asset retirement obligations which are covered under the scope of SFAS No. 143, and the effect, if any, to the Company of adopting this standard has not yet been determined.

     The Company will adopt SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, no later than January 1, 2003 for exit or disposal activities initiated on or after the date of adoption. Under SFAS No. 146, costs associated with exit activities, as defined, that are covered by the scope of SFAS No. 146 will be recognized and measured initially at fair value, generally in the period in which the liability is incurred. Costs covered by the scope of SFAS No. 146 include termination benefits provided to employees, costs to consolidate facilities or relocate employees, and costs to terminate contracts (other than a capital lease). Under existing GAAP, a liability for such an exit cost is recognized at the date an exit plan is adopted, which may or may not be the date at which the liability has been incurred.

Note 16 - Subsequent event:

     In November 2002, Valhi and Tremont and Valhi and Tremont Group entered into definitive merger agreements pursuant to which stockholders of Tremont, other than Valhi (but including NL) would receive 3.4 shares of Valhi common stock for each share of Tremont held (including the shares of Tremont indirectly owned by NL through its 20% ownership interest in Tremont Group). The merger between Tremont and Valhi was approved by the board of directors of Tremont based upon the recommendation of a special committee of the Tremont board comprised of directors who are not affiliated with Valhi, is subject to customary closing conditions and will require the approval by the stockholders of Tremont. Tremont Group, which owns approximately 80% of Tremont, has indicated that it intends to vote its shares in favor of such merger. Upon completion of the mergers, NL would receive an aggregate of approximately 3.5 million shares of Valhi common stock in return for its shares of Tremont Group and Tremont and would account for such Valhi shares in the same manner that it
accounts   for   the   1.2   million   Valhi   shares   currently   held  by  NL
(available-for-sale marketable securities). NL would recognize gain or loss equal to the difference between the market value of the shares of Valhi common stock received and the cost basis of the shares of Tremont Group and Tremont exchanged.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                                      Three months ended        %     Nine months ended      %
                                           September 30,      Change    September 30,      Change
                                         ------------------    ----   -----------------     ----
                                          2002        2001             2002       2001
                                         ------      ------           ------     ------
                                            (In millions, except percentages and metric tons)

Net sales and operating income
    Net sales ........................   $154.3      $134.7    +15%   $440.0     $434.1      +1%
    Operating income .................   $ 17.4      $ 22.7    -23%   $ 48.2     $ 94.4     -49%
    Operating income margin
      percentage .....................     11%          17%             11%        22%

TiO2 operating statistics
    Percent change in average
      selling price (in billing
      currencies) ....................                          -7%                         -13%
    Sales volume (metric tons in
      thousands) .....................   75              67    +11%    233        205       +14%
    Production volume (metric
      tons in thousands) .............   77              71     +9%    224        207        +8%

     The Company's operating income in the third quarter of 2002 decreased $5.3 million or 23% from the third quarter of 2001 due to lower average selling prices, partially offset by higher sales and production volumes. KII's operating income in the third quarter of 2001 included $3.0 million of business interruption insurance proceeds related to the fire at the Company's Leverkusen, Germany plant in 2001 described below. Compared to the second quarter of 2002, operating income in the third quarter of 2002 increased 5% due to higher average selling prices and higher production volume, partially offset by lower sales volume.

     Operating income in the first nine months of 2002 was $48.2 million compared with $94.4 million in the first nine months of 2001 due to 13% lower average selling prices, partially offset by 14% higher sales volume and 8% higher production volume. Operating income in the first nine months of 2001 included $8.0 million of business interruption insurance proceeds.

     The Company's average selling price in billing currencies (which excludes the effects of foreign currency translation) during the third quarter of 2002 was 7% lower than the third quarter of 2001 and was 4% higher than the second quarter of 2002. Compared with the second quarter of 2002, selling prices in billing currencies increased in the European and export markets and decreased slightly in the North American market. The average selling price in billing currencies in September 2002 was 1% higher than the average selling price for the third quarter of 2002. The Company expects fourth-quarter prices to be higher than third quarter prices as previously announced price increases continue to be implemented, but the extent to which the Company will realize such price increases will depend on economic and competitive conditions. The Company expects a lower average selling price for full-year 2002 compared to full-year 2001.

     The Company's third quarter 2002 average selling price expressed in U.S. dollars (computed using actual foreign currency exchange rates prevailing during the respective periods) was 2% higher than the third quarter of 2001 and 12% higher than the second quarter of 2002. September's average selling price expressed in U.S. dollars was flat compared with the average selling price for the third quarter. Average selling prices expressed in U.S. dollars decreased 11% in the first nine months of 2002 compared with the first nine months of 2001.

     Third-quarter 2002 sales volume increased 11% from the third quarter of 2001 and decreased 4% from the second quarter of 2002. European and North American volumes each increased over 16% from the third quarter of 2001, while export volumes decreased 13% from the third quarter of 2001. Compared with the second quarter of 2002, sales volume decreased 5% and 16% in the European and export markets, respectively, while North American sales volume increased 25%. Sales volume in the first nine months of 2002 was 28,000 metric tons higher, or 14%, than the first nine months of 2001. The Company believes that the sales volume increase in the first nine months of 2002 compared with the first nine months of 2001 was attributable to improving economic conditions, and customer restocking inventory levels ahead of previously announced price increases and, in part, to the effects of the Leverkusen fire in 2001. While the Company expects sales volume in the fourth quarter of 2002 to be seasonally lower than the third quarter of 2002, fourth quarter 2002 volumes should significantly exceed fourth quarter 2001 volumes. The Company's sales volume for full-year 2002 should be higher than full-year 2001, due in part to the Leverkusen fire.

     Third-quarter 2002 production volume was 9% higher than the third quarter of 2001 and increased 4% from the second quarter of 2002 with operating rates near full capacity in the third quarter of 2002. The increase from the prior year period was due in part to lost sulfate-process production in 2001 as a result of the Leverkusen fire. Production volume in the first nine months of 2002 increased 8% compared with the first nine months of 2001. Finished goods inventory at the end of the third quarter increased 12% from June 2002 levels and represented approximately two months of sales. The Company anticipates its production volume for full-year 2002 will be higher than that of full-year 2001, due in part to the Leverkusen fire.

     A fire on March 20, 2001 damaged a section of the Company's Leverkusen, Germany 35,000 metric ton sulfate-process TiO2 plant ("Sulfate Plant") and, as a result, production of TiO2 at the Leverkusen facility was halted. The fire did not enter the Company's adjacent 125,000 metric ton chloride-process TiO2 plant ("Chloride Plant"), but did damage certain support equipment necessary to operate that plant. The damage to the support equipment resulted in a temporary shutdown of the Chloride Plant. The Chloride Plant became fully operational in April 2001 and the Sulfate Plant became approximately 50% operational in September 2001 and fully operational in late October 2001.

     During the third quarter of 2001, the Company's insurance carriers approved a partial payment of $8 million ($6.8 million received as of September 30, 2001) for property damage costs and business interruption losses caused by the Leverkusen fire. Three million dollars of this payment represented partial compensation for business interruption losses which was recorded as a reduction of cost of sales to offset unallocated period costs that resulted from lost production. The remaining $5 million represented property damage recoveries against which the Company recorded $1.1 million of expense related to clean-up costs, resulting in a net gain of $3.9 million. In the first nine months of 2001, the Company's insurance carriers approved payment of $18.5 ($17.3 million received as of September 30, 2001) for losses caused by the Leverkusen fire, including the $8 million discussed above. Eight million dollars of this payment was for business interruption losses and the remaining $10.5 million was for property damage losses against which the Company recorded $4.7 million of expenses resulting in a net gain of $5.8 million. The Company settled its insurance claim involving the Leverkusen fire during the fourth quarter of 2001 for an aggregate of $56.4 million (including amounts previously received by the Company), of which $27.3 million related to business interruption and $29.1 million related to property damages, clean-up costs and other extra expenses. The Company recognized $19.3 million of business interruption insurance proceeds in the fourth quarter of 2001, of which $16.6 million was attributable to unallocated period costs and lost margin related to the first, second and third quarters of 2001. No additional insurance recoveries related to the Leverkusen fire are expected to be received in 2002.

     The Company believes TiO2 industry demand in the fourth quarter of 2002 should be better than TiO2 industry demand in the fourth quarter of 2001 due to worldwide economic conditions. Based on stronger than anticipated demand in the first nine months of 2002, the Company's TiO2 sales volume in 2002 is expected to exceed the Company's 2002 TiO2 production volume. In January 2002, the Company announced price increases in all major markets of approximately 5% to 8% above existing December 2001 prices, a portion of which was realized in the second and third quarters. In May 2002, the Company announced a second round of price increases in all major markets of approximately 7% to 11% above June 2002 prices. Assuming demand for TiO2 remains at reasonable levels, the Company expects to realize a portion of the announced May 2002 price increases during the fourth quarter of 2002, but the extent to which the Company will realize price increases will depend on economic and competitive conditions. Since TiO2 prices were declining in 2001 and the first quarter of 2002, the Company believes that its average 2002 prices will be significantly below its average 2001 prices. Overall, the Company expects its TiO2 operating income in 2002 will be significantly lower than 2001, primarily due to lower average TiO2 selling prices. The Company's expectations as to the future prospects of the Company and the TiO2 industry are based upon a number of factors beyond the Company's control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from the Company's expectations, the Company's results of operations could be unfavorably affected.

     Compared to the year-earlier periods, cost of sales as a percentage of net sales increased in both the third quarter and first nine months of 2002 primarily due to lower average selling prices in billing currencies, partially offset by higher production volume. Excluding the effects of foreign currency translation, which increased the Company's expenses in the third quarter and first nine months of 2002 compared to year-earlier periods, the Company's selling, general and administrative expenses, excluding corporate expenses, in the third quarter and first nine months of 2002 were slightly higher compared to the year-earlier periods primarily due to higher distribution expenses associated with higher sales volume in the 2002 periods.

     A majority of the Company's sales and operating costs are denominated in currencies other than the U.S. dollar. Fluctuations in the value of the U.S. dollar relative to other currencies, primarily a stronger euro compared to the U.S. dollar in the third quarter and first nine months of 2002 versus the year-earlier periods, increased the dollar value of sales in the third quarter and first nine months of 2002 by a net $14 million and $11 million, respectively, when compared to the year-earlier periods. Sales to export markets are typically denominated in U.S. dollars and a weaker U.S. dollar decreases margins on these sales at the Company's non-U.S. subsidiaries. The effect of the stronger euro on the Company's operating costs that are not denominated in U.S. dollars increased operating costs in the third quarter and first nine months of 2002 compared to the year-earlier periods. In addition, the Company revalued certain export trade receivables and certain monetary assets held by its subsidiaries whose functional currency is not the U.S. dollar and based on the weaker U.S. dollar reported a revaluation gain in the third quarter of 2002. As a result, the net impact of currency exchange rate fluctuations increased operating income by $2.4 million in the third quarter of 2002 and slightly decreased operating income in the first nine months of 2002 when compared to the year-earlier periods.

  General corporate

     The following table sets forth certain information regarding general corporate income (expense).

                           Three months ended         Nine months ended
                              September 30,  Difference  September 30,   Difference
                             --------------- ---------- --------------   ----------
                              2002     2001              2002     2001
                             ------   ------            ------   -----
                                                 (In millions)

Currency transaction gain
  (loss), net ............   $--      $12.1    $(12.1)  $15.8    $(2.9)   $18.7
Interest expense .........    (7.6)    (1.1)    (6.5)    (9.3)    (3.4)    (5.9)
Interest expense to
  affiliates .............    --      (10.1)    10.1    (18.7)   (23.9)     5.2
Interest income from
  affiliates .............     3.6     10.1     (6.5)    22.7     26.0     (3.3)
                             -----    -----    -----    -----    -----    -----

                             $(4.0)   $11.0    $(15.0)  $10.5    $(4.2)   $14.7
                             =====    =====    =====    =====    =====    =====

     The Company had certain loans from affiliates that are denominated in U.S. dollars. Under GAAP, changes in the euro-equivalent of such indebtedness is recognized in earnings as a foreign currency transaction gain or loss. The amount of such currency transaction gain or loss is dependent upon the relative change in the exchange rate between the euro and the U.S. dollar during each period, and the amount of such U.S. dollar-denominated indebtedness outstanding. As more fully described in Note 8 to the Consolidated Financial Statements, such U.S. dollar-denominated loans from affiliates were repaid in June 2002 using a portion of the proceeds of the offering of the 8.875% Senior Secured Notes (the "Notes") due 2009, and accordingly the Company will no longer report such currency transaction gains or losses related to such loans from affiliates subsequent to that date.

     Interest expense to third parties in the third quarter and first nine months of 2002 was higher than the comparable periods in 2001 due primarily to interest expense on the Notes in the third quarter of 2002. Interest expense to third parties is expected to continue to be higher in the fourth quarter of 2002 compared to the same period in 2001.

     As described above and in Note 8, the Company's loans from affiliates were repaid in June 2002 using a portion of the proceeds of the Notes and accordingly the Company incurred no interest expense on such loans from affiliates in the third quarter of 2002.

     The Company had certain loans to affiliates, as described in Note 13 to the Consolidated Financial Statements. Subsequent to completion of the offering of the Notes, the Company transferred such notes receivable from affiliates to Kronos in July 2002, and accordingly only incurred approximately one month of interest income on such loans to affiliates in the third quarter of 2002. The Company will no longer report interest income on such loans to affiliates.

  Provision for income taxes

     KII is a member of NL's consolidated U.S. federal income tax group (the "NL Tax Group"). KII is a party to a U.S. federal income tax sharing agreement (the "Kronos Tax Agreement"). Effective January 1, 2001, the NL Tax Group, including KII, is included in the consolidated U.S. federal income tax group of Contran (the "Contran Tax Group"). As a member of the Contran Tax Group, NL is a party to a separate tax sharing agreement (the "Contran Tax Agreement"). The Contran Tax Agreement provides that NL calculate its liability for U.S. income taxes on a separate-company basis using the tax elections made by Contran. During 2002 the Kronos Tax Agreement was amended (the "Amended Kronos Tax Agreement"). The Amended Kronos Tax Agreement provides that Kronos calculate KII's liability for U.S. income taxes on a separate-company basis using tax elections consistent with Kronos' tax elections. Pursuant to the Amended Kronos Tax Agreement, KII is to make distributions to or receive contributions from Kronos in the amounts it would have paid to or received from the U.S. Internal Revenue Service had it not been a member of the NL Tax Group, but rather a separate taxpayer. Contributions under the Amended Kronos Tax Agreement are limited to amounts previously distributed under the agreement. No distributions have yet been made or received under the Amended Kronos Tax Agreement. KII would not have reported a different provision for income taxes in 2001 if the provision for income taxes in such periods had been computed in accordance with the tax allocation policy contained in the Amended Kronos Tax Agreement.

     The Company's operations are conducted in numerous jurisdictions, and the geographic mix of income can significantly impact the Company's effective income tax rate. In 2001 and the first nine months of 2002, the Company's effective income tax rate varied from the normally expected rate primarily due to the recognition of certain German income tax attributes which previously did not meet the "more-likely-than-not" recognition criteria. See Note 11 to the Consolidated Financial Statements. In 2001 no income tax benefit has been provided on certain currency transaction losses. In the first nine months of 2002, no income taxes were provided on certain currency transaction gains.

  Accounting principles not yet adopted

     See Note 15 to the Consolidated Financial Statements.

  Related party transactions

          The Company is a party to certain transactions with related parties. See Notes 8 and 13 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 2002 and 2001 are presented below.

                                                              Nine months ended
                                                                September 30,
                                                            --------------------
                                                              2002         2001
                                                             -------      ------
                                                                (In millions)

Net cash provided (used) by:
    Operating activities:
    Before changes in assets and liabilities .........       $43.3        $67.8
    Changes in assets and liabilities ................         6.8          4.6
                                                             -----        -----
                                                              50.1         72.4
Investing activities .................................       (15.9)       (21.2)
Financing activities .................................       (55.6)       (34.2)
                                                             -----        -----

  Net cash provided (used) by operating,
   investing, and financing activities ...............       $(21.4)      $17.0
                                                             =====        =====

  Operating activities

     The TiO2 industry is cyclical and changes in economic conditions significantly affect the earnings and operating cash flows of the Company. Cash flow from operations is considered the primary source of liquidity for the Company. Changes in TiO2 pricing, production volume and customer demand, among other things, could significantly affect the liquidity of the Company. Cash flow from operations, before changes in assets and liabilities, in the first nine months of 2002 decreased from the comparable period in 2001 primarily due to $46.2 million of lower operating income partially offset by $16.2 million of lower current tax expense. The net change in the Company's operating assets and liabilities for the first nine months of 2002 was comparable to the prior-year period.

  Investing activities

     Capital expenditures of $15.3 million and $29.6 million in the first nine months of 2002 and 2001, respectively, included approximately $2.6 million and $11.7 million, respectively, related to ongoing reconstruction of the Leverkusen, Germany sulfate plant. The Company expects to complete the reconstruction by December 31, 2002. In the first nine months of 2001, the Company received $10.5 million of insurance proceeds for property damage resulting from the Leverkusen fire and paid $2.1 million of expenses related to repairs and clean-up costs.

     As of September 30, 2002, the Company had $1.5 million in restricted cash equivalents which was collateralizing certain environmental landfill remediation obligations of the Company. The Company replaced such restricted cash deposit with a letter of credit issued under its new revolving credit facility discussed below in September 2002. The restricted cash deposit was released in October 2002.

  Financing activities

     In March 2002 the Company repaid $25 million in principal amount of affiliate indebtedness to Kronos. In June 2002 the Company repaid $169 million principal amount, plus accrued interest of affiliate indebtedness to Kronos with proceeds from the notes offering discussed below. Further, in June 2002, the Company repaid (euro)113.8 million ($111.8 million), including interest, of the euro-denominated note payable to Kronos with proceeds from the notes offering discussed below. See Note 8 to the Consolidated Financial Statements.

     In June 2002 the Company issued (euro)285 million ($280 million when issued and $279 million at September 30, 2002) principal amount of Notes due 2009. The Notes are collateralized by first priority liens on 65% of the common stock or other equity interests of certain of our first-tier subsidiaries. The Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts KII's ability and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. See Note 7 to the Consolidated Financial Statements.

     In June 2002 the Company's operating subsidiaries in Germany, Belgium and Norway, entered into a three-year (euro)80 million secured revolving credit facility ("European Credit Facility"). The European Credit Facility is available in multiple currencies, including U.S. dollars, euros and Norwegian kroner. As of June 30, 2002, (euro)13 million ($13 million) and NOK 200 million ($26 million) was borrowed at closing, and along with available cash, was used to repay and terminate KII's short-term notes payable ($53.2 million when repaid). In the third quarter of 2002, the Company repaid a net euro-equivalent 12.7 million ($12.4 million when repaid) of the European Credit Facility. See Note 7 to the Consolidated Financial Statements.

     Deferred financing costs of $10.0 million for the Notes and the European Credit Facility are being amortized over the life of the respective agreements and are included in other noncurrent assets as of September 30, 2002.

     Cash flows related to capital contributions and other transactions with affiliates aggregated a net cash inflow of $2.9 million in the first nine months of 2002 and a net cash outflow of $17.4 million in the first nine months of 2001. Such amounts relate principally to cash flows related to dividends or loans  KII  received  from,  or  capital  contributions  or  loans  KII  made to affiliates (such loans being reported as a reduction of our stockholder's equity, and therefore considered financing cash flows). As discussed in Note 1 of the Consolidated Financial Statements, KII transferred its Canadian operations to Kronos in April 2002, and accordingly KII will no longer report any such capital transaction cash flows related to such Canadian operations subsequent to April 2002. Additionally, settlement of such notes receivable from affiliates was not currently contemplated in the foreseeable future. In July 2002 KII transferred such notes receivable from affiliates to Kronos in one or more non-cash transactions, and as a result KII will no longer report cash flows related to such notes receivable from affiliates.

     During the first nine months of 2001, the Company repaid $21.4 million of its short-term notes payable with cash flow from operations.

  Cash,  cash   equivalents,   restricted  cash   equivalents  and  borrowing
availability

     At September 30, 2002, the Company had cash and cash equivalents aggregating $11.7 million and an additional $1.5 million of restricted cash equivalents. Based upon expectations for the TiO2 industry and anticipated demands on cash resources as discussed herein, the Company expects to have sufficient liquidity to meet near-term obligations including operations, capital expenditures and debt service. To the extent that actual developments differ from expectations, liquidity could be adversely affected.

     Certain of the Company's subsidiaries had approximately $51 million available for borrowing at September 30, 2002 under non-U.S. credit facilities (including approximately $50 million under the European Credit Facility).

  Income tax contingencies

     Certain of the Company's tax returns in the U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including penalties and interest.

     The Company has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately (euro)10.4 million ($10.2 million at September 30, 2002). The Company has filed protests to the assessments for the years 1991 to 1997. The Company is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments is without merit.

     No assurance can be given that the Company's tax matters will be favorably resolved due to the inherent uncertainties involved in court and tax proceedings. The Company believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

     At September 30, 2002, the Company had net deferred tax liabilities of $50.3 million. The Company operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). The Company has provided a deferred tax valuation allowance of $145.5 million at September 30, 2002, related to Germany, partially offsetting deferred tax assets which the Company believes do not currently meet the "more-likely-than-not" recognition criteria.

     At September 30, 2002, the Company had the equivalent of approximately $371 million of income tax loss carryforwards in Germany with no expiration date. However, the Company has provided a deferred tax valuation allowance against substantially all of these income tax loss carryforwards because the Company currently believes they do not meet the "more-likely-than-not" recognition criteria. The German federal government has proposed certain changes to its income tax law, including certain changes that would impose limitations on utilization of income tax loss carryforwards, that as proposed would become effective January 1, 2003. Since the Company has provided a deferred income tax asset valuation allowance against substantially all of these German tax loss carryforwards, any limitation on the Company's ability to utilize such carryforwards resulting from enactment of any of these proposals would not have a material impact on the Company's net deferred income tax liability. However, if enacted, the proposed changes could have a material impact on the Company's ability to fully utilize its German income tax loss carryforwards, which would significantly affect the Company's future income tax expense and future German income tax payments. The Company does not currently expect any enactment of these proposals would occur prior to January 1, 2003.

  Redeemable preferred stock, profit participation certificates and notes receivable from affiliates

     In July 2002 KII and Kronos agreed to a recapitalization of the Company as contemplated in the Notes offering. In connection with the recapitalization agreement, KII converted the Series A (738 shares) and Series B (647 shares) redeemable preferred stock (including liquidation and redemption preferences and accrued and unpaid dividends) held by Kronos into 1,385 shares of KII, $100 par value, common stock. As a result of the conversion, the Series A and B redeemable preferred stock certificates were canceled. Further, KII redeemed its profit participation certificates held by Kronos in exchange for various notes receivable from NL. As a result of the redemption, the profit participation certificates were canceled. See Notes 7 and 13 to the Consolidated Financial Statements.

  Foreign operations

     The Company's operations are located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amount of the Company's assets and liabilities (and income and expenses) related to its non-U.S. operations, and therefore the Company's consolidated net assets, will fluctuate based upon changes in currency exchange rates. At September 30, 2002, the Company had substantial net assets denominated in the euro, Norwegian kroner and United Kingdom pound sterling.

  Euro currency

     Beginning January 1, 1999, certain members of the European Union ("EU"), including Germany, Belgium, the Netherlands and France, adopted a new European currency unit (the "euro") as their common legal currency. Following the introduction of the euro, the participating countries' national currencies remained legal tender as denominations of the euro from January 1, 1999 through January 1, 2002, and the exchange rates between the euro and such national currency units were fixed. Beginning January 1, 2002, national currency units were exchanged for euros and the euro became the primary legal tender currency.

     The Company conducts substantially all of its operations in Europe. As of January 1, 2001, the functional currency of the Company's German, Belgian, Dutch and French operations have been converted to the euro from their respective national currencies.

  Environmental, product liability and litigation matters

     The Company's operations are governed by various foreign environmental laws and regulations. Certain of the Company's businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of the Company have the potential to cause environmental or other damage. The Company has implemented and continues to implement various policies and programs in an effort to minimize these risks. The policy of the Company is to maintain compliance with applicable foreign environmental laws and regulations at all of its facilities and to strive to improve its environmental performance. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect the Company's production, handling, use, storage, transportation, sale or disposal of such substances as well as the Company's consolidated financial position, results of operations or liquidity.

     The Company's production facilities operate in an environmental regulatory framework in which governmental authorities typically are granted broad discretionary powers which allow them to issue operating permits required for the plants to operate. The Company believes all of its plants are in substantial compliance with applicable environmental laws.

     Although the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory base is provided by the European Union (the "EU"). The Company's German and Belgian subsidiaries are members of the EU and follow its initiatives. The Company's Norwegian subsidiary, although not a member, generally patterns its environmental regulatory actions after the EU. The Company believes that it has all required permits and is in substantial compliance with applicable EU requirements, including EU Directive 92/112/EEC regarding establishment of procedures for reduction and eventual elimination of pollution caused by waste from the TiO2 industry.

     At all of its plant facilities other than Fredrikstad, Norway, the Company recycles spent acid wastes either through contracts with third parties or using its own facilities. The Company has a contract with a third party to treat spent acid wastes of its German sulfate-process plants. With regard to its Nordenham, Germany plant, either party may terminate the contract after giving four years advance notice. Under certain circumstances, the Company may terminate the contract after giving six months notice, with respect to treatment of effluents from the Leverkusen, Germany plant.

     The Company landfills waste generated at its Nordenham, Germany and Langerbrugge, Belgium plants, and mine tailings waste generated at its facility in Norway. The Company maintains reserves, as required under GAAP, to cover the anticipated cost of closure of these landfills, which were approximately $.4 million as of September 30, 2002. These requirements for landfills are expected to increase in the future in view of recently adopted EU requirements.

     The Company is also responsible for certain closure costs at landfills used and formerly used by its Leverkusen, Germany TiO2 plants. The Company has a reserve of approximately $6 million related to such landfills as of September 30, 2002.

     The Company is also involved in various other environmental, contractual, product liability and other claims and disputes incidental to its business.

     The Company currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

  Other

     The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, the Company in the past has sought, and in the future may seek, to reduce, refinance, repurchase or restructure indebtedness; raise additional capital; repurchase shares of its common stock; modify its dividend policy; restructure ownership interests; sell interests in subsidiaries or other assets; or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, the Company may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals or other industries, as well as the acquisition of interests in, and loans to, related companies. In the event of any acquisition or joint venture transaction, the Company may consider using available cash, issuing equity securities or increasing its indebtedness to the extent permitted by the agreements governing the Company's existing debt.

  Disclosure regarding forward-looking statements

     The statements contained in these Consolidated Financial Statements relating to matters that are not historical facts, including, but not limited to, statements found under the captions "Results of Operations" and "Liquidity and Capital Resources" above, are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "should," "could," "anticipates," "expects," or comparable terminology or by discussions of strategy or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties, including, but not limited to, the cyclicality of the titanium dioxide industry, global economic and political conditions, changes in global productive capacity, changes in customer inventory levels, changes in product pricing, changes in product costing, changes in foreign currency exchange rates, competitive technology positions, operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities), the outcome of litigation, and other risks and uncertainties included in this Quarterly Report and in the Company's Registration Statement on Form S-4 (Registration No. 333-100047), and the uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.




CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the Securities and Exchange Commission ("SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Dr. Lawrence A. Wigdor, the Company's Chief Executive Officer, and Robert D. Hardy, the Company's Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this Form 10-Q. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

     The Company also maintains a system of internal controls. The term "internal controls," as defined by the American Institute of Certified Public Accountants' Codification of Statement on Auditing Standards, AU Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of the Company's financial reporting, the effectiveness and efficiency of the Company's operations and the Company's compliance with applicable laws and regulations. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their last evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

     Reference is made to the Company's Registration Statement on Form S-4 (Registration No. 333-100047) for descriptions of previously reported legal proceedings.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits


              10.1  Agreement   between   Sachtleben   Chemie  GmbH  and  Kronos
                    Titan-GmbH effective December 30, 1986.

              10.2 Supplementary Agreement to the Agreement of December 30, 1986 between Sachtleben Chemie GmbH and Kronos Titan-GmbH dated May 3, 1996.

              10.3  Second   Supplementary   Agreement  to  the  Contract  dated
                    December 30, 1986 between Sachtleben Chemie GmbH and Kronos Titan-GmbH dated January 8, 2002.

              99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b)  Reports on Form 8-K

              There were no Reports on Form 8-K filed during the quarter ended September 30, 2002 and through the date of this report.

                                   SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        KRONOS INTERNATIONAL, INC.
                                 ----------------------------------------
                                              (Registrant)



Date:  November 12, 2002         By  /s/ Robert D. Hardy
------------------------             -------------------------------------------
                                     Robert D. Hardy
                                     Principal Financial and Accounting Officer

                                 CERTIFICATIONS

I, Dr. Lawrence A. Wigdor, the Chief Executive Officer of Kronos International, Inc., certify that:

1) I have reviewed this quarterly report on Form 10-Q of Kronos International, Inc.

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 12, 2002


/s/ Dr. Lawrence A. Wigdor
---------------------------
Dr. Lawrence A. Wigdor
Chief Executive Officer



                                 CERTIFICATIONS

I, Robert D. Hardy, the Chief Financial Officer of Kronos International, Inc., certify that:

1) I have reviewed this quarterly report on Form 10-Q of Kronos International, Inc.

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 12, 2002


/s/ Robert D. Hardy
---------------------------
Robert D. Hardy
Chief Financial Officer