Form 10-K
period 2002-12-31
KRONOS INTERNATIONAL INC
filed 2003-03-26
CIK 1176236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  X     ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 2002

                                       OR

        TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

                        Commission file number 333-100047

                           KRONOS INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                                    22-2949593
--------------------------------------------------         ---------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)

16825 Northchase Drive, Suite 1200, Houston, Texas              77060-2544
--------------------------------------------------         ---------------------
      (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:           (281)  423-3300
                                                           ---------------------

Securities registered pursuant to Section 12(B) of the Act:  None.

Securities registered pursuant to Section 12(G) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.    Yes   X     No
                             -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
            -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes                No   X
    -----             -----

No common stock is held by non-affiliates of the registrant.

The number of shares of common stock of the registrant outstanding at March 26, 2003 was 2,968.

The Registrant is an indirect wholly owned subsidiary of NL Industries, Inc. (File No. 1-640) and meets the conditions set forth in General Instructions I(1)(a) and (b) and is therefore filing this Form 10-K with the reduced disclosure format.

Documents incorporated by reference:  None.

Forward-Looking Information.

        The statements contained in this Annual Report on Form 10-K ("Annual Report") which are not historical facts, including, but not limited to, statements found (i) under the captions "Industry," "Products and operations," "Manufacturing process and raw materials," "Competition," "Patents and Trademarks," "Foreign Operations," and "Regulatory and Environmental Matters," all contained in Item 1. Business; (ii) under Item 3. Legal Proceedings; (iii) under the captions "Results of Operations" and "Liquidity and Capital Resources," both contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; (iv) under the captions "Currency exchange rates," "Restricted marketable debt security prices," and "Other," all contained in Item 7A. Quantitative and Qualitative Disclosures About Market Risk; and (v) in Note 19, "Commitments and contingencies - Environmental, Product Liability and Litigation Matters" to the Consolidated Financial Statements, are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "should," "anticipates," "expects," "could" or comparable terminology or by discussions of strategy or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

        Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Annual Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission ("SEC"). While it is not possible to identify all factors, the Company continues to face many risks and uncertainties including, but not limited to, the cyclicality of the titanium dioxide industry, global economic and political conditions, global productive capacity, customer inventory levels, changes in product pricing, changes in product costing, changes in foreign currency exchange rates, competitive technology positions, operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities), recoveries from insurance claims and the timing thereof, the ultimate resolution of NL Industries, Inc.'s pending or possible future lead pigment litigation and legislative developments related to the lead paint litigation, the outcome of other litigation and tax controversies, and other risks and uncertainties included in the Company's and NL Industries, Inc.'s filings with the SEC. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company and NL Industries, Inc. disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1.        BUSINESS

General

        Kronos International, Inc. ("KII") is incorporated in the State of Delaware, U.S.A., and is registered in the Commercial Register of the Federal Republic of Germany. KII's principal place of business is in Leverkusen, Germany. KII is a wholly owned subsidiary of Kronos, Inc. ("Kronos"), a wholly owned subsidiary of NL Industries, Inc. ("NL"). NL conducts its titanium dioxide pigments ("TiO2") operations through Kronos, which is the world's fifth largest producer of TiO2 . KII conducts Kronos' European TiO2 operations. KII and its consolidated subsidiaries are sometimes referred to herein collectively as the "Company."

        The Company's objective is to increase stockholder value by maximizing earnings, cash flows and return on capital employed by reducing costs, increasing efficiencies and optimizing assets. Further, the Company strives to increase its competitiveness by expanding the Company's market presence through internal growth initiatives and technology innovation.

Industry

        Titanium dioxide pigments are chemical products used for imparting whiteness, brightness and opacity to a wide range of products, including paints, plastics, paper, fibers and ceramics. TiO2 is considered a "quality-of-life" product with demand affected by gross domestic product in various regions of the world.

        Pricing within the global TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact the Company's earnings and operating cash flows. The Company's average TiO2 selling price, on a billing currency basis, increased from the preceding quarter during the second, third and fourth quarters of 2002, reversing the downward trend in prices that began in the first quarter of 2001 and continued through the first quarter of 2002. Industry-wide demand for TiO2 strengthened throughout 2002, with full year demand estimated as 9% higher than the previous year. This is believed to have been the result of economic growth and restocking of customer inventory levels. Volume demand in 2003 is expected to increase slightly over 2002 levels. However, volume demand and pricing improvements will depend on improving market conditions and global economic recovery, which may be negatively impacted by international conflict, among other things.

        The Company is the second largest producer of TiO2 in Europe with an estimated 18% share of European TiO2 sales volume. The Company is a leading producer and marketer of TiO2 in Germany, with an estimated 26% share of sales volume in 2002, and is among the leading marketers of TiO2 in the Benelux and Scandinavian markets. By sales volume, the Company sells approximately 10% of its total sales to the North American market through its affiliates, Kronos
(US), Inc. ("KUS") and Kronos Canada, Inc. ("KC"). Per capita consumption of TiO2 in the United States and Western Europe far exceeds that in other areas of the world and these regions are expected to continue to be the largest consumers of TiO2. Significant regions for TiO2 consumption could emerge in Eastern Europe, the Far East or China if the economies in these regions develop to the point that quality-of-life products, including TiO2, are in greater demand. The Company believes that, due to its strong presence in Western Europe, it is well positioned to participate in growth in consumption of TiO2 in Eastern Europe.

Geographic segment information is contained in Note 3 to the Consolidated Financial Statements.

Products and operations

        TiO2 is produced in two crystalline forms: rutile and anatase. Rutile TiO2 is a more tightly bound crystal that has a higher refractive index than anatase TiO2 and, therefore, better opacification and tinting strength in many applications. Although many end-use applications can use either form of TiO2, rutile TiO2 is the preferred form for use in coatings, plastics and ink. Anatase TiO2 has a bluer undertone, is less abrasive than rutile TiO2, and it is often preferred for use in paper, ceramics, rubber and man-made fibers.

        The Company believes that there are no effective substitutes for TiO2. However, extenders such as kaolin clays, calcium carbonate and polymeric opacifiers are used in a number of the Company's markets. Generally, extenders are used to reduce to some extent the utilization of higher-cost TiO2. The use of extenders has not significantly changed TiO2 consumption over the past decade because, to date, extenders generally have failed to match the performance characteristics of TiO2. As a result, the Company believes that the use of extenders will not materially alter the growth of the TiO2 business in the foreseeable future.

        The Company currently markets over 40 different TiO2 grades, sold under the Kronos trademark, which provide a variety of performance properties to meet customers' specific requirements. The Company's major customers include international paint, plastics and paper manufacturers.

        The Company has manufacturing facilities located in Germany, Belgium and Norway. The Company and its distributors and agents sell and provide technical services for its products to over 4,000 customers. TiO2 is distributed by rail, truck and ocean carrier in either dry or slurry form. The Company has sales and marketing activities in over 100 countries worldwide. Kronos and its predecessors have produced and marketed TiO2 in North America and Europe for over 80 years. As a result, the Company believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products. By volume, approximately 75% of the Company's 2002 TiO2 sales were to Europe, with approximately 10% to North America and the balance to export markets.

        The Company is also engaged in the mining and sale of ilmenite ore, a titanium-bearing raw material used as a feedstock by certain TiO2 plants. The Company has estimated ilmenite reserves of at least 20 years at the current rate of usage. The Company uses ilmenite ore internally in its sulfate-process TiO2 plants and sells ilmenite ore to third-party customers. Approximately 7% of the Company's consolidated net sales in 2002 and 2001, and 4% in 2000 represented ilmenite sales to third-party customers.

        In addition, the Company is engaged in the manufacture and sale of iron-based water treatment chemicals worldwide (derived co-products of pigment production processes). The Company's water treatment chemicals (marketed under the Ecochem trademark) are used primarily as treatment and conditioning agents for industrial effluents and municipal wastewater treatment plants, and in the manufacture of iron pigments. Sales of water treatment chemicals were approximately 5% of the Company's revenue in 2002.

Manufacturing process and raw materials

        TiO2 is manufactured by the Company using both the chloride process and the sulfate process. Approximately 63% of the Company's current production capacity is based on its chloride process which generates less waste than the sulfate process. The chloride process is a continuous process in which chlorine is used to extract rutile TiO2. In general, the chloride process is less intensive than the sulfate process in terms of capital investment, labor and energy. Because much of the chlorine is recycled and higher titanium-containing feedstock is used, the chloride process produces less waste. The sulfate process is a batch chemical process that uses sulfuric acid to extract TiO2. Sulfate technology produces either anatase or rutile pigment. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is
`finished' into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive milling and micronizing.

        Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride-process pigments has increased relative to sulfate-process pigments and, in 2002, chloride-process production facilities represented approximately 62% of industry capacity.

        The Company produced 293,000 metric tons of TiO2 in 2002, compared to 269,000 metric tons produced in 2001 and 297,000 metric tons in 2000. Kronos' average production capacity utilization rate in 2002 was 93%, up from 87% in 2001. Capacity utilization rates in 2001 were down due in part to lost sulfate production volume resulting from the Leverkusen fire, which is described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations." The Company believes its current annual attainable production capacity is approximately 319,000 metric tons. The Company expects its production capacity will be increased over the next two years by approximately 9,000 metric tons primarily at its chloride facilities, with moderate capital expenditures, bringing its capacity to approximately 328,000 metric tons during 2004.

        The primary raw materials used in the TiO2 chloride production process are titanium-containing feedstock derived from beach sand ilmenite, natural rutile ore, chlorine and coke. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited number of suppliers around the world, principally in Australia, South Africa, Canada, India and the United States.

        Through KUS, the Company purchases slag refined from beach sand ilmenite from Richards Bay Iron and Titanium (Proprietary) Limited (South Africa), a 51%-owned subsidiary of Rio Tinto plc (U.K.), under a long-term supply contract that expires at the end of 2007. Natural rutile ore is purchased by KUS on behalf of the Company primarily from Iluka Resources, Limited (Australia), a company formed through the merger of Westralian Sands Limited (Australia) and RGC Mineral Sands, Ltd., under a long-term supply contract that expires at the end of 2004. The Company and KUS do not expect to encounter difficulties obtaining long-term extensions to existing supply contracts prior to the expiration of the contracts. Raw materials purchased under these contracts and extensions thereof are expected to meet the Company's chloride feedstock requirements over the next several years.

        The primary raw materials used in the TiO2 sulfate production process are titanium-containing feedstock derived primarily from rock and beach sand ilmenite and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically integrated producers of sulfate-process pigments, the Company operates a rock ilmenite mine in Norway, which provided all of the Company's feedstock for its sulfate-process pigment plants in 2002.

        The Company believes the availability of titanium-containing feedstock for both the chloride and sulfate processes is adequate for the next several years. The Company does not expect to experience any interruptions of its raw material supplies because of its long-term supply contracts. However, political and economic instability in certain countries from which the Company purchases its raw material supplies could adversely affect the availability of such feedstock. Should the Company's vendors not be able to meet their contractual obligations or should the Company be otherwise unable to obtain necessary raw materials, the Company may incur higher costs for raw materials or may be required to reduce production levels, which may have a material adverse effect on the Company's financial position, results of operations or liquidity.

Competition

        The TiO2 industry is highly competitive. The Company competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of the Company's grades and substantially all of its production are considered commodity pigments with price generally being the most significant competitive factor. During 2002 the Company had an estimated 18% share of European TiO2 sales volume, and believes that it is the leading seller of TiO2 in Germany and is among the leading marketers in the Benelux and Scandinavian markets.

        The Company's (along with KUS and KC) principal competitors are E.I. du Pont de Nemours & Co. ("DuPont"); Millennium Chemicals, Inc.; Huntsman; Kerr-McGee Corporation; and Ishihara Sangyo Kaisha, Ltd. The Company's five largest competitors have estimated individual shares of TiO2 production capacity ranging from 24% to 5%, and an estimated aggregate 70% share of worldwide TiO2 production volume.

        Capacity additions that are the result of construction of greenfield plants in the worldwide TiO2 market require significant capital and substantial lead time, typically three to five years in the Company's experience. As no new plants are currently under construction, additional greenfield capacity is not expected in the next three to five years, but industry capacity can be expected to increase as the Company and its competitors debottleneck existing plants. In addition to potential capacity additions, certain competitors have either idled or shut down facilities. Based on the factors described under the caption "Industry" above, the Company expects that the average annual increase in industry capacity from announced debottlenecking projects will be less than the average annual demand growth for TiO2 over the next three to five years.

        No assurance can be given that future increases in the TiO2 industry production capacity and future average annual demand growth rates for TiO2 will conform to the Company's expectations. If actual developments differ from the

Company's expectations, the Company and the TiO2 industry's performance could be unfavorably affected.

Research and Development

        The Company's expenditures for research and development and certain technical support programs have averaged approximately $6 million annually during the past three years. Research and development activities are conducted principally at the Leverkusen, Germany facility. Such activities are directed primarily toward improving both the chloride and sulfate production processes, improving product quality and strengthening the Company's competitive position by developing new pigment applications.

Patents and Trademarks

        Patents held for products and production processes are believed to be important to the Company and its continuing business activities. The Company and its affiliates continually seek patent protection for its technical developments, principally in the United States, Canada and Europe, and from time to time enter into licensing arrangements with third parties.

        The Company's major trademarks, including Kronos(TM) and Ecochem(TM), are protected by registration in Europe, the United States and elsewhere with respect to those products it manufactures and sells.

Foreign Operations

        The Company's chemical businesses have operated in the European market since the 1920s. The Company's current production capacity is located in Europe with its net property and equipment aggregating approximately $318 million at December 31, 2002. The Company's operations include production facilities in Germany, Belgium and Norway, and sales and distribution facilities in England, France, Denmark and the Netherlands. Approximately $456 million of the Company's 2002 consolidated sales were to European customers and approximately $124 million to customers in areas other than Europe, including approximately $39 million of sales to customers in the U.S through affiliates. Foreign operations are subject to, among other things, currency exchange rate fluctuations and the Company's results of operations have, in the past, been both favorably and unfavorably affected by fluctuations in currency exchange rates. Effects of fluctuations in currency exchange rates on the Company's results of operations are discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."

        Political and economic uncertainties in certain of the countries in which the Company operates may expose it to risk of loss. The Company does not believe that there is currently any likelihood of material loss through political or economic instability, seizure, nationalization or similar event. The Company cannot predict, however, whether events of this type in the future could have a material effect on its operations. The Company's manufacturing and mining operations are also subject to extensive and diverse environmental regulation in each of the foreign countries in which they operate. See "Regulatory and Environmental Matters."

Customer Base and Seasonality

        The Company believes that neither its aggregate sales nor those of any of its principal product groups are concentrated in or materially dependent upon any single customer or small group of customers. The Company's largest ten customers accounted for approximately 21% of net sales in 2002. Neither the Company's business as a whole nor that of any of its principal product groups is seasonal to any significant extent. Due in part to the increase in paint production in the spring to meet the spring and summer painting season demand, TiO2 sales are generally higher in the first half of the year than in the second half of the year.

Employees

        As of December 31, 2002, the Company employed approximately 1,950 persons. Hourly employees in European production facilities are represented by a variety of labor unions, with labor agreements having various expiration dates. The Company believes its labor relations are good.

Regulatory and Environmental Matters

        Certain of the Company's businesses are, or have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of the Company have the potential to cause environmental or other damage. The Company has implemented and continues to implement new and improve existing policies and programs in an effort to minimize these risks. The policy of the Company is to maintain compliance with applicable environmental laws and regulations at all its facilities and to strive to improve its environmental performance. It is possible that future changes in environmental laws and enforcement policies thereunder, could affect the Company's production, handling, use, storage, transportation, sale or disposal of such substances as well as adversely affect the Company's consolidated financial position, results of operations or liquidity.

        The Company's production facilities operate within an environmental regulatory framework in which governmental authorities typically are granted broad discretionary powers which allow them to issue operating permits under which the plants must operate. The Company believes that all its plants are in substantial compliance with applicable environmental laws.

        While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory denominator is provided by the European Union (the "EU"). Germany and Belgium are members of the EU and follow its initiatives. Norway, although not a member, generally patterns its environmental regulatory actions after the EU. The Company believes that Kronos has obtained all required permits and is in substantial compliance with applicable EU requirements, including EU Directive 92/112/EEC regarding establishment of procedures for reduction and eventual elimination of pollution caused by waste from the TiO2 industry.

        At all of the Company's sulfate plant facilities other than Fredrikstad, Norway, the Company recycles spent acid either through contracts with third parties or using the Company's own facilities. At its Fredrikstad, Norway plant, the Company ships its spent acid to a third party location where it is treated and disposed. The Company has a contract with a third party to treat certain by-products of its German sulfate-process plants. Either party may terminate the contract after giving four years advance notice with regard to its Nordenham, Germany plant. Under certain circumstances, the Company may terminate the contract after giving six months notice with respect to treatment of by-products from the Leverkusen, Germany plant.

        The Company landfills waste generated at its Nordenham, Germany and Langerbrugge, Belgium plants, and mine tailings waste generated at its mining facility in Norway. The Company maintains reserves, in conformity with generally accepted accounting principles in the U.S. ("GAAP"), to cover the anticipated cost of closure of these landfills, which were approximately $.5 million as of December 31, 2002. These requirements for landfills are expected to increase in the future in view of recently adopted EU requirements.

        The Company is also responsible for certain closure costs at landfills used and formerly used by its Leverkusen, Germany TiO2 plants. The Company has a reserve of approximately $6 million related to such landfills as of December 31, 2002.

        The   Company  is  also   involved  in  various   other   environmental,
contractual, product liability and other claims and disputes incidental to its business.

        The Company's capital expenditures related to its ongoing environmental protection and improvement programs in 2002 were approximately $4 million, and are currently expected to be approximately $5 million in 2003.

Principal Shareholders

        At December 31, 2002, Valhi, Inc. ("Valhi") and Tremont Corporation ("Tremont"), each affiliates of Contran Corporation ("Contran"), held approximately 63% and 21%, respectively, of NL's outstanding common stock. At December 31, 2002, Contran and its subsidiaries held approximately 93% of Valhi's outstanding common stock, and a company 80% owned by Valhi and 20% owned by NL held approximately 80% of Tremont's outstanding common stock.
Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons, the Chairman of the Board of each of Contran, Valhi and NL and a director of Tremont, may be deemed to control each of such companies. See Notes 1 and 17 to the Consolidated Financial Statements.

Website and other available information

        The Company does not maintain a website on the Internet. However, NL maintains a website on the Internet with the address of www.nl-ind.com. Copies of this Annual Report on Form 10-K for the year ended December 31, 2002 and copies of the Company's Quarterly Reports on Form 10-Q for 2002 and 2003 and any Current Reports on Form 8-K for 2002 and 2003, and any amendments thereto, are or will be available free of charge as soon as reasonably practical after they are filed with the SEC at such website. Information contained on NL's website is not part of this report.

        The general public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer, and the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company. The Internet address of the SEC's website is www.sec.gov.

ITEM 2.        PROPERTIES

        The Company currently operates five TiO2 plants (two in Leverkusen, Germany; one in Nordenham, Germany; one in Langerbrugge, Belgium; and one in Fredrikstad, Norway). The Company also operates an ilmenite ore mine in Hauge i Dalane, Norway. See Notes 8 and 17 to the Consolidated Financial Statements.

        The Company's principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, with almost 50% of the Company's current TiO2 production capacity, is located within an extensive manufacturing complex owned by Bayer AG. Rent for the Leverkusen facility is periodically established by agreement with Bayer AG for periods of at least two years at a time. Under a separate supplies and services agreement expiring in 2011, Bayer provides some raw materials, including chlorine and certain amounts of sulfuric acid, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. Both the lease and the supplies and services agreement have certain restrictions regarding Kronos' ability to transfer ownership or use of the Leverkusen facility.

        The Company owns all of its principal production facilities described above, except for the land under the Leverkusen and Fredrikstad facilities. The Company has a governmental concession with an unlimited term to operate its ilmenite mine in Norway.

        The Company has under lease various corporate and administrative offices located in Leverkusen, Germany and Brussels, Belgium and various sales offices located in France, the Netherlands, Denmark and England.

ITEM 3.  LEGAL PROCEEDINGS

        See Item 1.  "Business - Regulatory and Environmental Matters."

        The Company's Belgian subsidiary and various of its Belgian employees are the subject of an investigation by Belgian authorities relating to an accident resulting in two fatalities that occurred in its Langerbrugge, Belgium facility in October 2000. The investigation stage, which could ultimately result in civil and criminal sanctions against the Company, was completed in 2002. In April 2003 the Belgian authorities are expected to announce if the Company or any of its employees will be prosecuted.

        In addition, NL is a defendant in numerous lawsuits, including environmental claims and claims involving the past manufacture and sale in the United States of lead pigments for use in paint for buildings, all as disclosed in NL's filings with the SEC. Neither the Company nor its subsidiaries has ever been named as a defendant in any of such lawsuits against NL. Nevertheless, judgments against NL in litigation could have adverse consequences for the Company. Such events could impose economic hardships on NL, which in turn could make future financings, including bank borrowings, more difficult for Kronos and the Company and also could adversely affect the Company's customers' perceptions of the Company as an affiliate of NL. In addition, judgments against NL might force NL to divest its equity ownership of Kronos or the Company to raise cash, which could result in a change of control of the Company.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Omitted pursuant to the General Instruction I of Form 10-K.

                                     PART II

ITEM 5.        MARKET  FOR  REGISTRANT'S  COMMON  EQUITY AND RELATED STOCKHOLDER
               MATTERS

        All of KII's common stock is held by Kronos. There is no established public trading market for KII's common stock. The indenture governing KII's 8.875% Senior Notes Due 2009 limits the ability of the Company to pay dividends or make other restricted payments, as defined. The aggregate amount of dividends and other restricted payments since June 2002 may not exceed 75% of the aggregate consolidated net income, as defined in the indenture, plus $25 million. KII currently expects to pay dividends as permitted by the indenture; however declaration and payment of future dividends and the amount thereof is dependent upon the Company's results of operations, financial condition, contractual limitations, cash requirements for its businesses and other factors deemed relevant by the Company's Board of Directors. See Note 8 to the Consolidated Financial Statements. At December 31, 2002, $36 million was available for dividends or other restricted payments, as defined.

ITEM 6.        SELECTED FINANCIAL DATA

        The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain amounts have been reclassified to conform with the current year's consolidated financial statement presentation.

                                                           Years ended December,
                                             ------------------------------------------------
                                               2002      2001      2000      1999      1998
                                             --------  --------  --------  --------  --------
                                              (In millions, except operating statistics data)

INCOME STATEMENT DATA:
Net sales ................................   $  579.7  $  554.6  $  620.5  $  620.3  $  631.6
Operating income .........................       60.0     123.8     146.1      90.5     100.0
Income from continuing operations ........       52.3     113.7      80.1      41.9      38.6
Net income ...............................       52.3     113.7      80.1      41.9      39.6

BALANCE SHEET DATA at year end:
Cash, cash equivalents and noncurrent
  restricted marketable debt securities ..   $   17.5  $   30.3  $   36.7  $   62.8  $   25.3
Current assets ...........................      259.8     246.3     252.3     279.2     281.9
Total assets .............................      611.3     532.5     530.1     580.4     626.5
Current liabilities ......................      125.4     142.1     178.3     208.6     202.4
Long-term debt including current
maturities ...............................      325.9     482.9     196.1     244.5     549.7
Total liabilities ........................      534.1     692.3     452.6     533.9     833.3
Redeemable preferred stock and profit
  participation certificates .............     --         617.4     504.9     489.1    --
Stockholder's equity (deficit) ...........       76.8    (777.5)   (427.7)   (442.9)   (207.1)

CASH FLOW DATA:
Operating activities .....................   $   67.0  $   76.0  $   97.8  $   77.6  $    8.9
Investing activities .....................      (28.5)    (28.5)    (26.6)    (26.9)    (17.6)
Financing activities .....................      (57.5)    (52.8)    (96.1)    (10.2)     (1.6)
Operating, investing and financing
activities ...............................      (19.0)     (5.3)    (24.9)     40.5     (10.3)

OTHER NON-GAAP FINANCIAL DATA:
EBITDA (1) ...............................   $   87.1  $  146.4  $  170.2  $  118.9  $  129.7
Depreciation, depletion and amortization .       27.1      24.1      24.1      28.4      29.7
Net debt at year end (2) .................      308.4     498.8     229.4     238.8     560.8
Cash interest expense, net (3) ...........        7.2      13.4       7.5      35.3      38.5

                                                          Years ended December,
                                             ------------------------------------------------
                                               2002      2001      2000      1999      1998
                                             --------  --------  --------  --------  --------
                                              (In millions, except operating statistics data)

OTHER DATA:
Interest expense (4) .....................   $ 35.4    $   38.4  $   30.6  $   37.5  $   68.3
Capital expenditures (5) .................     24.5        26.1      26.7      29.2      19.6

TiO2 OPERATING STATISTICS:
    Sales volumes* .......................      297         265       294       291       283
    Production volume* ...................      293         269       297       272       293
    Production rate as a percentage of
      capacity ...........................      93%         87%      Full       90%      Full

*  Metric tons in thousands

(1) EBITDA, as presented, represents operating income plus depreciation, depletion and amortization less other general corporate expenses, net, of $1.5 million in 2001. EBITDA is presented as a supplement to the Company's operating income and cash flow from operations because the Company believes that EBITDA is a widely accepted financial indicator of cash flows and the ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income or net income determined under GAAP as an indicator of the Company's operating performance, or cash flows from operating, investing and financing activities determined under GAAP as a measure of liquidity. EBITDA is not intended to depict funds available for reinvestment or other discretionary uses, as the Company has significant debt requirements and other commitments. Investors should consider certain factors in evaluating the Company's EBITDA, including interest expense, income taxes, noncash income and expense items, changes in assets and liabilities, capital expenditures and other items included in GAAP cash flows as well as future debt repayment requirements and other commitments, including those described in Notes 8, 13 and 19 to the Consolidated Financial Statements. The Company believes that the trend of its EBITDA is consistent with the trend of its GAAP operating income. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of operating income and cash flows during the last three years and the Company's outlook. EBITDA as a measure of a company's performance may not be comparable to other companies, unless substantially all companies and analysts determine EBITDA as computed and presented herein.

(2) Net debt represents notes payable and long-term debt less cash, cash equivalents, current and noncurrent restricted cash equivalents and current and noncurrent restricted marketable debt securities.

(3) Cash interest expense, net represents interest expense, net as defined in (4) below less noncash interest expense and noncash interest expense to affiliates plus noncash interest income from affiliates. Noncash interest expense includes amortization of deferred financing costs.

(4) Interest expense, net represents interest expense plus interest expense to affiliates.

(5) Capital expenditures in 2002 and 2001 exclude an aggregate of $3.1 million and $22.3 million, respectively, related to the rebuilding of our Leverkusen, Germany sulfate plant destroyed by fire, substantially all of which was reimbursed by insurance proceeds. See "Management

        Discussion and Analysis of Financial Condition and Results of Operations
        - Liquidity and Capital Resources - Investing cash flows" and Note 15 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations" are based upon the Company's consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. On an on-going basis, the Company evaluates its estimates, including those related to inventory reserves, impairments of investments in marketable equity securities and investments accounted for by the equity method, the recoverability of other long-lived assets, pension and other postretirement benefit obligations and the underlying actuarial assumptions related thereto, and the realization of deferred income tax assets and accruals for environmental remediation, litigation, income tax and other contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from previously-estimated amounts under different assumptions or conditions.

        The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

o Inventory allowances. The Company provides reserves for estimated obsolescence or unmarketable finished goods inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand for its products and market conditions. If actual market conditions are less favorable than those projected by management, additional finished goods inventory reserves may be required. The Company provides reserves for tools and supplies inventory generally based on both historical and expected future usage requirements.

o Impairment of long-lived assets. The Company recognizes an impairment charge associated with its long-lived assets, including property and equipment, whenever it determines that recovery of such long-lived asset is not probable. Such determination is made in accordance with applicable GAAP requirements associated with the long-lived asset, and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.

        Under applicable GAAP (Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of
        Long-Lived  Assets"),   property  and  equipment  is  not  assessed  for
        impairment unless certain impairment indicators, as defined, are present. During 2002, no such impairment indicators were present with respect to the Company's net property and equipment.

o Deferred income tax valuation allowance. The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is believed to be realizable under the "more-likely-than-not" recognition criteria. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future the Company may change its estimate of the amount of the deferred income tax assets that would "more-likely-than-not" be realized, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made.

o Defined benefit pension plans. The Company's defined benefit pension expenses and obligations are calculated based on several estimates, including discount rates and expected rates of returns on plan assets. The Company reviews these rates annually with the assistance of its actuaries. See further discussion of the potential effect of these estimates in the Assumptions on defined benefit pension plans section in the Liquidity and Capital Resources section of this MD&A.

o Other contingencies. The Company records an accrual for environmental, legal, income tax and other contingencies when estimated future expenditures associated with such contingencies become probable, and the amounts can be reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

        Other significant accounting policies and use of estimates are described in the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

  General

        The Company derives the majority of its revenues, earnings and cash flow from the production and sale of TiO2 . As discussed below, average TiO2 selling prices in billing currencies (which excludes the effects of foreign currency translation) were generally increasing during most of 2000, were generally decreasing during all of 2001 and the first quarter of 2002, and were generally increasing during the second, third and fourth quarters of 2002. The Company's operating income declined $63.8 million in 2002 compared with 2001 and declined $22.3 million in 2001 compared with 2000. Gross profit margins were 22% in 2002 and 32% in 2001.

        Many factors influence TiO2 pricing levels, including (i) competitor actions, (ii) industry capacity, (iii) worldwide demand growth, (iv) customer inventory levels and purchasing decisions and (v) relative changes in foreign currency exchange rates. The Company believes that the TiO2 industry has long-term growth potential, as discussed in "Item 1. Business - Industry" and "- Competition."

                                              Years ended December 31,           % Change
                                            -----------------------------   ------------------
                                             2002       2001       2000     2002-01   2001-00
                                            -------    -------    -------   -------  ---------
                                                    (In millions)

Net sales and operating income
    Net sales ........................      $ 579.7    $ 554.6    $ 620.5      +5%     -11%
    Operating income .................         60.0      123.8      146.1     -52%     -15%
    Operating income margin percentage          10%        22%        24%

TiO2 operating statistics
    Percent change in average selling
      prices (in billing currencies) .                                        -10%      -2%
    Sales volume (metric tons in
      thousands) .....................          297        265        294     +12%     -10%
    Production volume (metric tons in
      thousands) .....................          293        269        297      +9%      -9%
    Production rate as a percent of
      capacity .......................          93%        87%       Full


        Operating income for full-year 2002 was $60.0 million compared with $123.8 million for full-year 2001 due to lower average selling prices, partially offset by higher sales and production volumes. Operating income for full-year 2001 included $27.3 million of business interruption insurance proceeds related to losses (unallocated period costs and lost margin) incurred resulting from the previously disclosed fire at the Company's Leverkusen, Germany plant in March 2001. The lower sales and production volumes in 2001 were due in part to the effect of the Leverkusen fire. The Company's operating income in 2001, including business interruption proceeds of $27.3 million, was lower than 2000, primarily due to lower average TiO2 selling prices in billing currencies and lower sales and production volumes.

        Average TiO2 selling prices in billing currencies during 2002 were 10% lower than 2001, with lower prices in all major regions. Average selling prices decreased from the preceding quarter in each quarter of 2001 and during the first quarter of 2002. In the second quarter of 2002, average selling prices began to trend upward with the upward trend continuing through the end of 2002. Average selling prices in the fourth quarter of 2002 were 2% higher than the third quarter of the year, with increases in all major markets. The average selling price in billing currencies in December 2002 was 4% higher than the December 2001 average selling price. Average TiO2 selling prices have continued to trend upward in the first quarter of 2003 and the Company expects higher average selling prices for full-year 2003 compared to full-year 2002. Average TiO2 selling prices in billing currencies in 2001 were 2% lower than 2000, with lower prices in all major regions.

        Industry-wide demand was strong in 2002 as compared to 2001 due in part to customers restocking inventory levels ahead of first and second quarter 2002 price increases. Sales volume of 297,000 metric tons in 2002 was 12% higher than 2001, primarily due to higher sales in Europe and North America. The Company's sales volume in the fourth quarter of 2002 increased 8% from the fourth quarter of 2001 and seasonally decreased 14% from the third quarter of 2002. The increase from the comparable prior year period was due in part to lost sales volume in 2001 as a result of the Leverkusen fire in 2001. Approximately 75% of the Company's 2002 TiO2 sales volume was attributable to markets in Europe with approximately 10% attributable to North America, and the balance to other regions. Industry demand was weak throughout 2001 and the Company's sales volume in 2001 was 10% lower than 2000, primarily due to lower sales in Europe and North America. Industry-wide demand was strong in the first three quarters of 2000 and weakened in the fourth quarter of 2000.

        The Company's production volume was 293,000 metric tons in 2002, an increase of 9% from 269,000 metric tons produced in 2001. Operating rates were at 93% in 2002 up from 87% in 2001. Operating rates in 2001 were lower, compared with 2002 and 2000, primarily due to lost production resulting from the Leverkusen fire. The Company's production volume in 2001 decreased 9% compared with the 297,000 metric tons produced in 2000. Operating rates were near full capacity in 2000. Finished goods inventory levels increased in the fourth quarter of 2002 and at the end of 2002 represented slightly less than two months of sales. Compared with year-end 2001, inventory levels decreased 2,000 metric tons, or 5%.

        The Company settled the insurance coverage claim involving the Leverkusen fire for $56.4 million during the fourth quarter of 2001 ($46.9 million received as of December 31, 2001, with the remaining $9.5 million received in January 2002), of which $27.3 million related to business interruption and $29.1 million related to property damage, clean-up costs and other extra expenses. The Company recognized a $17.5 million pre-tax gain in 2001 related to the property damage recovery after deducting $11.6 million of clean-up costs and other extra expenses incurred and the carrying value of assets destroyed in the fire. The gain was excluded from the determination of operating income. The $27.3 million of business interruption proceeds recognized in 2001 were allocated between other income, excluding corporate, which reflects recovery of lost margin ($7.2 million) and as a reduction of cost of sales to offset unallocated period costs ($20.1 million). The business interruption insurance proceeds distorted Kronos' operating income margin percentage in 2001 as there were no sales associated with the lost margin operating income recognized. No additional insurance recoveries related to the Leverkusen fire are expected to be received. See Notes 14 and 15 to the Consolidated Financial Statements.

        The Company expects TiO2 industry demand in 2003 to increase slightly over 2002 levels. The Company's TiO2 production volume in 2003 is expected to approximate its 2003 TiO2 sales volume. In December 2002 and January 2003, the Company announced additional price increases in Europe and North America which averaged 8% and 7%, respectively. The Company is hopeful that it will realize price increases, but the extent to which it can realize price increases during 2003 will depend on improving market conditions and global economic recovery, which may be negatively impacted by international conflict, among other things. Overall, the Company expects its TiO2 operating income in 2003 will be higher than 2002, primarily due to higher average TiO2 selling prices. The Company's expectations as to the future prospects of the Company and the TiO2 industry are based upon a number of factors beyond the Company's control, including worldwide growth of gross domestic product, competition in the market place, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from the Company's expectations, the Company's results of operations could be unfavorably affected.

        The Company's efforts to debottleneck its production facilities to meet long-term demand continue to prove successful. The Company expects its production capacity of 319,000 metric tons will be increased to approximately 328,000 metric tons during 2004, primarily at its chloride facilities, with moderate capital expenditures.

        Excluding the effects of foreign currency translation, which increased the Company's expenses in 2002 and decreased the Company's expenses in 2001 compared to the year earlier periods, the Company's cost of sales in 2002 was higher than 2001 due to higher sales volume partially offset by lower unit costs, which resulted primarily from higher production levels. The effects of lower TiO2 sales and production volumes in 2001 were partially offset by business interruption proceeds. The Company's cost of sales in 2001 was lower than 2000 primarily due to lower sales volume, partially offset by higher unit costs, which resulted primarily from lower production levels. Cost of sales, as a percentage of net sales, increased in 2002 primarily due to the impact on net sales of lower average selling prices partially offset by lower unit costs. Cost of sales, as a percentage of net sales, increased in 2001 compared with the prior year primarily due to the impact on net sales of lower average selling prices and higher unit costs, partially offset by business interruption insurance recoveries.

        Excluding the effects of foreign currency translation, which increased the Company's expense in 2002 and reduced the Company's expense in 2001 compared to the year-earlier periods, selling, general and administrative expenses ("SG&A"), was higher than 2001 primarily due to higher selling and distribution expenses associated with higher sales volume and higher administrative expenses. SG&A decreased in 2001 from the year-earlier period due to lower variable compensation expense and lower selling and distribution expenses associated with lower 2001 sales volume. SG&A, excluding corporate expenses, as a percentage of net sales, was 12% in each of 2002, 2001 and 2000. See discussion of corporate expenses below.

        The Company's operations and assets are located outside the United States (particularly in Germany, Norway and Belgium). The Company's non-U.S. sales and operating costs are subject to currency exchange rate fluctuations which may impact reported earnings and may affect the comparability of period-to-period revenues and expenses expressed in U.S. dollars. A significant amount of the Company's sales (approximately 80% in 2002) are denominated in currencies other than the U.S. dollar, principally the euro, and other major European currencies. Certain purchases of raw materials, primarily titanium-containing feedstocks for the Company's chloride facilities, are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. Fluctuations in the value of the U.S. dollar relative to other currencies increased sales by $22 million in 2002 compared to 2001 primarily due to a weaker U.S. dollar compared to the euro and decreased sales by $17 million in 2001 compared to 2000 primarily as a result of a stronger U.S. dollar compared to the euro. When translated to U.S. dollars using currency exchange rates prevailing during the respective periods, Kronos' average selling prices for 2002 decreased 6% from 2001. Kronos' average selling prices in U.S. dollars for 2001 decreased 2% from 2000. The effect of the weaker U.S. dollar on Kronos' operating costs, that are not denominated in U.S. dollars, increased operating costs in 2002 compared with 2001. The effect of the stronger U.S. dollar on Kronos' operating costs that are not denominated in U.S. dollars reduced operating costs in 2001 compared with 2000. In addition, sales to export markets are typically denominated in U.S. dollars and a weaker U.S. dollar decreases margins on these sales at the Company's non-U.S. subsidiaries. The unfavorable margin on export sales tends to offset the favorable effect of translating local currency profits to U.S. dollars when the dollar is weaker. As a result, the net impact of currency exchange rate fluctuations decreased operating income in 2002 and 2001 by approximately 3% and 8% when compared to the year-earlier periods.

  General corporate

        The following table sets forth certain information regarding general corporate income (expense).

                                              Years ended December 31,                 Change
                                            -------------------------------     -------------------
                                             2002         2001        2000      2002-01     2001-00
                                            -------     -------     -------     -------     -------
                                                               (In millions)

Interest income from affiliates ......      $  22.8     $  36.2     $  23.1     $ (13.4)    $  13.1
Insurance recoveries, net ............       --            17.5      --           (17.5)       17.5
Currency transaction gains (losses) on
  affiliate loans ....................         13.1        (9.4)      (15.6)       22.5         6.2
Currency gains on refinancing of debt           2.7      --          --             2.7      --
Other, net ...........................       --            (1.5)     --             1.5        (1.5)
Interest expense - bank debt .........        (16.7)       (4.3)       (1.9)      (12.4)       (2.4)
Interest expense - affiliate debt ....        (18.7)      (34.1)      (28.7)       15.4        (5.4)
                                            -------     -------     -------     -------     -------

                                            $   3.2     $   4.4     $ (23.1)    $  (1.2)    $  27.5
                                            =======     =======     =======     =======     =======

        The Company had certain  loans to  affiliates,  more fully  described in
Note 12 to the Consolidated Financial Statements. Interest income on such notes receivable from affiliates was lower in 2002 as compared to 2001 due primarily to lower average balances of outstanding loans to affiliates. Interest income on such notes receivable from affiliates was higher in 2001 compared to 2000, due primarily to higher average balances of outstanding loans to affiliates. The Company transferred such notes receivable from affiliates to Kronos on July 30, 2002, and accordingly no longer reports interest income on such loans to affiliates after such date.

        The insurance recoveries, net in 2001 related to insurance proceeds received from property damage resulting from the Leverkusen fire, as the insurance proceeds received exceeded the carrying value of the assets destroyed and the clean-up costs and extra expense incurred. See Note 15 to the Consolidated Financial Statements.

        The Company had certain loans from affiliates that are denominated in U.S. dollars. Under GAAP, changes in the euro-equivalent of such indebtedness is recognized in earnings as a foreign currency transaction gain or loss. The amount of such currency transaction gain or loss is dependent upon the relative change in the exchange rate between the euro and the U.S. dollar during each period, and the amount of such U.S. dollar-denominated indebtedness outstanding. As more fully described in Note 9 to the Consolidated Financial Statements, such U.S. dollar-denominated loans from affiliates were repaid using a portion of the proceeds of the June 2002 offering of the notes discussed below, and accordingly the Company no longer reports such currency transaction gains or losses related to such loans from affiliates after such date.

        In June 2002 the Company issued (euro)285 million 8.875% Senior Secured Notes (the "Notes") due 2009. The Company used the net proceeds of the Notes offering to repay certain intercompany indebtedness owed to NL, a portion of which NL used to redeem at par all of its outstanding 11.75% Senior Secured Notes due 2003, plus accrued interest. As a result of the refinancing, the Company recognized a foreign currency transaction gain of $2.7 million in 2002 related to the extinguishment of certain intercompany indebtedness. See Note 8 to the Consolidated Financial Statements.

        Other corporate expenses, net in 2001 of $1.5 million, related to German real estate transfer taxes associated with a legal restructuring of the Company's German operations.

        Interest expense in 2002 was lower than 2001 primarily due to a lower level of outstanding affiliate indebtedness, partially offset by higher levels of bank debt and the amount paid to extinguish affiliate indebtedness in June 2002 included interest for the month of July 2002 (approximately $1.5 million). Interest expense in 2001 was higher than 2000 primarily due to higher levels of bank debt and affiliate debt. As more fully described in Notes 8 and 9 to the Consolidated Financial Statements, a portion of such loans from affiliates was repaid using the proceeds of the offering of the Notes and accordingly the Company no longer reports interest expense on such loans from affiliates. Interest expense to third parties is expected to be higher in 2003 than 2002 due to higher levels of outstanding third party indebtedness.

  Provision for income taxes

        The principal reasons for the difference between the U.S. Federal statutory income tax rates and the Company's effective income tax rates are explained in Note 13 to the Consolidated Financial Statements. The Company's operations are conducted in numerous jurisdictions, and the geographic mix of income can significantly impact the Company's effective income tax rate. In 2002 the Company's effective income tax rate varied from the normally expected rate in part due to a reduction in the Belgian income tax rate and the recognition of certain deductible tax assets which previously did not meet the "more-likely-than-not" recognition criteria. In 2001 the Company's effective income tax rate varied from the normally expected rate primarily due to the recognition of certain German income tax attributes which previously did not meet the "more-likely-than-not" recognition criteria. In 2000 the Company's effective income tax rate varied from the normally expected rate primarily due to the geographic mix of income and changes in the German income tax "base" rate. In each of 2002, 2001 and 2000, no income tax provision or benefit has been provided on certain currency transaction losses. Also in 2000 the Company recognized certain one-time benefits related to German tax settlements.

        KII is a member of NL's consolidated U.S. federal income tax group (the "NL Tax Group"). KII is a party to a U.S. federal income tax sharing agreement (the "Kronos Tax Agreement"). Effective January 1, 2001, the NL Tax Group, including KII, is included in the consolidated U.S. federal income tax group of Contran (the "Contran Tax Group"). As a member of the Contran Tax Group, NL is a party to a separate tax sharing agreement (the "Contran Tax Agreement"). The Contran Tax Agreement provides that NL calculate its liability for U.S. income taxes on a separate-company basis using the tax elections made by Contran. During 2002 the Kronos Tax Agreement was amended (the "Amended Kronos Tax Agreement"). The Amended Kronos Tax Agreement provides that Kronos calculate KII's liability for U.S. income taxes on a separate-company basis using tax elections consistent with Kronos' tax elections. Pursuant to the Amended Kronos Tax Agreement, KII is to make distributions to or receive contributions from Kronos in the amounts it would have paid to or received from the U.S. Internal Revenue Service had it not been a member of the NL Tax Group, but rather a separate taxpayer. Contributions under the Amended Kronos Tax Agreement are limited to amounts previously distributed under the agreement. No distributions have yet been made or contributions received under the Amended Kronos Tax Agreement. KII would not have reported a different provision for income taxes in 2001 or 2000 if the provision for income taxes in such periods had been computed in accordance with the tax allocation policy contained in the Amended Kronos Tax Agreement.

  Related party transactions

        The Company is a party to certain transactions with related parties. See "Liquidity and Capital Resources - Financing cash flows" and Note 17 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's consolidated cash flows for each of the past three years are presented below.

                                                             Years ended December 31,
                                                         --------------------------------
                                                           2002        2001        2000
                                                         -------     -------     --------
                                                                  (In millions)
    Operating activities:
        Before changes in assets and liabilities ..      $  54.8     $  96.3     $  100.3
        Changes in assets and liabilities .........         12.2       (20.3)        (2.5)
                                                         -------     -------     --------
                                                            67.0        76.0         97.8
    Investing activities ..........................        (28.5)      (28.5)       (26.6)
    Financing activities ..........................        (57.5)      (52.8)       (96.1)
                                                         -------     -------     --------

Net cash used by operating, investing and financing
  activities ......................................      $ (19.0)    $  (5.3)    $  (24.9)
                                                         =======     =======     ========

  Operating cash flows

        Certain items included in the determination of net income do not represent current inflows or outflows of cash. For example, noncash currency transaction gains of $13.1 million in 2002, noncash interest income from affiliates of $21.8 million in 2002, noncash interest expense to affiliates of $5.5 million in 2002 and insurance recoveries, net of $17.5 million in 2001 are excluded from the determination of operating cash flow. The insurance proceeds are shown in the statement of cash flows under investing activities to partially offset the cash outflow impact of capital expenditures related to the Leverkusen sulfate plant reconstruction. Certain other items included in the determination of net income have an impact on cash flows from operating activities, but the impact of such items on cash will differ from their impact on net income.

        The TiO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of the Company. Cash flow from operations is considered the primary source of liquidity for the Company. Changes in TiO2 pricing, production volume and customer demand, among other things, could significantly affect the liquidity of the Company. Cash flow from operations, before changes in assets and liabilities, decreased
$41.5 million in 2002 and decreased $4.0 million in 2001 from the preceding year.

        Cash flows from operations, before changes in assets and liabilities, in 2002 compared with 2001 were unfavorably affected by $63.8 million of lower operating income, partially offset by $15.8 million of lower current tax expense.

        Operating cash flows in 2001 compared with 2000 were unfavorably affected by $22.3 million of lower operating income, partially offset by $16.6 million of lower current tax expense.

        Changes in the Company's assets and liabilities, excluding the effect of currency translation in 2002 compared to 2001, were favorably affected by lower accounts and notes receivable of $12.5 million, higher accounts with affiliates, net of $25.5 million and lower inventories of $5.7 million. The Company's assets and liabilities were unfavorably affected primarily by lower accounts payable and accrued liabilities of $9.9 million.

        Changes in the Company's assets and liabilities (excluding the effect of currency translation) in 2001 compared with 2000 were unfavorably affected by higher affiliate balances of $21.4 million, partially offset by $5.5 million lower accounts and notes receivable balances.

  Investing cash flows

        The Company's capital expenditures were $27.6 million, $48.4 million and $26.7 million in 2002, 2001 and 2000, respectively. Capital expenditures in 2002 and 2001 included an aggregate of $3.1 million and $22.3 million, respectively, for the rebuilding of the Company's Leverkusen, Germany sulfate plant. In 2001 the Company received $23.4 million of insurance proceeds for property damage resulting from the Leverkusen fire and paid $3.2 million of expenses related to repairs and clean-up costs.

        The Company's capital expenditures during the past three years include an aggregate of approximately $16.4 million ($3.7 million in 2002) for the Company's ongoing environmental protection and compliance programs. The Company's estimated 2003 capital expenditures are approximately $28.0 million and include approximately $5 million in the area of environmental protection and compliance.

        As of December 31, 2002 and 2001, the Company had approximately $2.5 million and approximately $.6 million, respectively, of restricted marketable debt securities used to support certain capital requirements regarding the Company's Norwegian operating subsidiaries' defined benefit pension plans in accordance with applicable Norwegian law. See Note 2 to the Consolidated Financial Statements.

  Financing cash flows

        In March 2002 the Company repaid $25 million in principal amount of affiliate indebtedness to Kronos. In June 2002 the Company repaid $169 million principal amount, plus accrued interest of affiliate indebtedness to Kronos with proceeds from the Notes offering discussed below. Further, in June 2002, the Company repaid (euro)113.8 million ($111.8 million), including interest, of the euro-denominated note payable to Kronos with proceeds from the Notes offering. See Notes 8 and 9 to the Consolidated Financial Statements.

        In June 2002 the Company issued (euro)285 million ($280 million when issued and $297 million at December 31, 2002) principal amount of Notes due 2009. The Notes are collateralized by first priority liens on 65% of the common stock or other equity interests of certain of the Company's first-tier subsidiaries. The Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restrict the ability of KII and its subsidiaries to incur debt, incur liens, merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. The indenture further restricts the ability of KII to pay dividends. See Note 8 to the Consolidated Financial Statements.

        In June 2002, KII's operating subsidiaries in Germany, Belgium and Norway entered into a new three-year (euro)80 million secured revolving credit facility ("European Credit Facility") and borrowed (euro)13 million ($13 million) and NOK 200 million ($26 million) which, along with available cash, was used to repay and terminate KII's short term notes payable ($53.2 million when repaid). In the third and fourth quarters of 2002, the Company repaid a net euro-equivalent 12.7 million ($12.4 million when repaid) and 1.7 million ($1.6 million when repaid), respectively, of the European Credit Facility. See Note 8 to the Consolidated Financial Statements.

        Deferred financing costs of $10.0 million for the Notes and the European Credit Facility are being amortized over the life of the respective agreements and are included in other noncurrent assets as of December 31, 2002.

        Cash flows related to capital contributions and other transactions with affiliates aggregated a net cash inflow of $2.9 million for 2002 and a net cash outflow of $35.6 million for 2001. Such amounts relate principally to cash flows related to dividends or loans KII received from, or capital contributions or loans KII made to affiliates (such notes receivable from affiliates being reported as a reduction of the Company's stockholder's equity, and therefore considered financing cash flows). As discussed in Note 1 of the Consolidated Financial Statements, KII transferred its Canadian operations to Kronos in April 2002, and accordingly KII will no longer report any such capital transaction cash flows related to such Canadian operations subsequent to April 2002. Additionally, settlement of the above-mentioned notes receivable from affiliates was not currently contemplated in the foreseeable future. In July 2002 KII transferred such notes receivable from affiliates to Kronos in one or more non-cash transactions, and as a result KII will no longer report cash flows related to such notes receivable from affiliates.

        In 2001 the Company  repaid  (euro)7.6  million ($6.5 million when paid)
and  (euro)16.4  million  ($14.9  million  when  paid),  respectively,   of  its
euro-denominated short-term debt with excess cash flow from operations.

        In 2000 the Company repaid (euro)17.9 million ($16.7 million when paid) and (euro)13.0 million ($12.2 million when paid), respectively, of its euro-denominated short-term debt with cash flow from operations. In December 2000 the Company borrowed $43 million of short-term non-U.S. dollar-denominated bank debt and used the proceeds along with cash on hand to repay certain loans to affiliates.

        Other than operating lease commitments disclosed in Note 19 to the Consolidated Financial Statements, the Company is not party to any off-balance sheet financing arrangements.

  Cash, cash equivalents, and noncurrent restricted marketable debt securities and borrowing availability

        At  December  31,  2002,  the  Company  had cash  and  cash  equivalents aggregating approximately $15 million and approximately $2.5 million of noncurrent restricted marketable debt securities. At December 31, 2002, certain of the Company's subsidiaries had approximately $54 million available for borrowing under the European Credit Facility. At December 31, 2002, the Company had approximately $36 million available for payment of dividends and other restricted payments as defined in the Notes indenture. At December 31, 2002, the Company had complied with all financial covenants governing its debt agreements.

        Based upon the Company's expectations for the TiO2 industry and anticipated demands on the Company's cash resources as discussed herein, the Company expects to have sufficient liquidity to meet its near-term obligations including operations, capital expenditures, debt service and current dividend policy. To the extent that actual developments differ from Company's expectations, the Company's liquidity could be adversely affected.

  Income taxes

        A reduction in the German "base" income tax rate from 30% to 25%, enacted in October 2000, became effective January 1, 2001. The reduction in the German income tax rate resulted in $5.7 million of additional deferred income tax expense in the fourth quarter of 2000 due to a reduction of the Company's deferred income tax asset related to certain German tax attributes.

        A reduction in the Belgian income tax rate from 40.17% to 33.99%, enacted in December 2002, became effective January 1, 2003. The reduction in the Belgian income tax rate resulted in a $2.3 million decrease in deferred income tax expense in the fourth quarter of 2002 due to a reduction of the Company's deferred income tax liabilities related to certain Belgian temporary differences.

        Certain of the Company's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including penalties and interest. See Note 13 to the Consolidated Financial Statements.

        The Company has received a notification from the Norwegian tax authorities of their intent to assess tax deficiencies of approximately NOK 12.2 million ($1.7 million at December 31, 2002) relating to 1998 through 2000. The Company has objected to this proposed assessment in a written response to the Norwegian tax authorities.

        The Company has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately (euro)10.4 million ($10.8 million at December 31, 2002). The Company has filed protests to the assessments for the years 1991 to 1997. The Company is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments is without merit.

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

        At December 31, 2002, the Company had net deferred tax liabilities of $50 million. The Company operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). The Company has provided a deferred tax valuation allowance of $154 million at December 31, 2002, principally related to Germany, partially offsetting deferred tax assets which the Company believes do not currently meet the "more-likely-than-not" recognition criteria.

        At December 31, 2002, the Company had the equivalent of approximately $414 million of income tax loss carryforwards in Germany with no expiration date. However, the Company has provided a deferred tax valuation allowance against substantially all of these income tax loss carryforwards because the Company currently believes they do not meet the "more-likely-than-not" recognition criteria. The German federal government has proposed certain changes to its income tax law, including certain changes that would impose limitations on the annual utilization of income tax loss carryforwards that, as proposed, would become effective retroactively to January 1, 2003. Since the Company has provided a deferred income tax asset valuation allowance against substantially all of the German tax loss carryforwards, any limitation on the Company's ability to utilize such carryforwards resulting from enactment of any of these proposals would not have a material impact on the Company's net deferred income tax liability. However, if enacted, the proposed changes could have a material impact on the Company's ability to make full annual use of its German income tax loss carryforwards, which would significantly affect the Company's future income tax expense and future income tax payments.

   Redeemable preferred stock, profit participation certificates and notes receivable from affiliates

        The Company had issued and outstanding Series A and Series B redeemable preferred stock and profit participation certificates totaling $694.8 million and $617.4 million at June 30, 2002 and December 31, 2001, respectively, including cumulative and unpaid dividends. The Series A redeemable preferred stock was issued to Kronos in February 1999 as a result of a capital contribution to the Company through the reduction of the Company's affiliate notes payable to NL and Kronos. The Series B redeemable preferred stock was issued to Kronos in February 1999 as a result of a contribution of intellectual property by Kronos to the Company. The intellectual property was contributed to the Company at Kronos' carryover basis of zero due to common control of the Company and Kronos. The profit participation certificates were issued to Kronos in December 1999 as part of a recapitalization. The Company had $753.0 million and $700.8 million of outstanding notes receivable from affiliates at June 30, 2002 and December 31, 2001, respectively. Settlement of such notes receivable was not currently contemplated in the then foreseeable future, and consequently such notes receivable from affiliates were reported in the Company's consolidated balance sheet as a reduction of the Company's stockholder's equity in accordance with GAAP. These notes arose between the Company, NL and Kronos through a series of transactions with affiliates, a substantial portion of which were noncash in nature. The Company periodically converted accrued interest receivable from affiliates to notes receivable from affiliates.

        See Note 12 to the Consolidated Financial Statements for the effect of the recapitalization in July 2002 on the Company.

  Environmental matters and litigation

        See Item 3. "Legal Proceedings" and Note 19 to the Consolidated Financial Statements.

  Foreign operations

        As discussed above, the Company's operations are located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amount of the Company's assets and liabilities related to its non-U.S. operations, and therefore the Company's consolidated net assets, will fluctuate based upon changes in currency exchange rates. As of January 1, 2001, the functional currency of the Company's German, Belgian, Dutch and French operations have been converted to the euro from their respective national currencies. At December 31, 2002, the Company had substantial net assets denominated in the euro, Norwegian kroner and United Kingdom pound sterling.

  New accounting principles not yet adopted

        See Note 2 to the Consolidated Financial Statements.

  Other

        The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its dividend policy, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, the Company in the past has sought, and in the future may seek, to reduce, refinance, repurchase or restructure indebtedness; raise additional capital; issue additional securities; repurchase shares of its common stock; modify its dividend policy; restructure ownership interests; sell interests in subsidiaries or other assets; or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, the Company may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals or other industries, as well as the acquisition of interests in and loans to related companies. In the event of any acquisition or joint venture transaction, the

Company may consider using available cash, issuing equity securities or increasing its indebtedness to the extent permitted by the agreements governing the Company's existing debt. See Note 8 to the Consolidated Financial Statements.

  Summary of debt and other contractual commitments

        As more fully described in the Notes to the Consolidated Financial Statements, the Company is a party to various debt, lease and other agreements which contractually and unconditionally commit the Company to pay certain amounts in the future. See Notes 8 and 19 to the Consolidated Financial Statements. The following table summarizes such contractual commitments that are unconditional both in terms of timing and amount by the type and date of payment.

                                      Unconditional Payment Due Date
                            ----------------------------------------------------
                                        2004-      2006-      2008 and
Contractual Commitment       2003       2005       2007         after     Total
---------------------       ------     ------     ------      --------    ------
                                               (In millions)

Indebtedness .........      $  1.3     $ 27.5     $   .2      $296.9      $325.9
                            ------     ------     ------      ------      ------

Property and equipment         5.1       --         --          --           5.1
                            ------     ------     ------      ------      ------

Operating leases .....         2.7        4.1        2.1        17.6        26.5
                            ------     ------     ------      ------      ------

                            $  9.1     $ 31.6     $  2.3      $314.5      $357.5
                            ======     ======     ======      ======      ======

        In addition, KUS is party to certain agreements that contractually and unconditionally commit KUS to pay certain amounts in the future. The Company, and certain of its affiliates, purchase chloride feedstock underlying these long-term supply contracts from KUS and are more fully described in Note 19 to the Consolidated Financial Statements.

  Assumptions on defined benefit pension plans

        The Company maintains various defined benefit pension plans. The Company accounts for its defined benefit pension plans using SFAS No. 87, "Employer's Accounting for Pensions." Under SFAS No. 87, defined benefit pension plan expense and prepaid and accrued pension cost are each recognized based on certain actuarial assumptions, principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels. The Company recognized consolidated defined benefit pension plan expense of $5.7 million in 2002, $4.6 million in 2001 and $3.9 million in 2000. The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulation and will generally differ from pension expense recognized under SFAS No. 87 for financial reporting purposes. Contributions made by the Company to all of its plans aggregated $7.8 million in 2002, $7.0 million in 2001 and $7.1 million in 2000.

        The discount rates the Company utilizes for determining defined benefit pension expense and the related pension obligations are based on current interest rates earned on long-term bonds that receive one of the two highest ratings given by recognized rating agencies in the applicable country where the defined benefit pension benefits are being paid. In addition, the Company receives advice about appropriate discount rates to use based upon discussions with the Company's third-party actuaries, who may in some cases utilize their own market indices. The discount rates are adjusted as of each valuation date (September 30th for the Company's plans) to reflect then-current interest rates on such long-term bonds. Such discount rates are used to determine the actuarial present value of the pension obligations as of December 31st of that year, and such discount rates are also used to determine the interest component of defined benefit pension expense for the following year.

        At December 31, 2002, approximately 75% and 20% of the projected benefit obligations for all of the Company's defined benefit pension plans were attributable to Germany and Norway, respectively. Because the Company maintains defined benefit pension plans in several different countries in Europe, and because the interest rate environment differs from country to country, the Company uses different discount rate assumptions in determining its defined benefit pension plan obligations and expense.

        The Company used the following discount rates for its defined benefit pension plans:

                      Discount rates used for the following periods:
           ---------------------------------------------------------------------
              Obligation at           Obligation at           Obligation at
           December 31, 2002 and   December 31, 2001 and   December 31, 2000 and
             expense in 2003         expense in 2002         expense in 2001
           ---------------------   ----------------------  ---------------------

  Germany           5.5%                    5.8%                    6.0%
  Norway            6.0%                    6.0%                    6.0%

        The assumed long-term rate of return on plan assets represents the estimated average rate of earnings expected to be earned on the funds invested or to be invested in the plans' assets provided to fund the benefit payments inherent in the projected benefit obligation. Unlike the discount rate, which is adjusted each year based on changes in current long-term interest rates, the assumed long-term rate of return on plan assets will not necessarily change based upon the actual, short-term performance of the plan assets in any given year. Defined benefit pension expense each year is based upon the assumed long-term rate of return on plan assets for each plan and the actual fair value of the plan assets as of the beginning of the year. Differences between the expected return on plan assets for a given year and the actual return are deferred and amortized over future periods based either upon the expected average remaining service life of the active plan participants or the average remaining life expectancy of the inactive participants.

        At December 31, 2002, approximately 70% and 26% of total plan assets related to plan assets for the Company's plans in Germany and Norway, respectively. Because the Company maintains defined benefit pension plans in several different countries in Europe, because the plan assets in different countries are invested in a different mix of investments and because the long-term rates of return for different investments differs from country to country, the Company uses different long-term rates of return on plan asset assumptions in determining its defined benefit pension plan expense.

        In determining the expected long-term rate of return on plan asset assumptions, the Company considers the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of its plans and the expected long-term rates of return for such asset components. In addition, the Company receives advice about appropriate long-term rates of return to use based upon discussions with the Company's third-party actuaries. Such assumed asset mixes are summarized below:

o In Germany, the composition of plan assets is established to satisfy the requirements of the German insurance commissioner. The current plan asset allocation at December 31, 2002 was 30% to equity managers and 70% to fixed income managers.

o In Norway, the Company currently has a plan asset target allocation of 15% to equity managers and 85% to fixed income managers, with an expected long-term rate of return for such investments of approximately 8% and 6%, respectively. The current plan asset allocation at December 31, 2002 was 13% to equity managers and 87% to fixed income managers.

        The Company regularly reviews its actual asset allocation for each of its plans, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

        The Company's assumed long-term rates of return on plan assets for 2002, 2001 and 2000 were as follows:

                     2002                      2001                     2000
                     -----                     -----                    -----

  Germany             6.8%                      7.3%                     7.5%
  Norway              7.0%                      7.0%                     7.0%

        The Company currently expects to utilize the same long-term rate of return on plan asset assumptions in 2003 as it used in 2002 for purposes of determining the 2003 defined benefit pension plan expense.

        To  the  extent  that  a  plan's  particular   pension  benefit  formula
calculates the pension benefit in whole or in part based upon future compensation levels, the projected benefit obligation and the pension expense will be based in part upon expected increases in future compensation levels. For all of the Company's plans for which the benefit formula is so calculated, the Company generally bases the assumed expected increase in future compensation levels based upon average long-term inflation rates for the applicable country.

        In addition to the actuarial assumptions discussed above, because the Company maintains defined benefit pension plans outside the U.S. the amount of recognized defined benefit pension expense and the amount of prepaid and accrued pension cost will vary based upon relative changes in foreign currency exchange rates.

        Based on the actuarial assumptions described above and the Company's current expectation for what actual average foreign currency exchange rates will be during 2003, the Company expects its defined benefit pension expense will approximate $6 million in 2003. In comparison, the Company expects to be required to make approximately $9 million of contributions to such plans during 2003.

        Defined benefit pension expense and the amount recognized as prepaid and accrued pension costs are based upon the actuarial assumptions discussed above. The Company believes all of the actuarial assumptions used are reasonable and appropriate. If the Company had lowered the assumed discount rate by 25 basis points for all of its plans as of December 31, 2002, the Company's aggregate projected benefit obligation would have increased by approximately $6.6 million at that date, and the Company's defined benefit pension expense would be expected to increase by approximately $1.0 million during 2003. Similarly, if the Company lowered the assumed long-term rate of return on plan assets by 25 basis points for all of its plans, the Company's defined benefit pension expense would be expected to increase by approximately $.4 million during 2003.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  General

        The Company is exposed to market risk from changes in currency exchange rates, interest rates and equity security prices. In the past, the Company has periodically entered into interest rate swaps or other types of contracts in order to manage a portion of its interest rate market risk. Otherwise, the Company has not generally entered into forward or option contracts to manage such market risks, nor has the Company entered into any such contract or other type of derivative instrument for trading purposes. The Company was not a party to any forward or derivative option contracts related to currency exchange rates, interest rates or equity security prices at December 31, 2002 or 2001. See Notes 2 and 20 to the Consolidated Financial Statements.

  Interest rates

        The Company is exposed to market risk from changes in interest rates, primarily related to indebtedness. At December 31, 2002, the Company's aggregate indebtedness was split between 92% of fixed-rate instruments and 8% of variable-rate borrowings (2001 - 81% fixed-rate and 19% variable-rate). The large percentage of fixed-rate debt instruments minimizes earnings volatility which would result from changes in interest rates. The following table presents principal amounts and weighted-average interest rates, by contractual maturity dates, for the Company's aggregate indebtedness at December 31, 2002 and 2001. At December 31, 2002, all outstanding fixed-rate indebtedness was denominated in euros (2001-all fixed-rate indebtedness denominated in U.S. dollars), and all outstanding variable-rate indebtedness was denominated in either euros or Norwegian kroner. Information shown below for such euro- and Norwegian kroner-denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 2002 using that date's exchange rate of .96 euro per U.S. dollar (2001 - 1.13 euro per U.S. dollar) and 6.99 Norwegian kroner per U.S. dollar (2001 - 9.02 Norwegian kroner per U.S. dollar). Certain Norwegian kroner-denominated capital leases totaling $1.9 million in 2002 have been excluded from the table below.

                                                         Amount
                                                 ----------------------
                                                 Carrying      Fair         Interest    Maturity
        Indebtedness                               value      value           rate        date
        ------------                             ---------   ----------     --------    --------

                                                   (In millions)

Fixed-rate indebtedness (euro-denominated):
    KII Notes .............................      $  296.9    $    299.9       8.875%       2009
                                                 --------    ----------       ------
                                                    296.9         299.9       8.875%
                                                 --------    ----------       ------

Variable-rate indebtedness (non U.S. dollar
  denominated):
    European Credit Facility:
    euro-denominated ......................          15.6          15.6         4.8%       2005
    Norwegian kroner-denominated ..........          11.5          11.5         8.9%       2005
                                                 --------    ----------       ------
                                                     27.1          27.1         6.5%
                                                 --------    ----------       ------

                                                 $  324.0    $    327.0         8.7%
                                                 ========    ==========       ======

        At December 31, 2001, fixed-rate affiliate indebtedness aggregated $194.0 million (fair value - $194.9 million) with a weighted-average interest rate of 11.75%; variable rate indebtedness at such date aggregated $46.2 million, which approximated fair value, with a weighted-average interest rate of 5.45%. All of such fixed rate affiliate indebtedness was denominated in U.S. dollars. Such variable rate indebtedness was denominated in the euro (52%) and the Norwegian kroner (48%). Certain Norwegian kroner-denominated capital leases totaling $2.5 million at December 31, 2001 have been excluded from the above analysis.

  Currency exchange rates

        The Company is exposed to market risk arising from changes in currency exchange rates as a result of manufacturing and selling its products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, Norwegian kroner and the United Kingdom pound sterling.

        At December 31, 2002, the Company had $312.5 million of indebtedness denominated in euros (2001 - $24.0 million) and $11.5 million of indebtedness denominated in Norwegian kroner (2001 - $22.2 million). The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates would be approximately $32.4 million (2001 - $4.6 million).

  Restricted marketable debt security prices

        The fair value of restricted marketable debt securities at December 31, 2002 and 2001 was approximately $2.5 million and approximately $.6 million, respectively. The potential change in the aggregate fair value of these investments assuming a 10% change in prices would be approximately $.2 million and approximately $.1 million, respectively.

  Other

        The Company believes there are certain shortcomings in the sensitivity analyses presented above, which analyses are required under the SEC's regulations. For example, the hypothetical effect of changes in interest rates discussed above ignores the potential effect on other variables which affect the Company's results of operations and cash flows, such as demand for the Company's products, sales volumes and selling prices and operating expenses. Contrary to the above assumptions, changes in interest rates rarely result in simultaneous parallel shifts along the yield curve. Accordingly, the amounts presented above are not necessarily an accurate reflection of the potential losses the Company would incur assuming the hypothetical changes in market prices were actually to occur.

        The above discussion and estimated sensitivity analysis amounts include forward-looking statements of market risk which assume hypothetical changes in market prices. Actual future market conditions could differ materially from such assumptions. Accordingly, such forward-looking statements should not be considered to be projections by the Company of future events, gains or losses.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item is contained in a separate section of this Annual Report. See "Index of Financial Statements and Schedules" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Omitted pursuant to the General Instruction I of Form 10-K.

ITEM 11.       EXECUTIVE COMPENSATION

        Omitted pursuant to the General Instruction I of Form 10-K.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Omitted pursuant to the General Instruction I of Form 10-K.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Omitted pursuant to the General Instruction I of Form 10-K.

ITEM 14.       CONTROLS AND PROCEDURES

        The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Dr. Lawrence A. Wigdor, the Company's Chief Executive Officer, and Robert D. Hardy, the Company's Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this Form 10-K. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

                                     PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) and (d)      Financial Statements and Schedules

                  The consolidated financial statements and schedules listed by the Registrant on the accompanying Index of Financial Statements and Schedules (see page F-1) are filed as part of this Annual Report.

 (b)              Reports on Form 8-K

                  There were no Reports on Form 8-K filed during the quarter ended December 31, 2002.

                  February 13, 2003 - reported items 5 and 7.

 (c)              Exhibits

                  Included as exhibits are the items listed in the Exhibit Index. KII will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover the costs to KII of furnishing the exhibits. Instruments defining the rights of holders of debt issues which do not exceed 10% of consolidated total assets will be furnished to the Securities and Exchange Commission upon request.

Item No.                          Exhibit Index

3.1            Certificate of  Incorporation of the Registrant - incorporated by
               reference  to  Exhibit  3.1  to  the  Registrant's   Registration
               Statement on Form S-4 (File No. 333-100047).

3.2 Certificate of Amendment to Certificate of Incorporation of the Registrant, dated March 15, 1989 - incorporated by reference to
               Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-100047).

3.3 Certificate of Amendment to Certificate of Incorporation of the Registrant, dated January 1, 1999 - incorporated by reference to
               Exhibit 3.3 to the Registrant's Registration Statement on Form S-4 (File No. 333-100047).

3.4 Certificate of Amendment to Certificate of Incorporation of the Registrant, dated February 8, 1999 - incorporated by reference to
               Exhibit 3.4 to the Registrant's Registration Statement on Form S-4 (File No. 333-100047).

3.5 Certificate of Amendment to Certificate of Incorporation of the Registrant, dated December 15, 1999 - incorporated by reference to Exhibit 3.5 to the Registrant's Registration Statement on Form S-4 (File No. 333-100047).

3.6            Amended and Restated  Bylaws of the Registrant - incorporated  by
               reference  to  Exhibit  3.6  to  the  Registrant's   Registration
               Statement on Form S-4 (File No. 333-100047).

4.1 Indenture governing the 8.875% Senior Secured Notes due 2009, dated as of June 28, 2002, between the Registrant and The Bank of New York, as trustee - incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended June 30, 2002.

4.2 Form of certificate of 8.875% Senior Secured Note due 2009 (included as Exhibit A to Exhibit 4.1) - incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-100047).

4.3 Form of certificate of 8.875% Senior Secured Note due 2009 (included as Exhibit B to Exhibit 4.1) - incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-4 (File No. 333-100047).

4.4 Purchase Agreement, dated as of June 19, 2002, among the Registrant, Deutsche Bank AG London, Dresdner Bank AG, London Branch, and Commerzbank Aktiengesellschaft, London Branch - incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended June 30, 2002.

4.5 Registration Rights Agreement, dated as of June 28, 2002, among the Registrant, Deutsche Bank AG London, Dresdner Bank AG, London Branch, and Commerzbank Aktiengesellschaft, London Branch - incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended June 30, 2002.

4.6 Collateral Agency Agreement, dated as of June 28, 2002, among The Bank of New York, U.S. Bank, N.A. and the Registrant (filed herewith only with respect to Sections 2, 5, 6 and 8 thereof) - incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended June 30, 2002.

4.7 Security Over Shares Agreement (shares of Kronos Limited), dated June 28, 2002, between the Registrant and The Bank of New York, U.S., as trustee - incorporated by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended June 30, 2002.

4.8 Pledge of Shares (shares of Kronos Denmark ApS), dated June 28, 2002, between the Registrant and U.S. Bank, N.A., as collateral agent - incorporated by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended June 30, 2002.

4.9 Pledge Agreement (pledge of shares of Societe Industrielle du Titane, S.A.), dated June 28, 2002, between the Registrant and U.S. Bank, N.A., as collateral agent - incorporated by reference to Exhibit 4.9 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended June 30, 2002.

4.10 Partnership Interest Pledge Agreement (pledge of fixed capital contribution in Kronos Titan GmbH & Co. OHG), dated June 28, 2002, between the Registrant and U.S. Bank, N.A., as collateral agent - incorporated by reference to Exhibit 4.10 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended June 30, 2002.

4.11 Recapitalization Agreement, dated as of June 5, 2002, between the Registrant and Kronos, Inc. - incorporated by reference to
               Exhibit 4.12 to the Registrant's Registration Statement on Form S-4 (File No. 333-100047).

4.12 Redemption Agreement, dated as of June 6, 2002, between the Registrant and NL Industries, Inc. - incorporated by reference to
               Exhibit 4.13 to the Registrant's Registration Statement on Form S-4 (File No. 333-100047).

4.13 Form of Profit Participation Certificate (English translation from German language document) - incorporated by reference to
               Exhibit 4.14 to the Registrant's Registration Statement on Form S-4 (File No. 333-100047).

10.1 (euro)80,000,000 Facility Agreement, dated June 25, 2002, among Kronos Titan GmbH & Co. OHG, Kronos Europe S.A./N.V., Kronos Titan A/S and Titania A/S, as borrowers, Kronos Titan GmbH & Co. OHG, Kronos Europe S.A./N.V. and Kronos Norge AS, as guarantors, Kronos Denmark ApS, as security provider, Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent and security agent, and KBC Bank NV, as fronting bank, and the financial institutions listed in Schedule 1 thereto, as lenders - incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended June 30, 2002.

10.2 Lease Contract, dated June 21, 1952, between Farbenfabriken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof) - incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of NL Industries, Inc. for the year ended December 31, 1985.

10.3 Contract on Supplies and Services, dated as of June 30, 1995, among Bayer AG, Kronos Titan-GmbH & Co. OHG and the Registrant (English translation from German language document) - incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended September 30, 1995.

10.4 Master Technology Exchange Agreement, dated as of October 18, 1993, among Kronos, Inc., Kronos Louisiana, Inc., the Registrant, Tioxide Group Limited and Tioxide Group Services Limited - incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended September 30, 1993.

10.5 Services Agreement, dated as of January 1, 1995, amended as of April 1, 2002, among NL Industries, Inc., Kronos (US), Inc. and the Registrant - incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-4 (File No. 333-100047).

10.6 Tax Agreement, dated as of May 28, 2002, between Kronos, Inc. and the Registrant - incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-4 (File No. 333-100047).

10.7 Form of Kronos Cost Sharing Agreement, effective as of January 1, 2002, among the Registrant, Kronos Europe S.A./N.V., Kronos (US), Inc., NL Industries, Inc., Kronos Titan GmbH & Co. OHG, Societe Industrielle du Titane, S.A., Kronos Titan A/S, Titania A/S, Kronos Limited, Kronos Canada, Inc., Kronos Denmark ApS and Kronos Louisiana Inc. - incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-4 (File No. 333-100047).

10.8 Form of Assignment and Assumption Agreement, dated as of January 1, 1999, between Kronos (US), Inc. and the Registrant - incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-4 (File No. 333-100047).

10.9 Form of Cross License Agreement, effective as of January 1, 1999, between Kronos Inc. (formerly known as Kronos (USA), Inc.) and the Registrant - incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-4 (File No. 333-100047).

10.10 NL Industries, Inc. 1998 Long-Term Incentive Plan - incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A of NL Industries, Inc. for the annual meeting of shareholders held on May 6, 1998.

10.11 Form of Indemnity Agreement between the Registrant and the officers and directors of the Registrant - incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-4 (File No. 333-100047).

10.12* Richards Bay Slag Sales Agreement, dated May 1, 1995, between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for NL Industries, Inc. for the year ended December 31, 1995.

10.13* Amendment to Richards Bay Slag Sales Agreement, dated May 1, 1999, between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit
               10.4 to the Annual Report on Form 10-K for NL Industries, Inc. for the year ended December 31, 1999.

10.14* Amendment to Richards Bay Slag Sales Agreement, dated June 1, 2001, between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit
               10.5 to the Annual Report on Form 10-K for NL Industries, Inc. for the year ended December 31, 2001.

10.15* Amendment to Richards Bay Slag Sales Agreement dated December 20, 2002 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for NL Industries, Inc. for the year ended December 31, 2002.

10.16 Agreement between Sachtleben Chemie GmbH and Kronos Titan-GmbH effective December 30, 1986 - incorporated by reference to
               Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.17 Supplementary Agreement to the Agreement of December 30, 1986 between Sachtleben Chemie GmbH and Kronos Titan-GmbH dated May 3, 1996 - incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.18 Second Supplementary Agreement to the Contract dated December 30, 1986 between Sachtleben Chemie GmbH and Kronos Titan-GmbH dated January 8, 2002 - incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

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

* Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Kronos International, Inc.
                                       (Registrant)

                                       By /s/ Dr. Lawrence A. Wigdor
                                          --------------------------------------
                                          Dr. Lawrence A. Wigdor, March 26, 2003
                                          Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ Dr. Lawrence A. Wigdor                     /s/ Robert D. Hardy
---------------------------------------        ---------------------------------
Dr. Lawrence A. Wigdor, March 26, 2003         Robert D. Hardy, March 26, 2003
Chief Executive Officer                        Vice President and Chief
(Principal Executive Officer)                  Financial Officer
                                               (Principal Financial Officer
                                               and Principal Accounting
                                               Officer)


/s/ Dr. Ulfert Fiand                           /s/ Dr. Henry Basson
---------------------------------------        ---------------------------------
Dr. Ulfert Fiand, March 26, 2003               Dr. Henry Basson, March 26, 2003
Director                                       Director


/s/ Volker Roth                                /s/ Andrew Kasprowiak
---------------------------------------        ---------------------------------
Volker Roth, March 26, 2003                    Andrew Kasprowiak, March 26, 2003
Director                                       Director

                                 CERTIFICATIONS

I, Dr. Lawrence A. Wigdor, the Chief Executive Officer of Kronos International, Inc., certify that:

1) I have reviewed this annual report on Form 10-K of Kronos International, Inc.

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 26, 2003


/s/ Dr. Lawrence A. Wigdor
--------------------------
Dr. Lawrence A. Wigdor
Chief Executive Officer

                                 CERTIFICATIONS

I, Robert D. Hardy, the Chief Financial Officer of Kronos International, Inc., certify that:

1) I have reviewed this annual report on Form 10-K of Kronos International, Inc.

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 26, 2003


/s/ Robert D. Hardy
-----------------------
Robert D. Hardy
Chief Financial Officer

                           KRONOS INTERNATIONAL, INC.

                           ANNUAL REPORT ON FORM 10-K

                            Items 8, 15(a) and 15(d)

                   Index of Financial Statements and Schedules


Financial Statements                                                    Pages
--------------------                                                  ----------

Report of Independent Accountants                                     F-2

Consolidated Balance Sheets - December 31, 2002 and 2001              F-3 / F-4

Consolidated Statements of Income - Years ended
December 31, 2002, 2001 and 2000                                      F-5

Consolidated Statements of Comprehensive Income - Years
ended December 31, 2002, 2001 and 2000                                F-6

Consolidated Statements of Redeemable Preferred Stock,
Profit Participation Certificates, and Common Stockholder's
Equity (Deficit) - Years ended December 31, 2002, 2001 and 2000       F-7

Consolidated Statements of Cash Flows - Years ended
December 31, 2002, 2001 and 2000                                      F-8 / F-9

Notes to Consolidated Financial Statements                            F-10/ F-38


Financial Statement Schedules
-----------------------------

Report of Independent Accountants                                     S-1

Schedule I - Condensed Financial Information of Registrant            S-2 / S-7

Schedule II - Valuation and Qualifying Accounts                       S-8


Other Financial Statements
--------------------------

Financial Statements of Kronos Titan GmbH & Co. OHG                   FA-1/FA-30

Financial Statements of Kronos Denmark ApS                            FB-1/FB-30

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Common Stockholder of Kronos International, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, redeemable preferred stock, profit participation certificates, and common stockholder's equity (deficit) and cash flows present fairly, in all material respects, the consolidated financial position of Kronos International, Inc. at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1, the accompanying financial statements exclude the accounts of Kronos Canada, Inc., formerly a wholly owned subsidiary that was sold to Kronos, Inc. on April 30, 2002.





                                                      PricewaterhouseCoopers LLP

Houston, Texas
February 12, 2003

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2002 and 2001

                                 (In thousands)

                        ASSETS                               2002         2001
                                                           --------     --------
Current assets:
    Cash and cash equivalents ........................     $ 15,023     $ 30,343
    Accounts and notes receivable ....................       92,493       87,422
    Receivable from affiliates .......................          972        1,134
    Refundable income taxes ..........................        1,718        1,347
    Inventories ......................................      143,664      121,316
    Prepaid expenses .................................        5,266        4,267
    Deferred income taxes ............................          695          497
                                                           --------     --------

        Total current assets .........................      259,831      246,326
                                                           --------     --------


Other assets:
    Prepaid pension cost .............................       17,572       14,696
    Other ............................................       16,135        2,896
                                                           --------     --------

        Total other assets ...........................       33,707       17,592
                                                           --------     --------


Property and equipment:
    Land .............................................       25,487       20,996
    Buildings ........................................      115,812       96,874
    Machinery and equipment ..........................      536,835      441,216
    Mining properties ................................       65,296       48,167
    Construction in progress .........................        7,749        2,995
                                                           --------     --------
                                                            751,179      610,248
    Less accumulated depreciation and depletion ......      433,416      341,649
                                                           --------     --------

        Net property and equipment ...................      317,763      268,599
                                                           --------     --------

                                                           $611,301     $532,517
                                                           ========     ========

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001

                                 (In thousands)


LIABILITIES AND COMMON STOCKHOLDER'S EQUITY (DEFICIT)    2002            2001
                                                      -----------    -----------

Current liabilities:
    Notes payable .................................   $      --      $    46,201
    Current maturities of long-term debt ..........         1,298          1,033
    Accounts payable and accrued liabilities ......        93,563         78,846
    Payable to affiliates .........................        21,430          7,929
    Income taxes ..................................         5,845          6,597
    Deferred income taxes .........................         3,219          1,530
                                                      -----------    -----------

        Total current liabilities .................       125,355        142,136
                                                      -----------    -----------

Noncurrent liabilities:
    Long-term debt ................................       324,608          1,465
    Notes payable to Kronos, Inc. .................          --          480,363
    Deferred income taxes .........................        49,688         37,783
    Accrued pension cost ..........................        21,486         18,696
    Other .........................................        12,933         11,846
                                                      -----------    -----------

        Total noncurrent liabilities ..............       408,715        550,153
                                                      -----------    -----------

Minority interest .................................           383            284
                                                      -----------    -----------

Redeemable preferred stock and profit participation
  certificates ....................................          --          571,119
Accrued dividends .................................          --           46,290
                                                      -----------    -----------

        Total redeemable preferred stock and profit
          participation certificates ..............          --          617,409
                                                      -----------    -----------

Common stockholder's equity (deficit):
    Common stock - $100 par value; 100,000 shares
      authorized; 2,968 and 3,196 shares issued ...           297            320
    Additional paid-in capital ....................     1,944,185      1,870,935
    Retained deficit ..............................    (1,721,859)    (1,774,150)
    Notes receivable from affiliates ..............          --         (700,843)
    Accumulated other comprehensive loss:
        Currency translation ......................      (139,025)      (169,758)
        Pension liabilities .......................        (6,750)        (3,969)
                                                      -----------    -----------

        Total common stockholder's equity (deficit)        76,848       (777,465)
                                                      -----------    -----------

                                                      $   611,301    $   532,517
                                                      ===========    ===========

Commitments and contingencies (Notes 13 and 19)

          See accompanying notes to consolidated financial statements.
                                      F-4

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 2002, 2001 and 2000

                                 (In thousands)

                                                           2002         2001         2000
                                                        ---------    ---------    ---------
Revenues and other income:
    Net sales .......................................   $ 579,665    $ 554,637    $ 620,525
    Interest from affiliates ........................      22,754       36,220       23,069
    Insurance recoveries, net .......................        --         17,468         --
    Other income, net ...............................      22,288        6,201       (3,835)
                                                        ---------    ---------    ---------

                                                          624,707      614,526      639,759
                                                        ---------    ---------    ---------

Costs and expenses:
    Cost of sales ...................................     454,154      379,558      413,475
    Selling, general and administrative .............      72,008       68,277       72,534
    Interest ........................................      16,696        4,305        1,942
    Interest expense to affiliates ..................      18,698       34,145       28,724
                                                        ---------    ---------    ---------

                                                          561,556      486,285      516,675
                                                        ---------    ---------    ---------

        Income before income taxes and minority
          interest ..................................      63,151      128,241      123,084

Income tax expense ..................................      10,805       14,497       42,888
                                                        ---------    ---------    ---------

        Income before minority interest .............      52,346      113,744       80,196

Minority interest ...................................          55           16           47
                                                        ---------    ---------    ---------

        Net income ..................................      52,291      113,728       80,149

Dividends and accretion applicable to redeemable
  preferred stock and profit participation
  certificates ......................................     (78,600)    (112,466)     (15,867)
                                                        ---------    ---------    ---------

        Net (loss) income available to common stock $     (26,309)   $   1,262    $  64,282
                                                        =========    =========    =========

          See accompanying notes to consolidated financial statements.

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 2002, 2001 and 2000

                                 (In thousands)

                                                    2002         2001         2000
                                                 ---------    ---------    ---------

Net income ...................................   $  52,291    $ 113,728    $  80,149
                                                 ---------    ---------    ---------

Other comprehensive income (loss), net of tax:

    Minimum pension liabilities adjustment ...      (2,781)      (3,969)        --

    Currency translation adjustment ..........      30,733       (3,153)     (12,239)
                                                 ---------    ---------    ---------

        Total other comprehensive income
          (loss) .............................      27,952       (7,122)     (12,239)
                                                 ---------    ---------    ---------

    Comprehensive income .....................   $  80,243    $ 106,606    $  67,910
                                                 =========    =========    =========

          See accompanying notes to consolidated financial statements.

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK,
   PROFIT PARTICIPATION CERTIFICATES AND COMMON STOCKHOLDER'S EQUITY (DEFICIT)
                  Years ended December 31, 2002, 2001 and 2000
                                 (In thousands)

                                                   Redeemable              Common stockholder's equity (deficit)
                                                   preferred      ----------------------------------------------------------
                                                   stock and                                                        Notes
                                                     profit                       Additional                     receivable
                                                 participation      Common         paid-in        Retained          from
                                                  certificates      stock          capital         deficit       affiliates
                                                 -------------    ----------     -----------     -----------     -----------
Balance at December 31, 1999 ................    $   489,076      $      320     $ 1,675,378     $(1,964,220)    $      --

Net income ..................................           --              --              --            80,149            --
Other comprehensive loss ....................           --              --              --              --              --
Change in notes receivable from affiliates ..           --              --              --              --           (64,840)
Preferred dividends and accretion ...........         15,867            --           (15,867)           --              --
Capital contribution:
    NL Capital Corporation merger ...........           --              --           291,910            --          (278,937)
    Other ...................................           --              --            15,043            --              --
                                                 -----------      ----------     -----------     -----------     -----------

Balance at December 31, 2000 ................        504,943             320       1,966,464      (1,884,071)       (343,777)

Net income ..................................           --              --              --           113,728            --
Other comprehensive loss, net of tax ........           --              --              --              --              --
Change in notes receivable from affiliates ..           --              --              --              --          (357,066)
Preferred dividends and accretion ...........        112,466            --          (112,466)           --              --
Capital contribution ........................           --              --            16,937            --              --
Common dividends declared ...................           --              --              --            (3,807)           --
                                                 -----------      ----------     -----------     -----------     -----------

Balance at December 31, 2001 ................        617,409             320       1,870,935      (1,774,150)       (700,843)

Net income ..................................           --              --              --            52,291            --
Other comprehensive income (loss), net of tax           --              --              --              --              --
Change in notes receivable from affiliates ..           --              --              --              --           156,661
Preferred dividends and accretion ...........         78,600            --           (78,600)           --              --
Capital contribution ........................           --              --           217,000            --          (217,000)
Recapitalization ............................       (696,009)            (23)        (65,150)           --           761,182
                                                 -----------      ----------     -----------     -----------     -----------

Balance at December 31, 2002 ................    $      --        $      297     $ 1,944,185     $(1,721,859)    $      --
                                                 ===========      ==========     ===========     ===========     ===========

                                                       Common stockholder's equity (deficit)
                                                 -----------------------------------------------
                                                      Accumulated other
                                                     comprehensive loss                Total
                                                 ----------------------------         common
                                                   Currency                        stockholder's
                                                  translation       Pension           equity
                                                  adjustment      liabilities        (deficit)
                                                 ------------     -----------     --------------
Balance at December 31, 1999 ................    $  (154,366)     $     --        $ (442,888)

Net income ..................................           --              --            80,149
Other comprehensive loss ....................        (12,239)           --           (12,239)
Change in notes receivable from affiliates ..           --              --           (64,840)
Preferred dividends and accretion ...........           --              --           (15,867)
Capital contribution:
    NL Capital Corporation merger ...........           --              --            12,973
    Other ...................................           --              --            15,043
                                                 -----------      ----------      ----------

Balance at December 31, 2000 ................       (166,605)           --          (427,669)

Net income ..................................           --              --           113,728
Other comprehensive loss, net of tax ........         (3,153)         (3,969)         (7,122)
Change in notes receivable from affiliates ..           --              --          (357,066)
Preferred dividends and accretion ...........           --              --          (112,466)
Capital contribution ........................           --              --            16,937
Common dividends declared ...................           --              --            (3,807)
                                                 -----------      ----------      ----------

Balance at December 31, 2001 ................       (169,758)         (3,969)       (777,465)

Net income ..................................           --              --            52,291
Other comprehensive income (loss), net of tax         30,733          (2,781)         27,952
Change in notes receivable from affiliates ..           --              --           156,661
Preferred dividends and accretion ...........           --              --           (78,600)
Capital contribution ........................           --              --              --
Recapitalization ............................           --              --           696,009
                                                 -----------      ----------      ----------

Balance at December 31, 2002 ................    $  (139,025)     $   (6,750)     $   76,848
                                                 ===========      ==========      ==========

          See accompanying notes to consolidated financial statements.

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2002, 2001 and 2000

                                 (In thousands)

                                                    2002         2001         2000
                                                 ---------    ---------    ---------

Cash flows from operating activities:
    Net income ...............................   $  52,291    $ 113,728    $  80,149
    Depreciation, depletion and amortization .      27,144       24,119       24,108
    Noncash currency transaction (gain) loss .     (13,121)       9,355       15,591
    Noncash interest income from affiliates ..     (21,849)     (25,044)     (23,069)
    Noncash interest expense to affiliates ...       5,521         --           --
    Noncash interest expense .................         860         --           --
    Deferred income taxes ....................       5,514       (6,565)       5,226
    Minority interest ........................          55           16           47
    Net loss from disposition of property and
      equipment ..............................         534          548        1,404
    Pension cost, net ........................      (2,118)      (2,342)      (3,162)
    Insurance recoveries, net ................        --        (17,468)        --
                                                 ---------    ---------    ---------

                                                    54,831       96,347      100,294

    Change in assets and liabilities:
      Accounts and notes receivable ..........      10,726       (1,797)      (7,312)
      Inventories ............................      (1,907)      (7,617)      (7,859)
      Prepaid expenses .......................        (323)      (1,546)        (666)
      Accounts payable and accrued liabilities      (5,784)       4,088        1,885
      Income taxes ...........................      (2,114)         386        6,069
      Accounts with affiliates ...............      12,189      (13,332)       8,046
      Other noncurrent assets ................         162          366          (91)
      Other noncurrent liabilities ...........        (788)        (932)      (2,595)
                                                 ---------    ---------    ---------

          Net cash provided by operating
            activities .......................      66,992       75,963       97,771
                                                 ---------    ---------    ---------

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                  Years ended December 31, 2002, 2001 and 2000

                                 (In thousands)


                                                         2002         2001         2000
                                                      ---------    ---------    ---------
Cash flows from investing activities:
    Capital expenditures ..........................   $ (27,632)   $ (48,417)   $ (26,663)
    Change in restricted marketable debt
      securities, net .............................      (1,665)        (577)        --
    Property damaged by fire:
        Insurance proceeds ........................        --         23,361         --
        Other, net ................................        --         (3,205)        --
    Proceeds from disposition of property and
      equipment ...................................         864          364          110
    Other, net ....................................        --           --            (33)
                                                      ---------    ---------    ---------

        Net cash used by investing activities .....     (28,433)     (28,474)     (26,586)
                                                      ---------    ---------    ---------

Cash flows from financing activities:
    Indebtedness:
        Borrowings ................................     335,768        1,437       44,923
        Principal payments ........................     (84,814)     (22,428)     (29,162)
        Deferred financing fees ...................      (9,963)        --           --
    Repayments of loans from affiliates ...........    (301,432)        --        (93,000)
    Capital contribution ..........................        --          3,815         --
    Other capital transactions with affiliates, net       2,925      (35,631)     (18,831)
    Distributions to minority interests ...........         (11)          (5)          (6)
                                                      ---------    ---------    ---------

        Net cash used by financing activities .....     (57,527)     (52,812)     (96,076)
                                                      ---------    ---------    ---------

Cash and cash equivalents:
    Net change during the year from:
        Operating, investing and financing
          activities ..............................     (18,968)      (5,323)     (24,891)
        Currency translation ......................       3,648       (1,065)      (1,159)
                                                      ---------    ---------    ---------

                                                        (15,320)      (6,388)     (26,050)

        Balance at beginning of year ..............      30,343       36,731       62,781
                                                      ---------    ---------    ---------

        Balance at end of year ....................   $  15,023    $  30,343    $  36,731
                                                      =========    =========    =========

Supplemental disclosures - cash paid for:
    Interest ......................................   $  34,061    $  38,607    $  32,290
    Income taxes ..................................       6,748       20,690       25,544

          See accompanying notes to consolidated financial statements.

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

        Kronos International, Inc. ("KII") is incorporated in the state of Delaware, U.S.A., with its seat of management in Leverkusen, Germany. KII is a wholly owned subsidiary of Kronos, Inc. ("Kronos"), a wholly owned subsidiary of NL Industries, Inc. ("NL"). NL conducts its titanium dioxide pigments ("TiO2") operations through Kronos. KII conducts Kronos' European TiO2 operations. At December 31, 2002, Valhi, Inc. ("Valhi") and Tremont Corporation ("Tremont"), each affiliates of Contran Corporation ("Contran"), held approximately 63% and 21%, respectively, of NL's outstanding common stock. At December 31, 2002, Contran and its subsidiaries held approximately 93% of Valhi's outstanding common stock, and Tremont Group, Inc. ("Tremont Group"), which is 80% owned by Valhi and 20% owned by NL, held approximately 80% of Tremont's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board of each of Contran, Valhi and NL and a director of Tremont, may be deemed to control each of such companies and KII. In February 2003 Valhi completed a series of merger transactions pursuant to which, among other things, Tremont Group and Tremont both became wholly owned subsidiaries of Valhi. Under these merger transactions, (i) Valhi issued 3.5 million shares of its common stock to NL in return for NL's 20% ownership interest in Tremont Group and (ii) Valhi issued 3.4 shares of its common stock (plus cash in lieu of fractional shares) to all Tremont stockholders (other than Valhi and Tremont Group) in exchange for each share of Tremont common stock held by such stockholders. NL received approximately 27,770 shares of Valhi common stock in the second transaction. The number of shares of Valhi common stock issued to NL in exchange for NL's 20% ownership interest in Tremont Group was equal to NL's 20% pro-rata interest in the shares of Tremont common stock held by Tremont Group, adjusted for the same 3.4 exchange ratio. The Valhi common stock owned by NL is restricted under SEC Rule 144.

        KII's current operations are conducted primarily through its German, Belgian and Norwegian subsidiaries with three TiO2 plants in Germany, one TiO2 plant in Belgium and one TiO2 plant and an ilmenite ore mining operation in Norway. KII also operates TiO2 sales and distribution facilities in England, France, Denmark and the Netherlands. Prior to April 30, 2002, KII also conducted operations in Canada through Kronos Canada, Inc. ("KC"), its wholly owned subsidiary. Effective April 30, 2002, in anticipation of a proposed debt securities offering, KII sold 100% of KC's capital stock to Kronos in exchange for a promissory note receivable in the amount of $217 million bearing interest of 7.87% per annum with a maturity date of April 30, 2012. KII has accounted for the disposition of KC as a change in accounting entity. Accordingly, KII's consolidated financial statements have been retroactively restated to exclude the assets, liabilities, results of operations and cash flows of KC for all periods presented. KII's cash dividends received from KC and cash capital contributions to KC prior to April 30, 2002 are reflected as part of "other capital transactions with affiliates, net" in the accompanying consolidated statement of cash flows. The effect of the change in accounting entity as a result of the sale of KC to Kronos was to reduce KII's net income by $2.9 million, $10.1 million and $14.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 2 - Summary of significant accounting policies:

Principles of consolidation and management's estimates

        The accompanying consolidated financial statements include the accounts of KII and its majority-owned subsidiaries (collectively, the "Company"). All material intercompany accounts and balances have been eliminated. Certain prior-year amounts have been reclassified to conform to the current year presentation. The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results may differ from previously estimated amounts under different assumptions or conditions. The Company has no involvement with any variable interest entity covered by the scope of FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities."

Translation of foreign currencies

        The functional currencies of the Company include the euro, the Norwegian kroner, the Danish kroner and the United Kingdom pound sterling. Assets and liabilities of the Company are translated at year-end rates of exchange and revenues and expenses are translated at weighted average exchange rates prevailing during the year. Resulting translation adjustments are included in other comprehensive income (loss), net of related income taxes. Currency transaction gains and losses are recognized in income currently and include amounts related to KII's U.S. dollar-denominated note payable to Kronos that was remeasured into the non-U.S. dollar functional currency of KII. See Note 9.

Cash equivalents

        Cash equivalents include bank deposits with original maturities of three months or less.

Restricted marketable debt securities

        Restricted   marketable  debt  securities  are  primarily   invested  in
corporate debt securities. Restricted marketable debt securities of approximately $2.5 million and approximately $.6 million, as of December 31, 2002 and 2001, respectively, represented certain noncurrent debt securities used to support certain capital requirements regarding the Company's Norwegian operating subsidiaries' defined benefit pension plans in accordance with applicable Norwegian law. Restricted marketable debt securities are generally classified as either current or noncurrent assets depending upon the maturity date of each marketable debt security and are carried at market which approximates cost. See Note 6.

Inventories

        Inventories are stated at the lower of cost (principally average cost) or market. Amounts are removed from inventories at average cost.

Property, equipment, depreciation and depletion

        Property and equipment are stated at cost. Interest costs related to major, long-term capital projects are capitalized as a component of construction costs. Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized.

        Depreciation is computed principally by the straight-line method over the estimated useful lives of ten to forty years for buildings and three to twenty years for machinery and equipment. Depletion of mining properties is computed by the unit-of-production and straight-line methods.

        When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. All relevant factors are considered. The test for impairment is performed by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required. Effective January 1, 2002, the Company commenced accounting for impairment of other long-lived assets (such as property and equipment and mining properties) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 as discussed under "Accounting principles adopted in 2002."

Long-term debt

        Where applicable, long-term debt is stated net of unamortized original issue discount ("OID"). OID is amortized over the period during which cash interest payments are not required and deferred financing costs are amortized over the term of the applicable issue, both by the interest method.

Employee benefit plans

        Accounting and funding  policies for  retirement  plans are described in
Note 11.

        While the Company has not issued any stock options to purchase KII's common stock, certain employees of the Company have been granted options by NL to purchase NL common stock. The Company has elected the disclosure alternative prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and to account for its stock-based employee compensation related to these NL stock options in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. During the fourth quarter of 2002, NL, including the Company, commenced accounting for its stock options using the variable accounting method, which requires the intrinsic value of the stock option to be accrued as an expense. Compensation cost recognized by the Company in accordance with APBO No. 25 was $.4 million in 2002 and nil in each of 2001 and 2000. The Company is also charged by NL for stock options exercised by employees of the Company to the extent the exercise price exceeds an amount previously accrued as an expense under the intrinsic value method and the amount of expense recognized by the Company was nil in each of 2002 and 2001 and $.2 million in 2000. See Note 12.

        The following table illustrates the effect on net (loss) income available to common stock if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                         Years ended December 31,
                                                    --------------------------------
                                                      2002        2001        2000
                                                    --------    --------    --------
                                                             (In thousands)

Net (loss) income available to common stock - as
  reported ......................................   $(26,309)   $  1,262    $ 64,282
Add back:  Stock-based compensation cost, net of
  tax, included in reported net income ..........        296        --          --
Deduct:  Stock-based compensation cost, net of
  tax, determined under fair value based method
  for all awards ................................       (309)       (257)       (217)
                                                    --------    --------    --------

Net (loss) income available to common stock - pro
  forma .........................................   $(26,322)   $  1,005    $ 64,065
                                                    ========    ========    ========

Environmental remediation costs

        Environmental remediation costs are accrued when estimated future expenditures are probable and reasonably estimable. The estimated future expenditures generally are not discounted to present value. Recoveries of remediation costs from other parties, if any, are reported as receivables when their receipt is deemed probable. At December 31, 2002 and 2001, no receivables for recoveries have been recognized.

Net sales

        The Company adopted the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended, in 2000. Revenue generally is realized or realizable and earned when all of the requirements of SAB No. 101 are met, including when title and the risks and rewards of ownership passes to the customer (generally at the time the product is shipped to the customer). The impact of adopting SAB No. 101 was not material. Amounts charged to customers for shipping and handling are included in net sales.

Repair and maintenance costs

        The Company performs planned major maintenance activities during the year. Repair and maintenance costs estimated to be incurred in connection with planned major maintenance activities are accrued in advance and are included in cost of goods sold.

Shipping and handling costs

        Shipping and handling costs are included in selling, general and administrative expense and were approximately $33 million in each of 2002, 2001 and 2000.

Income taxes

        KII is a member of NL's consolidated U.S. federal income tax group (the "NL Tax Group"). KII is a party to a U.S. federal income tax sharing agreement (the "Kronos Tax Agreement"). Effective January 1, 2001, the NL Tax Group, including KII, is included in the consolidated U.S. federal income tax group of Contran (the "Contran Tax Group"). As a member of the Contran Tax Group, NL is a party to a separate tax sharing agreement (the "Contran Tax Agreement"). The Contran Tax Agreement provides that NL calculate its liability for U.S. income taxes on a separate-company basis using the tax elections made by Contran. During 2002 the Kronos Tax Agreement was amended (the "Amended Kronos Tax Agreement"). The Amended Kronos Tax Agreement provides that Kronos calculate KII's liability for U.S. income taxes on a separate-company basis using tax elections consistent with Kronos' tax elections. Pursuant to the Amended Kronos Tax Agreement, KII is to make distributions to or receive contributions from Kronos in the amounts it would have paid to or received from the U.S. Internal Revenue Service had it not been a member of the NL Tax Group, but rather a separate taxpayer. Contributions under the Amended Kronos Tax Agreement are limited to amounts previously distributed under the agreement. No distributions have yet been made or contributions received under the Amended Kronos Tax Agreement. KII would not have reported a different provision for income taxes in 2001 and 2000 if the provision for income taxes in such periods had been computed in accordance with the tax allocation policy contained in the Amended Kronos Tax Agreement.

        Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in subsidiaries not included in the NL Tax Group. The Company periodically evaluates its deferred tax assets in the various taxing jurisdictions in which it operates and adjusts any related valuation allowance. The Company's valuation allowance is equal to the amount of deferred tax assets which the Company believes do not meet the "more-likely-than-not" recognition criteria.

Derivatives and hedging activities

        The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, effective January 1, 2001. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives are recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives is dependent upon the intended use of the derivative. As permitted by the transition requirements of SFAS No. 133, as amended, the Company exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999. At December 31, 2002 and 2001, the Company was not a party to any significant derivative or hedging instrument covered by SFAS No. 133. There was no impact on the Company's financial statements from adopting SFAS No. 133.

        The Company periodically uses interest rate swaps, currency swaps and other types of contracts to manage interest rate and foreign exchange risk with respect to financial assets or liabilities. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does it currently anticipate doing so in the future. The Company was not a party to any such contracts during 2002, 2001 and 2000.

Accounting principles adopted in 2002

        The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. SFAS No. 144 retains the fundamental provisions of existing GAAP with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale to be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. The adoption of SFAS No. 144 effective January 1, 2002 did not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

        The Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" effective April 1, 2002. SFAS No. 145, among other things, eliminated the prior requirement that all gains and losses from the early extinguishment of debt were to be classified as an extraordinary item. Upon adoption of SFAS No. 145, gains and losses from the early extinguishment of debt are now classified as an extraordinary item only if they meet the "unusual and infrequent" criteria contained in Accounting Principles Board Opinion ("APBO") No. 30. In addition, upon adoption of SFAS No. 145, all gains and losses from the early extinguishment of debt that had previously been classified as an extraordinary item are to be reassessed to determine if they would have met the "unusual and infrequent" criteria of APBO No. 30; any such gain or loss that would not have met the APBO No. 30 criteria are retroactively reclassified and reported as a component of income before extraordinary item. The adoption of SFAS No. 145 effective January 1, 2002 did not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

        In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a guarantor to recognize a liability at the inception of a guarantee covered by the scope of FIN No. 45, equal to the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures requirements with respect to certain guarantees. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis for any guarantees issued or modified after December 31, 2002, while the disclosure requirements were effective upon issuance. The Company is not a party to any guarantees covered by the scope of FIN No. 45 as of December 31, 2002.

Accounting principles not yet adopted

        The Company will adopt SFAS No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement.

        Under the transition provisions of SFAS No. 143, at the date of adoption on January 1, 2003 the Company will recognize (i) an asset retirement cost capitalized as an increase to the carrying value of its property, plant and equipment, (ii) accumulated depreciation on such capitalized cost and (iii) a liability for the asset retirement obligation. Amounts resulting from the initial application of SFAS No. 143 are measured using information, assumptions and interest rates all as of January 1, 2003. The amount recognized as the asset retirement cost is measured as of the date the asset retirement obligation was incurred. Cumulative accretion on the asset retirement obligation, and accumulated depreciation on the asset retirement cost, is recognized for the time period from the date the asset retirement cost and liability would have been recognized had the provisions of SFAS No. 143 been in effect at the date the liability was incurred, through January 1, 2003. The difference, if any, between the amounts to be recognized as described above and any associated amounts recognized in the Company's balance sheet as of December 31, 2002 would be recognized as a cumulative effect of a change in accounting principles as of the date of adoption. The effect of adopting SFAS No. 143 as of January 1, 2003 as summarized in the table below is not expected to have a material effect on the Company's consolidated financial position, results of operations or liquidity:

                                                                             Amount
                                                                         -------------
                                                                         (In millions)

Increase in carrying value of net property, plant and equipment:
    Cost ................................................................   $  .4
    Accumulated depreciation ............................................     (.1)
Decrease in liabilities previously accrued for closure and post
  closure activities ....................................................      .2
Asset retirement obligation recognized ..................................     (.5)
                                                                            -----

        Net impact ......................................................   $--
                                                                            =====

        The Company will adopt SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective January 1, 2003 for exit or disposal activities initiated on or after the date of adoption. Under SFAS No. 146, costs associated with exit activities, as defined, that are covered by the scope of SFAS No. 146 will be recognized and measured initially at fair value, generally in the period in which the liability is incurred. Costs covered by the scope of SFAS No. 146 include termination benefits provided to employees, costs to consolidate facilities or relocate employees, and costs to terminate contracts (other than a capital lease). Under existing GAAP, a liability for such an exit cost is recognized at the date an exit plan is adopted, which may or may not be the date at which the liability has been incurred. The Company believes the adoption of SFAS No. 146 will not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

Note 3 - Business and geographic segments:

        The Company's operations are conducted in one operating business segment
- activities associated with the production and sale of TiO2. Titanium dioxide pigments are used to impart whiteness, brightness and opacity to a wide variety of products, including paints, plastics, paper, fibers and ceramics. All of the Company's net assets are located in Europe and are attributable to the TiO2 reportable operating segment.

        The Company evaluates its TiO2 segment performance based on operating income. Operating income is defined as income before income taxes, minority interest, interest expense, interest expense to affiliates, certain nonrecurring items and certain general corporate items. Corporate items excluded from operating income include corporate expense, interest income from affiliates, gains and losses from the disposal of long-lived assets outside the ordinary course of business and currency transaction gains and losses related to KII's U.S. dollar-denominated note payable to Kronos discussed in Note 9. The accounting policies of the TiO2 segment are the same as those described in Note
2. Interest income included in the calculation of TiO2 operating income is disclosed in Note 14 as "Trade interest income."

                                                        Years ended December 31,
                                                  -----------------------------------
                                                    2002         2001         2000
                                                  ---------    ---------    ---------
                                                            (In thousands)

Business segment - TiO2

    Net sales .................................   $ 579,665    $ 554,637    $ 620,525
    Other income, excluding corporate .........       6,449       15,556       11,756
                                                  ---------    ---------    ---------
                                                    586,114      570,193      632,281

    Cost of sales .............................     454,154      379,558      413,475
    Selling, general and administrative,
      excluding corporate .....................      72,008       66,789       72,534
                                                  ---------    ---------    ---------

        Operating income ......................      59,952      123,846      146,272

    Insurance recoveries, net .................        --         17,468         --
                                                  ---------    ---------    ---------

        Income before corporate items, income
          taxes and minority interest .........      59,952      141,314      146,272

    General corporate income (expense):
        Currency transaction gain (loss), net .      15,839       (9,355)     (15,591)
        Expense, net ..........................        --         (1,488)        --
        Interest expense ......................     (16,696)      (4,305)      (1,942)
        Interest expense to affiliates ........     (18,698)     (34,145)     (28,724)
        Interest income from affiliates .......      22,754       36,220       23,069
                                                  ---------    ---------    ---------

        Income before income taxes and minority
          interest ............................   $  63,151    $ 128,241    $ 123,084
                                                  =========    =========    =========

                                                  Years ended December 31,
                                            -----------------------------------
                                              2002         2001         2000
                                            ---------    ---------    ---------
                                                       (In thousands)

Geographic areas

    Net sales - point of origin:
        Germany .........................   $ 404,299    $ 398,470    $ 444,050
        Belgium .........................     123,760      126,782      137,829
        Norway ..........................     111,811      102,843       98,300
        Other ...........................      89,559       82,320       92,691
        Eliminations ....................    (149,764)    (155,778)    (152,345)
                                            ---------    ---------    ---------

                                            $ 579,665    $ 554,637    $ 620,525
                                            =========    =========    =========

    Net sales - point of destination:
        Europe ..........................   $ 456,299    $ 424,888    $ 479,637
        United States ...................      39,104       32,052       41,375
        Latin America ...................      12,808       16,039       14,064
        Asia ............................      39,832       42,686       41,470
        Other ...........................      31,622       38,972       43,979
                                            ---------    ---------    ---------

                                            $ 579,665    $ 554,637    $ 620,525
                                            =========    =========    =========

Note 4 - Accounts and notes receivable:

                                                             December 31,
                                                       ------------------------
                                                         2002            2001
                                                       --------        --------
                                                             (In thousands)

Trade receivables ..............................       $ 83,929        $ 65,417
Insurance claims receivable ....................            312          11,505
Recoverable VAT and other receivables ..........         10,159          12,126
Allowance for doubtful accounts ................         (1,907)         (1,626)
                                                       --------        --------

                                                       $ 92,493        $ 87,422
                                                       ========        ========

Note 5 - Inventories:

                                                             December 31,
                                                     ---------------------------
                                                       2002               2001
                                                     --------           --------
                                                            (In thousands)

Raw materials ............................           $ 36,960           $ 33,911
Work in process ..........................             14,009              6,421
Finished products ........................             67,469             61,191
Supplies .................................             25,226             19,793
                                                     --------           --------

                                                     $143,664           $121,316
                                                     ========           ========

Note 6 - Other noncurrent assets:

                                                                 December 31,
                                                             -------------------
                                                               2002        2001
                                                             -------     -------
                                                                (In thousands)

Deferred financing costs, net (see Note 8) .............     $ 9,879     $    12
Restricted marketable debt securities (see Note 2) .....       2,492         577
Unrecognized net pension obligations (see Note 11) .....         292         446
Other ..................................................       3,472       1,861
                                                             -------     -------

                                                             $16,135     $ 2,896
                                                             =======     =======

Note 7 - Accounts payable and accrued liabilities:

                                                              December 31,
                                                       -------------------------
                                                         2002              2001
                                                       -------           -------
                                                             (In thousands)

Accounts payable ...........................           $49,630           $36,974
                                                       -------           -------
Accrued liabilities:
    Employee benefits ......................            20,131            16,227
    Other ..................................            23,802            25,645
                                                       -------           -------

                                                        43,933            41,872
                                                       -------           -------

                                                       $93,563           $78,846
                                                       =======           =======

Note 8 - Notes payable and long-term debt:

                                                                 December 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (In thousands)

Notes payable - Kronos International, Inc. and subsidiaries   $   --     $ 46,201
                                                              ========   ========

Long-term debt:
    8.875% Senior Secured Notes ...........................    296,942       --
    Revolving credit facility .............................     27,077       --
    Other .................................................      1,887      2,498
                                                              --------   --------
                                                               325,906      2,498
Less current maturities ...................................      1,298      1,033
                                                              --------   --------

                                                              $324,608   $  1,465
                                                              ========   ========

        Notes payable at December 31, 2001, consisted of (euro)27 million ($24.0 million) and NOK 200 million ($22.2 million). Notes payable totaling $53.2 million were repaid on June 28, 2002 with proceeds from the revolving credit facility and available cash and the agreements were terminated. See description of revolving credit facility below.

        In June 2002 KII issued (euro)285 million ($280 million when issued and $297 million at December 31, 2002) principal amount of 8.875% Senior Secured Notes (the "Notes") due 2009. The Notes are collateralized by first priority liens on 65% of the common stock or other equity interests of certain of KII's first-tier subsidiaries. The Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restrict the ability of KII and its subsidiaries to incur debt, incur liens, merge or consolidate with, or sell or transfer all or substantially all of their assets to another entity. In addition, the indenture restricts the ability of KII to pay dividends and contains customary cross-default provisions with respect to other debt and obligations of KII or its subsidiaries. The Notes are redeemable, at KII's option, on or after December 30, 2005 at redemption prices ranging from 104.437% of the principal amount, declining to 100% on or after December 30, 2008. In addition, on or before June 30, 2005, KII may redeem up to 35% of its Notes with the net proceeds of a qualified public equity offering at 108.875% of the principal amount. In the event of a change of control of KII, as defined, KII would be required to make an offer to purchase its Notes at 101% of the principal amount. KII would also be required to make an offer to purchase a specified portion of its Notes at par value in the event KII generates a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period. At December 31, 2002, KII was in compliance with all the covenants and the quoted market price of the Notes was (euro)1,010 per
(euro)1,000 principal amount. The Notes require cash interest payments on June 30 and December 30, commencing on December 30, 2002. KII completed an exchange offer on November 18, 2002 to exchange the Notes for registered publicly traded notes that have substantially identical terms as the Notes. At December 31, 2002, the Company had approximately $36 million available for payment of dividends and other restricted payments as defined in the Notes indenture.

        In June 2002 KII's operating subsidiaries in Germany, Belgium and Norway (the "European Borrowers"), entered into a three-year (euro)80 million secured revolving credit facility ("European Credit Facility"). The European Credit Facility is available in multiple currencies, including U.S. dollars, euros and Norwegian kroner. In addition, the European Credit Facility has a (euro)5.0 million sub limit available for issuance of letters of credit. As of December 31, 2002, (euro)15 million ($15.6 million) and NOK 80 million ($11.5 million) were outstanding under the European Credit Facility and (euro)1.8 million ($1.8 million) of letters of credit was also outstanding under the European Credit Facility. At December 31, 2002, approximately (euro)52 million (approximately $54 million) was available for additional borrowings. Borrowings bear interest at the applicable interbank market rate plus 1.75%. As of December 31, 2002, the interest rate was 4.80% and 8.86% on the euro and Norwegian kroner borrowings, respectively, and the weighted average interest rate was 6.51%.

        The European Credit Facility is collateralized by accounts receivable and inventory of the European Borrowers, plus a limited pledge of certain other assets of the Belgian borrower. The European Credit Facility contains, among others, various restrictive covenants, including restrictions on incurring liens, asset sales, additional financial indebtedness, mergers, investments and acquisitions, transactions with affiliates and dividends. In addition, the European Credit Facility contains customary cross-default provisions with respect to other debt and obligations of the European Borrowers, KII and its other subsidiaries. The European Borrowers were in compliance with all the covenants as of December 31, 2002.

        Deferred financing costs of $10.0 million for the Notes and the European Credit Facility are being amortized over the life of the respective agreements and are included in other noncurrent assets as of December 31, 2002.

        Unused  lines of credit  available  for  borrowing  under the  Company's
non-U.S. credit facilities approximated $57 million at December 31, 2002 (including approximately $54 million under the European Credit Facility of which approximately $3.2 million is available for letters of credit).

        The aggregate maturities of long-term debt at December 31, 2002 are shown in the table below.

Years ending December 31,                                                 Amount
-------------------------                                             --------------
                                                                      (In thousands)

2003 ....................................................               $  1,298
2004 ....................................................                    279
2005 ....................................................                 27,224
2006 ....................................................                    145
2007 ....................................................                     18
2008 and thereafter .....................................                296,942
                                                                        --------

                                                                        $325,906
                                                                        ========

Note 9 - Notes Payable to Kronos, Inc.:

                                                                December 31,
                                                         -----------------------
                                                           2002           2001
                                                         --------       --------
                                                             (In thousands)


11.75% Second Tier Senior Mirror Note ............       $   --         $194,000
Euro-denominated note ............................           --          286,363
                                                         --------       --------

                                                         $   --         $480,363
                                                         ========       ========

        NL had $194 million of 11.75% Senior Secured Notes due 2003 (the "NL Notes") at December 31, 2001. KII had a Second-Tier Senior Mirror Note (the "KII Mirror Note") payable to Kronos, which had a First-Tier Senior Mirror Note (the "Kronos Mirror Note") payable to NL. The terms of the KII Mirror Note and the Kronos Mirror Note were identical to the terms of the NL Notes with respect to the maturity dates and interest rates with interest paid semi-annually. The NL
Notes were collateralized by a first priority lien on the common stock, redeemable preferred stock and profit participation certificates of KII, the KII Mirror Note, the Kronos Mirror Note and other collateral pledged by NL and Kronos. An acceleration with respect to the principal amount of the Notes would have resulted in an automatic acceleration of the KII Mirror Note and the Kronos Mirror Note.

        On March 22, 2002, NL redeemed $25 million principal amount of the NL Notes at the current call price of 100%, and as a result $25 million principal amount of the KII Mirror Note was repaid. In addition, immediately following the closing of the Notes offering (see Note 8), KII effectively loaned to NL sufficient funds for NL to redeem in full the remaining $169 million principal amount of the NL Notes. In accordance with the terms of the indenture governing the NL Notes, on June 28, 2002, NL irrevocably placed on deposit with the trustee funds in an amount sufficient to pay in full the redemption price plus all accrued and unpaid interest due on the July 28, 2002 redemption date. Immediately thereafter, NL was released from its obligations under such indenture, the indenture was discharged and all collateral was released to NL. Because NL had been released as being the primary obligor under the indenture as of June 30, 2002, the NL Notes were derecognized as of that date along with the funds placed on deposit with the trustee to effect the July 28, 2002 redemption. KII recognized a loss on the early extinguishment of debt of approximately $1.5 million in the second quarter of 2002, consisting primarily of the interest on the KII Mirror Note for the period from July 1 to July 28, 2002. Such loss was recognized as a component of interest expense. The Kronos Mirror Note and the KII Mirror Note were deemed repaid in accordance with the terms and conditions of such agreements, and the agreements were canceled.

        The euro-denominated note payable to Kronos ((euro)323.9 million at December 31, 2001) was originally due in 2010 and bore interest at 6% payable monthly. The euro note payable to Kronos was established in 2001 as a result of a series of noncash transactions between KII, NL and Kronos. A portion of the note payable ((euro)217.6 million, including interest of (euro)6.3 million) was prepaid in April 2002, using as consideration an equivalent amount of KII's euro-denominated note receivable from NL. See Note 12. The remaining balance of
(euro)113.8 million (including interest) was repaid as of June 28, 2002 with proceeds from the (euro)285 million Notes offering described in Note 8 and the note agreement was canceled.

Note 10 - Other noncurrent liabilities:

                                                              December 31,
                                                       -------------------------
                                                         2002              2001
                                                       -------           -------
                                                             (In thousands)

Environmental costs ........................           $ 5,921           $ 5,662
Employee benefits ..........................             4,025             3,476
Insurance claims expense ...................               889               821
Other ......................................             2,098             1,887
                                                       -------           -------

                                                       $12,933           $11,846
                                                       =======           =======

Note 11 - Employee benefit plans:

Company-sponsored pension plans

        The Company maintains various defined benefit and defined contribution pension plans covering substantially all employees. Personnel are covered by plans in their respective countries. The Company amended its defined benefit pension plans in Belgium and Norway in 2002 to exclude the admission of new employees to the plans. New employees of these particular locations are eligible to participate in Company-sponsored defined contribution plans.

        Certain actuarial assumptions used in measuring the defined benefit pension assets, liabilities and expenses are presented below.

                                                             December 31,
                                                 ------------------------------------
                                                    2002         2001         2000
                                                 ----------   ----------   ----------
                                                             (Percentages)

Discount rate ................................   5.5 to 6.0   5.8 to 7.3   6.0 to 6.5
Rate of increase in future compensation levels   2.5 to 3.0   2.8 to 3.0   3.0 to 4.0
Long-term rate of return on plan assets ......   6.8 to 7.3   6.8 to 7.8   7.0 to 8.0

        Plan assets are comprised primarily of investments in corporate equity and debt securities, short-term investments, mutual funds and group annuity contracts.

        SFAS No. 87, "Employers' Accounting for Pension Costs" requires that an additional pension liability be recognized when the unfunded accumulated pension benefit obligation exceeds the unfunded accrued pension liability. Variances from actuarially assumed rates will change the actuarial valuation of accrued pension liabilities, pension expense and funding requirements in future periods.

        The components of the net periodic defined benefit pension cost are set forth below.

                                                        Years ended December 31,
                                                    --------------------------------
                                                      2002        2001        2000
                                                    --------    --------    --------
                                                             (In thousands)

Net periodic pension cost:
    Service cost benefits .......................   $  3,395    $  3,087    $  3,114
    Interest cost on projected benefit obligation
      ("PBO") ...................................     10,965      10,268       9,793
    Expected return on plan assets ..............    (10,294)     (9,676)     (9,746)
    Amortization of prior service cost ..........        223         201         238
    Amortization of net transition obligation ...        332         320         331
    Recognized actuarial losses .................      1,029         415         196
                                                    --------    --------    --------

                                                    $  5,650    $  4,615    $  3,926
                                                    ========    ========    ========

        The funded status of the Company's defined benefit pension plans is set forth below.

                                                             December 31,
                                                       ------------------------
                                                         2002           2001
                                                       ---------      ---------
                                                            (In thousands)

Change in PBO:
    Beginning of year ............................     $ 180,586      $ 172,762
    Service cost .................................         3,395          3,087
    Interest .....................................        10,965         10,268
    Participant contributions ....................         1,016            958
    Amendments ...................................          --              106
    Actuarial (gain) loss ........................        (7,118)         6,241
    Benefits paid ................................       (11,715)       (11,274)
    Change in currency exchange rates ............        36,054         (1,562)
                                                       ---------      ---------

        End of year ..............................       213,183        180,586
                                                       ---------      ---------

Change in fair value of plan assets:
    Beginning of year ............................       137,158        138,564
    Actual return on plan assets .................          (717)         6,603
    Employer contributions .......................         7,768          6,957
    Participant contributions ....................         1,016            958
    Benefits paid ................................       (11,715)       (11,274)
    Change in currency exchange rates ............        27,350         (4,650)
                                                       ---------      ---------

        End of year ..............................       160,860        137,158
                                                       ---------      ---------

Funded status at year end:
    Plan assets less than PBO ....................       (52,323)       (43,428)
    Unrecognized actuarial loss ..................        45,809         35,882
    Unrecognized prior service cost ..............         3,221          2,713
    Unrecognized net transition obligation .......         1,638            739
                                                       ---------      ---------

                                                       $  (1,655)     $  (4,094)
                                                       =========      =========
Amounts recognized in the balance sheet:
    Prepaid pension cost .........................     $  17,572      $  14,696
    Accrued pension cost:
        Current ..................................        (6,568)        (5,573)
        Noncurrent ...............................       (21,486)       (18,696)
    Unrecognized net pension obligations .........           292            446
    Accumulated other comprehensive loss .........         8,535          5,033
                                                       ---------      ---------

                                                       $  (1,655)     $  (4,094)
                                                       =========      =========

        Selected information related to the Company's defined benefit pension plans that have accumulated benefit obligations in excess of fair value of plan assets is presented below. At December 31, 2002 and 2001, 100%, of the projected benefit obligations of such plans relate to non-U.S. plans.

                                                             December 31,
                                                       -------------------------
                                                         2002             2001
                                                       --------         --------
                                                            (In thousands)

Projected benefit obligation .................         $163,122         $141,269
Accumulated benefit obligation ...............          143,530          129,884
Fair value of plan assets ....................          113,536           99,339

Incentive bonus programs

        Certain employees are eligible to participate in the Company's various incentive bonus programs. The programs provide for annual payments, which may be in the form of cash or NL common stock. The amount of the annual payment paid to an employee, if any, is based on formulas involving the profitability of Kronos in relation to the annual operating plan and, for certain employees, individual performance.

Note 12 - Common stock and notes receivable from affiliates:

Common stock

        Common stock - $100 par value: (voting) -- 100,000 shares authorized (2,968 shares and 3,196 shares were issued and outstanding at December 31, 2002 and 2001, respectively).

        In July 2002 KII and Kronos agreed to a recapitalization of the Company as contemplated in the (euro)285 million Notes offering. See Note 8. In connection with the recapitalization agreement, KII converted the Series A (738 shares) and Series B (647 shares) redeemable preferred stock (including liquidation and redemption preferences and accrued and unpaid dividends) held by Kronos totaling $411.7 million into 1,385 shares of KII, $100 par value, common stock. As a result of the conversion, the Series A and B redeemable preferred stock certificates were canceled. Further, KII redeemed its profit participation certificates held by Kronos totaling $284.3 million in exchange for various notes receivable from NL. As a result of the redemption, the profit participation certificates were canceled. Finally, KII redeemed 1,613 shares of KII common stock held by Kronos in exchange for its remaining notes receivable from NL and Kronos totaling $479.4 million. As a result of the recapitalization in July 2002, KII's common stockholder's equity increased a net $696.0 million.

Common stock options

        The NL Industries, Inc. 1998 Long-Term Incentive Plan ("NL Option Plan") provides for the discretionary grant of restricted common stock, stock options, stock appreciation rights ("SARs") and other incentive compensation to officers and other key employees of the Company. Although certain stock options granted pursuant to a similar plan which preceded the NL Option Plan ("Predecessor Option Plan") remain outstanding at December 31, 2002, no additional options may be granted under the Predecessor Option Plan.

        Up to five million shares of NL common stock may be issued pursuant to the NL Option Plan and, at December 31, 2002, 3,651,000 shares were available for future grants. The NL Option Plan provides for the grant of options that qualify as incentive options and for options which are not so qualified. Generally, stock options and SARs (collectively, "options") are granted at a price equal to or greater than 100% of the market price at the date of grant, vest over a five year period and expire ten years from the date of grant. Restricted stock, forfeitable unless certain periods of employment are completed, is held in escrow in the name of the grantee until the restriction period expires. No SARs have been granted under the NL Option Plan.

        Changes in outstanding options granted to certain employees of the Company pursuant to the NL Option Plan and the Predecessor Option Plan are summarized in the table below.

                                                                                      Weighted
                                                                                      average
                                               Exercise price    Amount    Weighted    fair
                                                 per share       payable    average    value
                                              ----------------    upon     exercise   at grant
                                      Shares    Low      High   exercise     price      date
                                     -------  -------  -------  --------   --------  ---------
                                             (In thousands, except per share amounts)

Outstanding at December 31, 1999        53    $  8.69  $ 17.97  $   699    $ 13.09

    Granted ....................        46      14.25    14.25      656      14.25    $ 4.83
    Exercised ..................       (13)      8.69    17.97     (173)     12.90
                                       ---    -------  -------  -------    -------

Outstanding at December 31, 2000        86      11.28    17.97    1,182      13.74

    Granted ....................        60      20.11    20.11    1,207      20.11    $ 7.52
    Exercised ..................        (4)     11.28    14.25      (49)     12.69
                                       ---    -------  -------  -------    -------

Outstanding at December 31, 2001       142      11.28    20.11    2,340      16.46

    Exercised ..................        (1)     14.25    14.25       (8)     14.25
                                       ---    -------  -------  -------    -------

Outstanding at December 31, 2002       141    $ 11.28  $ 20.11  $ 2,332    $ 16.46
                                       ===    =======  =======  =======    =======

        At December 31, 2002, 2001 and 2000 options to purchase 43,300, 17,500 and 7,200 shares, respectively, were exercisable and options to purchase 39,600 shares become exercisable in 2003. Of the exercisable options, options to purchase 36,100 shares at December 31, 2002 had exercise prices less than NL's December 31, 2002 quoted market price of $17.00 per share. Outstanding options at December 31, 2002 expire at various dates through 2011.

        The following table summarizes NL's stock options outstanding and exercisable that were held by certain employees of the Company as of December 31, 2002 by price range.

                          Options outstanding                                   Options exercisable
--------------------------------------------------------------------------    -----------------------
                                                    Weighted-
                                                     average     Weighted-                  Weighted-
                                     Outstanding    remaining     average     Exercisable    average
             Range of                     at       contractual    exercise         at        exercise
         exercise prices               12/31/02       life         price        12/31/02      price
----------------------------------   -----------   -----------   ---------    -----------  ----------

$      9.68      --    $     12.09     25,700           5.9      $ 11.42        17,100     $   11.50
      12.09      --          14.51     46,600           7.0        14.25        19,000         14.25
      16.93      --          19.35      9,300           5.1        17.97         7,200         17.97
      19.35      --          21.77     60,000           8.1        20.11          --            --
                                      -------       -------      -------        ------     ---------

                                      141,600           7.1      $ 16.46        43,300     $   13.78
                                      =======       =======      =======        ======     =========

        The pro forma information required by SFAS No. 123, "Accounting for Stock-Based Compensation," is based on an estimation of the fair value of options issued subsequent to January 1, 1995. See Note 2. No options were granted in 2002. The fair values of employee stock options were calculated using the Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 2001 and 2000: stock price volatility of 46% and 48% in 2001 and 2000, respectively; risk-free rate of return of 5% in 2001 and 2000; dividend yield of 4.0% in 2001 and 4.9% in 2000; and an expected term of 9 years in 2001 and 2000. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

  Notes receivable from affiliates

        Long-term notes receivable from affiliates were included as a component of equity in accordance with GAAP as settlement of the affiliate notes receivable balances was not currently contemplated within the foreseeable future. The notes are summarized in the following table.

                                                               December 31,
                                                         -----------------------
                                                           2002           2001
                                                         --------       --------
                                                              (In thousands)
Notes receivable from:
    NL:
        8.7% Fixed rate ..........................       $   --         $106,783
        6.0% Fixed rate euro-denominated .........           --          286,363
        Variable rate ............................           --          262,772

    Kronos - variable rate .......................           --           44,925
                                                         --------       --------

                                                         $   --         $700,843
                                                         ========       ========

        The Company periodically converted interest receivable from affiliates to notes receivable from affiliates. For the years ended 2002, 2001 and 2000, the interest transferred to notes receivable from affiliates totaled $12.6 million, $25.0 million and $24.8 million, respectively.

        See Common stock above for a discussion of the exchange of notes receivable from affiliates as part of the recapitalization of the Company in July 2002.

Note 13 - Income taxes:

        The components of (i) income from continuing operations before income taxes and minority interest ("pretax income"), (ii) the difference between the provision for income taxes attributable to pretax income and the amounts that would be expected using the U.S. federal statutory income tax rate of 35%, (iii) the provision for income taxes and (iv) the comprehensive tax provision are presented below.

                                                           Years ended December 31,
                                                     -----------------------------------
                                                       2002         2001         2000
                                                     ---------    ---------    ---------
                                                               (In thousands)

Pretax income:
    Germany ......................................   $  46,785    $  88,359    $  63,051
    Other non-U.S ................................      16,366       39,882       60,033
                                                     ---------    ---------    ---------

                                                     $  63,151    $ 128,241    $ 123,084
                                                     =========    =========    =========

Expected tax expense .............................   $  22,103    $  44,884    $  43,079
Non-U.S. tax rates ...............................      (1,728)      (8,365)      (6,253)
Resolution of German income tax audits ...........        --           --         (5,500)
Change in valuation allowance:
    Corporate restructuring in Germany and other .        --        (23,247)        --
    Recognition of certain deductible tax
      attributes which previously did not meet the
      "more-likely-than-not" recognition criteria       (2,839)        --           (375)
Currency transaction gains and losses for which no
  income taxes are provided ......................      (4,592)       3,274        5,457
Rate change adjustment of deferred taxes .........      (2,332)        --          5,695
Tax contingency reserve adjustments, other, net ..         193       (1,725)         252
Other, net .......................................        --           (324)         533
                                                     ---------    ---------    ---------

    Income tax expense ...........................   $  10,805    $  14,497    $  42,888
                                                     =========    =========    =========

Provision for income taxes:
    Current income tax expense (benefit):
        Germany ..................................   $  (1,214)   $  10,245    $  20,814
        Other non-U.S ............................       6,505       10,817       16,848
                                                     ---------    ---------    ---------

                                                         5,291       21,062       37,662
                                                     ---------    ---------    ---------
    Deferred income tax expense (benefit):
        Germany ..................................       7,920       (6,183)       6,099
        Other non-U.S ............................      (2,406)        (382)        (873)
                                                     ---------    ---------    ---------

                                                         5,514       (6,565)       5,226
                                                     ---------    ---------    ---------

                                                     $  10,805    $  14,497    $  42,888
                                                     =========    =========    =========

Comprehensive provision (benefit) for income taxes
  allocable to:
    Pretax income ................................   $  10,805    $  14,497    $  42,888
    Other comprehensive loss - pension liabilities        (721)      (1,064)        --
                                                     ---------    ---------    ---------

                                                     $  10,084    $  13,433    $  42,888
                                                     =========    =========    =========

        The components of the net deferred tax liability are summarized below:

                                                                 December 31,
                                              -------------------------------------------------
                                                       2002                      2001
                                              ----------------------    -----------------------
                                                   Deferred tax              Deferred tax
                                              ----------------------    -----------------------
                                               Assets    Liabilities     Assets     Liabilities
                                              ---------  -----------    ---------   -----------
                                                             (In thousands)

Tax effect of temporary differences
  relating to:
    Inventories ...........................   $     672    $  (3,302)   $     477    $  (2,849)
    Property and equipment ................      43,868      (17,146)      42,721      (15,980)
    Accrued (prepaid) pension cost ........         225      (24,785)         258      (21,665)
    Accrued liabilities and deductible
      differences .........................       1,754         --          3,553         --
    Other taxable differences .............        --        (32,204)        --        (23,673)
Tax loss and tax credit carryforwards .....     134,318         --        100,709         --
Valuation allowance .......................    (153,678)        --       (121,681)        --
                                              ---------    ---------    ---------    ---------

    Gross deferred tax assets (liabilities)      27,159      (77,437)      26,037      (64,167)

Reclassification, principally netting by
  tax jurisdiction ........................     (24,530)      24,530      (24,854)      24,854
                                              ---------    ---------    ---------    ---------

    Net total deferred tax assets
      (liabilities) .......................       2,629      (52,907)       1,183      (39,313)
    Net current deferred tax assets
      (liabilities) .......................         695       (3,219)         497       (1,530)
                                              ---------    ---------    ---------    ---------

    Net noncurrent deferred tax assets
      (liabilities) .......................   $   1,934    $ (49,688)   $     686    $ (37,783)
                                              =========    =========    =========    =========

        Changes in the Company's deferred income tax valuation allowance are summarized below.

                                                               Years ended December 31,
                                                         -----------------------------------
                                                            2002         2001         2000
                                                         ---------    ---------    ---------
                                                                   (In thousands)

Balance at the beginning of year .....................   $ 121,681    $ 155,572    $ 196,627

    Recognition of certain deductible tax attributes
      which previously did not meet the "more-likely-
      than-not" recognition criteria .................      (2,839)     (23,247)        (375)
    Change in gross deferred income tax assets
      due principally to redeterminations of certain
      tax attributes and implementation of certain tax
      planning strategies ............................      13,218       (3,157)     (24,955)
    Foreign currency translation .....................      21,618       (7,487)     (15,725)
                                                         ---------    ---------    ---------

Balance at the end of year ...........................   $ 153,678    $ 121,681    $ 155,572
                                                         =========    =========    =========

        A reduction in the German "base" income tax rate from 30% to 25%, enacted in October 2000, became effective January 1, 2001. The reduction in the German income tax rate resulted in $5.7 million of additional deferred income tax expense in the fourth quarter of 2000 due to a reduction of the Company's deferred income tax asset related to certain German tax attributes.

        A reduction in the Belgian income tax rate from 40.17% to 33.99%, enacted in December 2002, became effective January 1, 2003. The reduction in the Belgian income tax rate resulted in a $2.3 million decrease in deferred income tax expense in the fourth quarter of 2002 due to a reduction of the Company's deferred income tax liabilities related to certain Belgian temporary differences.

        Certain of the Company's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including penalties and interest.

        The Company has received a notification from the Norwegian tax authorities of their intent to assess tax deficiencies of approximately NOK 12.2 million ($1.7 million at December 31, 2002) relating to 1998 through 2000. The Company has objected to this proposed assessment in a written response to the Norwegian tax authorities.

        The Company has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately (euro)10.4 million ($10.8 million at December 31, 2002). The Company has filed protests to the assessments for the years 1991 to 1997. The Company is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments is without merit.

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

        In 2002 and 2001, the Company recognized a $2.8 million and $23.2 million income tax benefit, respectively, attributable to decreases in the valuation allowance due to a change in estimate of the Company's ability to utilize certain German income tax attributes that did not previously meet the "more-likely-than-not" recognition criteria.

        At December 31, 2002, the Company had the equivalent of approximately $414 million of income tax loss carryforwards in Germany with no expiration date. However, the Company has provided a deferred tax valuation allowance against substantially all of these income tax loss carryforwards because the Company currently believes they do not meet the "more-likely-than-not" recognition criteria. The German federal government has proposed certain changes to its income tax law, including certain changes that would impose limitations on the annual utilization of income tax loss carryforwards that, as proposed, would become effective retroactively to January 1, 2003. Since the Company has provided a deferred income tax asset valuation allowance against substantially all of the German tax loss carryforwards, any limitation on the Company's ability to utilize such carryforwards resulting from enactment of any of these proposals would not have a material impact on the Company's net deferred income tax liability. However, if enacted, the proposed changes could have a material impact on the Company's ability to make full annual use of its German income tax loss carryforwards, which would significantly affect the Company's future income tax expense and future income tax payments.

Note 14 - Other income (expense), net:

                                                   Years ended December 31,
                                               --------------------------------
                                                 2002        2001        2000
                                               --------    --------    --------
                                                        (In thousands)

Currency transaction gains (losses), net ...   $ 15,157    $ (9,098)   $(10,598)
Royalty income .............................      5,779       5,421       5,801
Trade interest income ......................      1,597       2,148       1,544
Disposition of property and equipment ......       (534)       (548)     (1,404)
Insurance recoveries, net (See Note 15) ....       --         7,222        --
Other, net .................................        289       1,056         822
                                               --------    --------    --------

                                               $ 22,288    $  6,201    $ (3,835)
                                               ========    ========    ========

        Included in currency transaction gains (losses), net are noncash gains (losses) associated with the Company's notes payable to affiliates. See Note 9. Noncash currency transaction gains totaled $13.1 million in 2002. Noncash currency transaction losses totaled $9.4 million and $15.6 million in 2001 and 2000, respectively.

        The Company receives royalty income from KC for use of certain of the Company's intellectual property.

Note 15 - Leverkusen fire and insurance claim:

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

        On April 8, 2001, repairs to the damaged support equipment were substantially completed and full production resumed at the Chloride Plant. The Sulfate Plant became approximately 50% operational in September 2001 and became fully operational in late October 2001. The damages to property and the business interruption losses caused by the fire were covered by insurance as noted below, but the effect on the financial results of the Company on a quarter-to-quarter basis was impacted by the timing and amount of insurance recoveries.

        The Company reached an agreement and settled the coverage claim involving the Leverkusen fire for $56.4 million during the fourth quarter of 2001 ($46.9 million received as of December 31, 2001, with the remaining $9.5 million received in January 2002), of which $27.3 million related to business interruption and $29.1 million related to property damage, clean-up costs and other extra expenses. The Company recognized a $17.5 million pre-tax gain in 2001 related to the property damage recovery after deducting $11.6 million of clean-up costs and other extra expenses incurred and the carrying value of assets destroyed in the fire. The gain was excluded from the determination of operating income. The $27.3 million of business interruption proceeds recognized in 2001 were allocated between other income, excluding corporate, which reflects recovery of lost margin ($7.2 million) and as a reduction of cost of sales to offset unallocated period costs ($20.1 million). No additional recoveries related to the Leverkusen fire are expected to be received.

Note 16 - Other items:

        Advertising costs are expensed as incurred and were approximately $1 million in each of 2002, 2001 and 2000.

        Research, development and certain sales technical support costs are expensed as incurred and were approximately $6 million in 2002, $5 million in 2001 and $6 million in 2000.

        Interest capitalized in connection with long-term capital projects was nil in each of 2002, 2001 and 2000.

Note 17 - Related party transactions:

        The  Company  may be deemed  to be  controlled  by  Harold  C.  Simmons.
Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, tax sharing agreements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly held minority equity interest in another related party. While no transactions of the type described above are planned or proposed with respect to the Company other than as set forth in this Annual Report on Form 10-K, the Company continuously considers, reviews and evaluates, and understands that Contran, Valhi, NL, Kronos and related entities consider, review and evaluate, such transactions. Depending upon the business, tax and other objectives then relevant, and restrictions under the indentures and other agreements, it is possible that the Company might be a party to one or more such transactions in the future.

        It is the policy of the Company to engage in transactions with related parties on terms, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties.

        The Company is a party to a cost sharing agreement with Kronos whereby Kronos provides certain management, financial, insurance and administrative services to the Company on a fee basis. The Company's expense was $1.1 million in 2002 and $.2 million in each of 2001 and 2000.

        Sales of TiO2 to Kronos (US), Inc. ("KUS"), an affiliate, were $38.5 million in 2002, $32.0 million in 2001 and $41.1 million in 2000. Sales of TiO2 to KC were $7.7 million in 2002, $7.2 million in 2001 and $12.4 million in 2000.

        KUS purchases the rutile and slag feedstock used as a raw material in all of the Company's chloride process TiO2 facilities. The Company purchases such feedstock from KUS for use in its facilities for an amount equal to the amount paid by KUS to the third-party supplier plus a 2.5% administrative fee. Such feedstock purchases were $102.5 million in 2002, $91.5 million in 2001 and $89.4 million in 2000.

        Purchases of TiO2 from KUS were $2.6 million in 2002, $1.2 million in 2001 and $3.9 million in 2000. Purchases of TiO2 from KC were $.5 million in 2002, $.1 million in 2001 and $3.4 million in 2000.

        Royalty income received from KC for use of certain of the Company's intellectual property was $5.8 million in 2002, $5.4 million in 2001 and $5.8 million in 2000.

        Interest income from affiliates related to notes receivable from affiliates was $22.8 million in 2002, $36.2 million in 2001 and $23.1 million in 2000.

        The Company is party to master global NL insurance coverage policies with regard to property, business interruption, excess liability, and other coverages. The costs associated with these policies aggregated $7.0 million, $7.1 million and $3.1 million in 2002, 2001 and 2000, respectively.

        Amounts receivable from and payable to affiliates are summarized in the following table.

                                                               December 31,
                                                          ----------------------
                                                            2002           2001
                                                          -------        -------
                                                              (In thousands)
Current receivable from affiliates:

    NL ...........................................        $    98        $  --
    KC ...........................................            815          1,084
    Other ........................................             59             50
                                                          -------        -------

                                                          $   972        $ 1,134
                                                          =======        =======
Current payable to affiliates:
    Kronos .......................................        $  --          $ 6,487
    KUS ..........................................         21,430          1,400
    NL ...........................................           --               42
                                                          -------        -------

                                                          $21,430        $ 7,929
                                                          =======        =======

        Net amounts between the Company and KUS were generally related to product sales and raw material purchases. Net amounts between the Company and KC were generally related to product sales and royalties. Affiliate balances with NL and Kronos were related primarily to accrued interest on affiliate loans. See
Note 12 for discussion of notes receivable from affiliates.

        See Common stock for a discussion of the exchange of notes receivable from affiliates as part of the recapitalization of the Company in July 2002.

Note 18 - Redeemable Preferred Stock and Profit Participation Certificates:

        The Company's redeemable preferred stock and profit participation certificates structure at December 31, 2002 and 2001 is summarized below:

        Preferred Stock - $100 par value; 2,000 Shares Authorized:

        Series A - 1,000 shares authorized, 738 shares issued and outstanding, designated nonvoting cumulative preferred stock, Series A, with an annual dividend rate of $11,354 per share (cumulative and unpaid dividends of $24.3 million at December 31, 2001), and with liquidation and redemption preferences of $257,361 per share plus accrued and unpaid dividends. The Series A shares ($189.9 million) were issued to Kronos in February 1999 as a result of a capital contribution to the Company via the reduction of affiliate notes payable to NL and Kronos. See Note 12.

        Series B - 1,000 shares authorized, 647 shares issued and outstanding, designated nonvoting cumulative preferred stock, Series B, with an annual dividend rate of $11,347 per share (cumulative and unpaid dividends of $22.0 million at December 31, 2001) and with liquidation and redemption preferences of $257,193 per share plus accrued and unpaid dividends. The Series B shares were issued to Kronos in February 1999 in exchange for Kronos' contribution to the Company of its intellectual property and the shares were recorded at carryover basis in accordance with GAAP due to the common control of the Company and Kronos. The intellectual property was transferred to the Company and recorded at Kronos' carryover basis of zero. Thus, the original basis of the Series B shares was zero and the shares have been accreted to the redemption value of $166.4 million at June 30, 2002 using the interest method. See Note 12.

        In July 2002 all outstanding Series A shares and Series B shares (with aggregate values of $219.0 million and $192.7 million, respectively, at the time of conversion) were converted into 1,385 shares of KII, $100 par value, common stock. As a result of the conversion, the Series A and B shares were canceled. See Note 12.

        Profit Participation Certificates ("PPCs") - DM100 par value: 5,500,000 shares authorized, issued and outstanding, designated nonvoting cumulative preferred PPCs, with an annual dividend of 4% per share based on earnings of the Company and before any common stock dividends to Kronos. Kronos waived its right to dividend distributions for all periods presented and through December 2002. The PPCs were issued to Kronos ($284.3 million) in December 1999 as part of a recapitalization of the Company. In July 2002 all outstanding PPCs (with an aggregate value of $284.3 million at the time of redemption) were redeemed in exchange for various notes receivable from NL. As a result of the redemption, the PPCs were canceled. See Note 12.

Note 19 - Commitments and contingencies:

Leases

        The Company leases, pursuant to operating leases, various manufacturing and office space and transportation equipment. Most of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases management expects that, in the normal course of business, leases will be renewed or replaced by other leases.

        The Company's principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, with approximately one-half of the Company's current TiO2 production capacity, is located within the lessor's extensive manufacturing complex. Rent for the Leverkusen facility is periodically established by agreement with the lessor for periods of at least two years at a time. Under a separate supplies and services agreement expiring in 2011, the lessor provides some raw materials, including chlorine and certain amounts of sulfuric acid, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. Both the lease and the supplies and services agreements restrict the Company's ability to transfer ownership or use of the Leverkusen facility.

        Net rent expense aggregated $7 million in 2002 and $6 million in each of 2001 and 2000. At December 31, 2002, minimum rental commitments under the terms of noncancellable operating leases were as follows:

                                                       Real Estate     Equipment
                                                       -----------     ---------
                                                             (In thousands)
Years ending December 31,
-------------------------

        2003 .................................          $ 1,312          $ 1,398
        2004 .................................            1,316              943
        2005 .................................            1,270              563
        2006 .................................              995              136
        2007 .................................              999               14
        2008 and thereafter ..................           17,545               11
                                                        -------          -------

                                                        $23,437          $ 3,065
                                                        =======          =======

        Approximately $16.5 million of the $23.4 million real estate minimum rental commitment is attributable to the Leverkusen, Germany facility. The minimum commitment is determined by taking the current annual rental rate in effect at December 31, 2002 and extending out the annual rate to the year 2050.

Capital expenditures

        At December 31, 2002, the estimated cost to complete capital projects in process approximated $5 million.

Purchase commitments

        KUS has long-term supply contracts that provide for certain affiliates' chloride feedstock requirements through 2003. The Company and certain of its affiliates purchase chloride feedstock underlying these long-term supply contracts from KUS. See Note 17. The agreements require KUS to purchase certain minimum quantities of feedstock with average minimum annual purchase commitments aggregating approximately $156 million.

Environmental, Product Liability and Litigation Matters

        The Company's operations are governed by various foreign environmental laws and regulations. Certain of the Company's businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of the Company have the potential to cause environmental or other damage. The Company has implemented and continues to implement various policies and programs in an effort to minimize these risks. The policy of the Company is to maintain compliance with applicable foreign environmental laws and regulations at all of its facilities and to strive to improve its environmental performance. It is possible that future changes in environmental laws and enforcement policies thereunder, could affect the Company's production, handling, use, storage, transportation, sale or disposal of such substances as well as adversely affect the Company's consolidated financial position, results of operations or liquidity.

        The Company's production facilities operate within an environmental regulatory framework in which governmental authorities typically are granted broad discretionary powers which allow them to issue operating permits under which the plants must operate. The Company believes all of its plants are in substantial compliance with applicable environmental laws.

        While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory denominator is provided by the European Union (the "EU"). Germany and Belgium are members of the EU and follow its initiatives. Norway, although not a member, generally patterns its environmental regulatory actions after the EU. The Company believes that Kronos has obtained all required permits and is in substantial compliance with applicable EU requirements, including EU Directive 92/112/EEC regarding establishment of procedures for reduction and eventual elimination of pollution caused by waste from the TiO2 industry.

        At all of the Company's sulfate plant facilities other than Fredrikstad, Norway, the Company recycles spent acid either through contracts with third parties or using the Company's own facilities. At its Fredrikstad, Norway plant, the Company ships its spent acid to a third party location where it is treated and disposed. The Company has a contract with a third party to treat certain by-products of its German sulfate-process plants. Either party may terminate the contract after giving four years advance notice with regard to its Nordenham, Germany plant. Under certain circumstances, Kronos may terminate the contract after giving six months notice with respect to treatment of by-products from the Leverkusen, Germany plant.

        The Company landfills waste generated at its Nordenham, Germany and Langerbrugge, Belgium plants and mine tailings waste generated at its mining facility in Norway. The Company maintains reserves, as required under GAAP, to cover the anticipated cost of closure of these landfills, which were approximately $.5 million and $.1 million as of December 31, 2002 and 2001, respectively.

        The Company is responsible for certain closure costs at landfills used and formerly used by its Leverkusen, Germany TiO2 plants. The Company has a reserve of approximately $6 million and $5 million related to such landfills as of December 31, 2002 and 2001, respectively.

        The Company's Belgian subsidiary and various of its Belgian employees are the subject of an investigation by Belgian authorities relating to an accident resulting in two fatalities that occurred in its Langerbrugge, Belgium facility in October 2000. The investigation stage, which could ultimately result in civil and criminal sanctions against the Company, was completed in 2002. In April 2003 the Belgian authorities are expected to announce if the Company or any of its employees will be prosecuted.

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

Concentrations of Credit Risk

        Sales of TiO2 accounted for approximately 90% of net sales during 2002, 2001 and 2000. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper, as well as fibers, rubber, ceramics, inks and cosmetics markets. Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 4,000 customers, with the top ten customers approximating 21% of net sales in 2002, 23% of net sales in 2001, and 24% of net sales in 2000. Approximately 75% of the Company's TiO2 sales by volume were to Europe in 2002, 2001 and 2000. Approximately 10% of sales by volume were to North America in 2002, 2001 and 2000.

Note 20 - Financial instruments:

        Summarized below is the estimated fair value and related net carrying value of the Company's financial instruments.

                                                          December 31,         December 31,
                                                             2002                 2001
                                                     -------------------   ------------------
                                                     Carrying     Fair     Carrying     Fair
                                                      Amount      Value     Amount      Value
                                                     --------     ------   --------     -----
                                                                   (In millions)
Cash, cash equivalents and noncurrent restricted
  marketable debt securities ...................      $ 17.5      $ 17.5      $ 30.9   $ 30.9

Notes payable and long-term debt:
    8.875% Senior Secured Notes ................      $296.9      $299.9      $ --     $ --
    Notes payable to Kronos - KII  Mirror Note .        --          --         194.0    194.9
    Subordinated debt payable to Kronos ........        --          --         286.4    286.4
    Variable rate debt .........................        29.0        29.0        48.7     48.7

        Fair value of the Company's Notes are based upon quoted market prices at December 31, 2002. Fair value of the KII Mirror Note was based upon quoted market prices of the NL Notes at December 31, 2001. See Note 8 for repayment of the KII Mirror Note. The Company held no derivative financial instruments at December 31, 2002 or 2001.

Note 21 - Capital Contribution:

        On January 31, 2000, NL contributed its investment of $291.9 million in NL Capital Corporation ("NLCC"), a wholly owned subsidiary of NL, to Kronos, which immediately contributed it to KII. NLCC then merged with KII (with KII being the surviving corporation in the merger.) The net assets acquired in the merger were recorded at predecessor carryover basis in accordance with GAAP due to the common control of KII and NLCC by NL. NLCC previously conducted NL's rheological additives business which was sold in 1998. Substantially all of the net proceeds from the sale of the operational assets related to the rheological additives business were loaned to NL and Kronos. Subsequent to the sale, NLCC did not conduct any operations and its major assets held were such notes receivable from affiliates. Of the $291.9 million, $278.9 million represented noncurrent notes receivable from NL and Kronos, which were classified as a reduction of stockholder's equity at the time of the merger.

Note 22 - Quarterly financial data (unaudited):

                                                Quarter ended
                                -----------------------------------------------
                                March 31   June 30       Sept. 30       Dec. 31
                                --------   -------       --------       -------
                                                 (In thousands)

Year ended December 31, 2002:

    Net sales ...............   $139,569   $146,145      $154,319      $139,632
    Cost of sales ...........    110,723    113,945       120,089       109,397
    Operating income ........     14,261     16,475        17,415        11,801
    Net income ..............      7,982     29,595(a)     11,250         3,464

Year ended December 31, 2001:

    Net sales ...............   $159,030   $140,380      $134,675      $120,552
    Cost of sales ...........    105,283     93,917        95,737        84,621
    Operating income ........     38,401     33,280        22,747        29,418(b)
    Net income ..............     19,727     21,411        31,409(a)     41,181(b)

(a) Included in net income was $15.4 million in 2002 and $12.1 million in 2001, respectively, of noncash currency transaction gains related to certain notes payable to affiliates.

(b) Operating income in the fourth quarter of 2001 included $16.6 million of pretax insurance recoveries for business interruption related to prior quarters due to the Leverkusen fire. Net income in the fourth quarter of 2001 also included $11.6 million net of pretax insurance recoveries for property damage related to the Leverkusen fire and a $17.6 million net income tax benefit related to a restructuring of the Company's German subsidiaries.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of Kronos International, Inc.:

        Our audits of the consolidated financial statements referred to in our report dated February 12, 2003 appearing on page F-2 in the 2002 Annual Report to Stockholder on Form 10-K of Kronos International, Inc. also included an audit of the financial statement schedules listed in Item 15(a) and (d) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



                                                      PricewaterhouseCoopers LLP


Houston, Texas
February 12, 2003

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES
            SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            Condensed Balance Sheets
                           December 31, 2002 and 2001
                                 (In thousands)

                                                            2002        2001
                                                          ---------   ---------
                            ASSETS
Current assets:
    Cash and cash equivalents .........................   $   2,445   $  21,678
    Accounts and notes receivable .....................       6,349      42,890
    Receivable from subsidiaries ......................      31,840      13,811
    Other .............................................         194         156
                                                          ---------   ---------

        Total current assets ..........................      40,828      78,535
                                                          ---------   ---------

Other assets:
    Notes receivable from subsidiary ..................      74,799      74,964
    Investment in subsidiaries ........................     249,644     202,613
    Deferred income taxes .............................       1,875       5,380
    Other .............................................       8,956         372
                                                          ---------   ---------

        Total other assets ............................     335,274     283,329
                                                          ---------   ---------

Property and equipment, net ...........................       4,929       3,457
                                                          ---------   ---------

                                                          $ 381,031   $ 365,321
                                                          =========   =========
          LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Notes payable .....................................   $    --     $  24,021
    Accounts payable and accrued liabilities ..........       5,362       5,130
    Payable to affiliates .............................         164      14,537
    Deferred income taxes .............................         900         669
                                                          ---------   ---------

        Total current liabilities .....................       6,426      44,357
                                                          ---------   ---------

Noncurrent liabilities:
    Long-term debt ....................................   $ 296,942   $    --
    Notes payable to affiliates .......................        --       480,363
    Other .............................................         815         657
                                                          ---------   ---------

        Total noncurrent liabilities ..................     297,757     481,020

Redeemable preferred stock and profit participation
  certificates ........................................        --       617,409
                                                          ---------   ---------

Stockholder's equity ..................................      76,848    (777,465)
                                                          ---------   ---------

                                                          $ 381,031   $ 365,321
                                                          =========   =========

Contingencies (Note 5)

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                         Condensed Statements of Income

                  Years ended December 31, 2002, 2001 and 2000

                                 (In thousands)

                                                        2002         2001         2000
                                                      ---------    ---------    ---------

Revenues and other income:
    Net sales .....................................   $  28,326    $  26,179    $  28,214
    Equity in income from continuing operations of
      subsidiaries ................................      34,308      114,170      106,378
    Interest income from affiliates ...............      28,405       43,901       36,746
    Royalty income ................................      14,370       13,603       14,766
    Currency transaction gains (losses), net ......      14,656       (9,084)     (11,992)
    Other income, net .............................         753        1,838          795
                                                      ---------    ---------    ---------

                                                        120,818      190,607      174,907
                                                      ---------    ---------    ---------
Costs and expenses:
    Cost of sales .................................      13,903       12,454       13,725
    General and administrative ....................      16,814       18,891       19,830
    Interest ......................................      13,948        1,063            2
    Interest expense to affiliates ................      20,530       42,245       48,161
                                                      ---------    ---------    ---------

                                                         65,195       74,653       81,718
                                                      ---------    ---------    ---------

        Income before income taxes ................      55,623      115,954       93,189

Income tax expense ................................       3,332        2,226       13,040
                                                      ---------    ---------    ---------

        Net income ................................      52,291      113,728       80,149

Dividends and accretion applicable to redeemable
  preferred stock and profit participation
  certificates ....................................     (78,600)    (112,466)     (15,867)
                                                      ---------    ---------    ---------

        Net (loss) income available to common stock   $ (26,309)   $   1,262    $  64,282
                                                      =========    =========    =========

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                       Condensed Statements of Cash Flows

                  Years ended December 31, 2002, 2001 and 2000

                                 (In thousands)


                                                       2002         2001         2000
                                                    ---------    ---------    ---------

Cash flows from operating activities:
    Net income ..................................   $  52,291    $ 113,728    $  80,149
    Equity in income of subsidiaries ............     (34,308)    (114,170)    (106,378)
    Distributions from subsidiaries .............      26,249       44,990       20,485
    Noncash currency transaction (gain) loss ....     (13,121)       9,355       15,591
    Noncash interest income, net ................     (15,675)     (25,044)     (23,069)
    Deferred income taxes .......................       5,037         (449)       5,656
    Other, net ..................................         451          292          248
                                                    ---------    ---------    ---------

                                                       20,924       28,702       (7,318)

    Change in assets and liabilities, net .......       1,220       25,510       57,192
                                                    ---------    ---------    ---------

        Net cash provided by operating activities      22,144       54,212       49,874
                                                    ---------    ---------    ---------

Cash flows from investing activities:
    Capital expenditures ........................      (1,730)        (883)        (713)
    Collections of loans to affiliates ..........      12,090       21,406       90,743
    Investments in subsidiaries .................        --        (27,237)         (33)
    Other, net ..................................          13         --             13
                                                    ---------    ---------    ---------

        Net cash provided (used) by investing
          activities ............................      10,373       (6,714)      90,010
                                                    ---------    ---------    ---------

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                 Condensed Statements of Cash Flows (Continued)

                  Years ended December 31, 2002, 2001 and 2000

                                 (In thousands)

                                                           2002         2001         2000
                                                         ---------    ---------    ---------

Cash flows from financing activities:
    Indebtedness:
        Borrowings ...................................   $ 280,041    $    --      $    --
        Principal payments ...........................     (26,697)     (21,397)        --
        Deferred financing fees ......................      (8,600)        --           --
    Repayments of loans from affiliates ..............    (301,432)        --        (93,000)
    Capital contribution .............................        --          3,807         --
    Other capital transactions with affiliates, net ..       2,925      (35,631)     (18,831)
                                                         ---------    ---------    ---------

        Net cash used by financing activities ........     (53,763)     (53,221)    (111,831)
                                                         ---------    ---------    ---------

    Net change from operating, investing and financing
      activities .....................................     (21,246)      (5,723)      28,053
    Currency translation .............................       2,013         (421)        (415)
    Balance at beginning of year .....................      21,678       27,822          184
                                                         ---------    ---------    ---------

    Balance at end of year ...........................   $   2,445    $  21,678    $  27,822
                                                         =========    =========    =========

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                    Notes to Condensed Financial Information


Note 1 - Basis of presentation:

        The accompanying financial statements of Kronos International, Inc. reflect KII's investment in its majority-owned subsidiaries on the equity method. The Consolidated Financial Statements of Kronos International, Inc. and its majority-owned subsidiaries (the "Company") and the related Notes to Consolidated Financial Statements are incorporated herein by reference.

Note 2 - Net receivable from (payable to) subsidiaries and affiliates:

                                                             December 31,
                                                       ------------------------
                                                         2002           2001
                                                       ---------      ---------
                                                             (In thousands)

Current:
    Receivable from:
        Kronos Titan GmbH & Co. OHG ("TG") .......     $  27,914      $   1,033
        Kronos Titan A/S .........................         1,525          2,181
        Kronos Europe S.A./N.V ...................         1,052          5,409
        KC .......................................            91            885
        Kronos B.V ...............................          --            3,081
        Kronos Denmark ApS ("KDK") ...............           514            707
        KUS ......................................          --              366
        Titania A/S ("TIA") ......................           360           --
        Other ....................................           384            149
                                                       ---------      ---------

                                                       $  31,840      $  13,811
                                                       =========      =========

    Payable to:
        Kronos ...................................     $    --        $  (4,812)
        KUS ......................................          (130)          --
        TIA ......................................          --           (7,775)
        Kronos Limited ...........................          --           (1,413)
        Other ....................................           (34)          (537)
                                                       ---------      ---------

                                                       $    (164)     $ (14,537)
                                                       =========      =========

Noncurrent:
    Notes receivable from TG .....................     $  74,799      $  74,964
                                                       =========      =========

    Notes payable to Kronos ......................     $    --        $(480,363)
                                                       =========      =========

Note 3 - Investment in subsidiaries:

                                                            December 31,
                                                    ----------------------------
                                                      2002                2001
                                                    --------            --------
                                                           (In thousands)

Investment in:
    TG .................................            $150,575            $120,874
    KDK ................................              81,579              66,514
    Other ..............................              17,490              15,225
                                                    --------            --------

                                                    $249,644            $202,613
                                                    ========            ========


                                                     Years ended December 31,
                                                  ------------------------------
                                                    2002       2001       2000
                                                  --------   --------   --------
                                                          (In thousands)

Equity in income from continuing operations
  of subsidiaries:
    TG ........................................   $ 22,430   $ 85,807   $ 62,193
    KDK .......................................     11,344     18,439     27,501
    Other .....................................        534      9,924     16,684
                                                  --------   --------   --------

                                                  $ 34,308   $114,170   $106,378
                                                  ========   ========   ========

Note 4 - Long-term debt:

        See Note 8 of the Consolidated Financial Statements for a description of the Notes. The Company's $194 million 11.75% Second Tier Senior Mirror Note payable to Kronos at December 31, 2001 was deemed repaid in accordance with the terms and conditions of the agreement and the agreement was canceled. See Note 9 of the Consolidated Financial Statements.

Note 5 - Contingencies:

        See Environmental, Product Liability and Litigation Matters in Note 19 to the Consolidated Financial Statements.

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)


                                                        Charges
                                      Balance at        (credits)                             Currency
                                      beginning       to costs and                           translation    Balance at
           Description                 of year          expenses          Deductions         adjustments    end of year
                                    -------------     -------------     -------------       -------------   -----------

Year ended December 31, 2002:
  Allowance for doubtful accounts
    and notes receivable ........   $       1,626     $         381     $        (397)(a)   $         297     $1,907
                                    =============     =============     =============       =============     ======

    Amortization of intangibles     $        --       $        --       $        --         $        --       $ --
                                    =============     =============     =============       =============     ======

Year ended December 31, 2001:
  Allowance for doubtful accounts
    and notes receivable ........   $       1,662     $         255     $        (195)(a)   $         (96)    $1,626
                                    =============     =============     =============       =============     ======

    Amortization of intangibles     $        --       $        --       $        --         $        --       $ --
                                    =============     =============     =============       =============     ======

Year ended December 31, 2000:
  Allowance for doubtful accounts
    and notes receivable ........   $       1,672     $         198     $         (86)(a)   $        (122)    $1,662
                                    =============     =============     =============       =============     ======

    Amortization of intangibles     $      22,095     $         113     $     (20,429)      $      (1,779)    $ --
                                    =============     =============     =============       =============     ======


(a) Amounts written off, less recoveries.

Certain prior-year amounts have been reclassified to conform to the current year presentation. Certain information has been omitted because it is included in the Notes to the Consolidated Financial Statements.

                   KRONOS TITAN GMBH & CO. OHG AND SUBSIDIARY

                   Index of Consolidated Financial Statements


Financial Statements                                               Pages
--------------------                                               -----

Report of Independent Accountants                                  FA-2

Consolidated Balance Sheets - December 31, 2002 and 2001           FA-3 / FA-4

Consolidated Statements of Income - Years ended
December 31, 2002, 2001 and 2000                                   FA-5

Consolidated Statements of Comprehensive Income - Years ended
December 31, 2002, 2001 and 2000                                   FA-6

Consolidated Statements of Partners' Capital  - Years ended
December 31, 2002, 2001 and 2000                                   FA-7

Consolidated Statements of Cash Flows - Years ended
December 31, 2002, 2001 and 2000                                   FA-8 / FA-9

Notes to Consolidated Financial Statements                         FA-10 / FA30

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of Kronos Titan GmbH & Co. OHG:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, partners' capital and cash flows present fairly, in all material respects, the financial position of Kronos Titan GmbH & Co. OHG and Subsidiary at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers GmbH
Wirtschaftsprufungsgesellschaft

February 11, 2003



/s/ Hans-Peter Kreibich                            /s/ Rainer Mertes
(Wirtschaftsprufer)                                (Wirtschaftsprufer)

                   KRONOS TITAN GMBH & CO. OHG AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                December 31,
                                                           ---------------------
        ASSETS                                               2002         2001
                                                           --------     --------


Current assets:
    Cash and cash equivalents ........................     $  7,825     $  1,677
    Accounts and notes receivable ....................       53,318       20,420
    Note receivable from Kronos Europe S.A./N.V ......         --         17,204
    Receivable from affiliates .......................       18,823        3,137
    Refundable income taxes ..........................          215         --
    Inventories ......................................       85,542       72,215
    Prepaid expenses .................................        3,004        2,719
                                                           --------     --------

        Total current assets .........................      168,727      117,372
                                                           --------     --------

Other assets .........................................        1,882        1,290
                                                           --------     --------

Property and equipment:
    Land .............................................       11,103        9,487
    Buildings ........................................       83,012       69,568
    Machinery and equipment ..........................      363,321      299,959
    Construction in progress .........................        6,714        2,457
                                                           --------     --------
                                                            464,150      381,471
    Less accumulated depreciation and depletion ......      259,913      206,475
                                                           --------     --------

        Net property and equipment ...................      204,237      174,996
                                                           --------     --------

                                                           $374,846     $293,658
                                                           ========     ========

                                      FA-3

                   KRONOS TITAN GMBH & CO. OHG AND SUBSIDIARY

                                 (In thousands)

                                                              December 31,
                                                         -----------------------
        LIABILITIES AND PARTNERS' CAPITAL                  2002         2001
                                                         ---------    ---------

Current liabilities:
    Accounts payable and accrued liabilities .........   $  52,688    $  49,186
    Payable to affiliates ............................      44,082        3,451
    Income taxes .....................................        --            947
    Deferred income taxes ............................         765          671
                                                         ---------    ---------

        Total current liabilities ....................      97,535       54,255
                                                         ---------    ---------

Noncurrent liabilities:
    Note payable to Kronos International, Inc. .......      74,799       74,964
    Deferred income taxes ............................      19,994       15,126
    Accrued pension cost .............................      20,709       18,000
    Other ............................................      11,234       10,439
                                                         ---------    ---------

        Total noncurrent liabilities .................     126,736      118,529
                                                         ---------    ---------

Partners' capital:
    Partners' capital ................................     118,589      108,865
    Accumulated other comprehensive income (loss):
        Currency translation .........................      37,850       14,958
        Pension liabilities ..........................      (5,864)      (2,949)
                                                         ---------    ---------

        Total partners' capital ......................     150,575      120,874
                                                         ---------    ---------

                                                         $ 374,846    $ 293,658
                                                         =========    =========

Commitments and contingencies (Notes 7, 12 and 16)


          See accompanying notes to consolidated financial statements.

                   KRONOS TITAN GMBH & CO. OHG AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (In thousands)

                                                    Years ended December 31,
                                                ---------------------------------
                                                  2002        2001        2000
                                                ---------   ---------   ---------


Revenues and other income:
    Net sales ...............................   $ 384,361   $ 379,360   $ 423,950
    Interest and other income from affiliates       3,694       2,135       1,648
    Insurance recoveries, net ...............        --        17,468        --
    Other income (expense), net .............         311       7,717      (1,226)
                                                ---------   ---------   ---------

                                                  388,366     406,680     424,372
                                                ---------   ---------   ---------

Costs and expenses:
    Cost of sales ...........................     323,306     280,084     306,751
    Selling, general and administrative .....      34,633      31,166      31,251
    Interest ................................         198          22          24
    Interest and other expense to affiliates        4,493       8,856      10,381
                                                ---------   ---------   ---------

                                                  362,630     320,128     348,407
                                                ---------   ---------   ---------

    Income before income taxes ..............      25,736      86,552      75,965

Income tax expense ..........................       3,306         745      13,772
                                                ---------   ---------   ---------

    Net  income .............................   $  22,430   $  85,807   $  62,193
                                                =========   =========   =========

          See accompanying notes to consolidated financial statements.
                                      FA-5

                   KRONOS TITAN GMBH & CO. OHG AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                      Years ended December 31,
                                                  --------------------------------
                                                    2002        2001        2000
                                                  --------    --------    --------


Net income ....................................   $ 22,430    $ 85,807    $ 62,193

Other comprehensive income (loss), net of tax:
    Minimum pension liabilities adjustment ....     (2,915)     (2,949)       --
    Currency translation adjustment ...........     22,892      (2,079)      3,670
                                                  --------    --------    --------

        Total other comprehensive income (loss)     19,977      (5,028)      3,670
                                                  --------    --------    --------

                                                  $ 42,407    $ 80,779    $ 65,863
                                                  ========    ========    ========

          See accompanying notes to consolidated financial statements.
                                      FA-6

                   KRONOS TITAN GMBH & CO. OHG AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                  Years ended December 31, 2002, 2001 and 2000
                                 (In thousands)



                                                     Accumulated other
                                                      comprehensive
                                                       income (loss)
                                       Partners'  ------------------------
                                        capital    Currency      Pension
                                       (deficit)  translation   liabilities     Total
                                       ---------  -----------   -----------   ---------

Balance at December 31, 1999 .......   $ (44,021)   $  13,367    $    --      $ (30,654)

Net income .........................      62,193         --           --         62,193
Other comprehensive income .........        --          3,670         --          3,670
Cash distribution ..................        (683)        --           --           (683)
                                       ---------    ---------    ---------    ---------


Balance at December 31, 2000 .......      17,489       17,037         --         34,526

Net income .........................      85,807         --           --         85,807
Other comprehensive loss, net of tax        --         (2,079)      (2,949)      (5,028)
Cash distribution ..................     (11,097)        --           --        (11,097)
Cash contribution ..................      16,666         --           --         16,666
                                       ---------    ---------    ---------    ---------


Balance at December 31, 2001 .......     108,865       14,958       (2,949)     120,874

Net income .........................      22,430         --           --         22,430
Other comprehensive income (loss),
  net of tax .......................        --         22,892       (2,915)      19,977
Cash distribution ..................     (12,706)        --           --        (12,706)
                                       ---------    ---------    ---------    ---------


Balance at December 31, 2002 .......   $ 118,589    $  37,850    $  (5,864)   $ 150,575
                                       =========    =========    =========    =========


          See accompanying notes to consolidated financial statements.
                                      FA-7

                   KRONOS TITAN GMBH & CO. OHG AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                        Years ended December 31,
                                                    --------------------------------
                                                      2002        2001        2000
                                                    --------    --------    --------

Cash flows from operating activities:
    Net income ..................................   $ 22,430    $ 85,807    $ 62,193
    Depreciation, depletion and amortization ....     16,387      14,056      14,256
    Noncash interest expense ....................         57        --          --
    Deferred income taxes .......................      2,875      (6,273)        677
    Net loss from disposition of property and
      equipment .................................        300         512       1,350
    Pension, net ................................     (2,745)     (2,846)     (2,759)
    Insurance recoveries, net ...................       --       (17,468)       --
                                                    --------    --------    --------

                                                      39,304      73,788      75,717
    Change in assets and liabilities:
        Accounts and notes receivable ...........    (27,322)     (7,147)     (1,398)
        Inventories .............................     (2,678)     (4,730)     (9,268)
        Prepaid expenses ........................         25      (1,382)       (519)
        Accounts payable and accrued liabilities      (4,652)      8,239       1,012
        Income taxes ............................     (1,164)        162         860
        Accounts with affiliates ................     25,616     (22,752)     (1,166)
        Accrued environmental costs .............        259        --          --
        Other noncurrent assets .................       (222)        190         115
        Other noncurrent liabilities ............     (1,018)       (827)     (2,426)
                                                    --------    --------    --------

            Net cash provided by operating
              activities ........................     28,148      45,541      62,927
                                                    --------    --------    --------

Cash flows from investing activities:
    Capital expenditures ........................    (15,818)    (35,298)    (13,497)
    Loans to affiliates:
        Loans ...................................       --       (16,677)       --
        Collections .............................     18,097        --          --
    Property damaged by fire:
        Insurance proceeds ......................       --        23,361        --
        Other, net ..............................       --        (3,205)       --
    Proceeds from disposition of property and
      equipment .................................          3         262          30
                                                    --------    --------    --------

            Net cash provided (used) by investing
              activities ........................      2,282     (31,557)    (13,467)
                                                    --------    --------    --------


                   KRONOS TITAN GMBH & CO. OHG AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (In thousands)

                                                    Years ended December 31,
                                                --------------------------------
                                                  2002        2001        2000
                                                --------    --------    --------

Cash flows from financing activities:
    Repayment of loans from affiliates ......   $(12,090)   $(21,406)   $(90,743)
    Cash contributions ......................       --        16,666        --
    Cash distributions ......................    (12,706)    (11,097)       (683)
    Deferred financing fees .................       (410)       --          --
                                                --------    --------    --------

        Net cash used by financing activities    (25,206)    (15,837)    (91,426)
                                                --------    --------    --------

Cash and cash equivalents:
    Net change during the year from:
        Operating, investing and financing
          activities ........................      5,224      (1,853)    (41,966)
        Currency translation ................        924        (286)        458
    Balance at beginning of  period .........      1,677       3,816      45,324
                                                --------    --------    --------

    Balance at end of period ................   $  7,825    $  1,677    $  3,816
                                                ========    ========    ========

Supplemental disclosures:
    Cash paid for:
        Interest ............................   $  4,463    $  8,689    $ 10,402
        Income taxes ........................        938       6,855      12,234

                 See accompanying notes to consolidated financial statements.

                   KRONOS TITAN GMBH & CO. OHG AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

        Kronos Titan GmbH & Co. OHG ("TG") is a German partnership that is majority owned (99.95%) by Kronos International, Inc. ("KII"). KII is a wholly owned subsidiary of Kronos, Inc. ("Kronos"), a wholly owned subsidiary of NL Industries, Inc. ("NL"). NL Industries Chemie GmbH, another wholly owned subsidiary of NL, holds the remaining 0.05% ownership interest in TG. NL conducts its titanium dioxide pigments ("TiO2") operations through Kronos. At December 31, 2002, Valhi, Inc. ("Valhi") and a subsidiary of Valhi, each affiliates of Contran Corporation ("Contran"), held approximately 84% of NL's outstanding common stock. At December 31, 2002, Contran and its subsidiaries held approximately 93% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons, the Chairman of the Board of each of Contran, Valhi and NL, may be deemed to control each of such companies and TG.

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), with the U.S. dollar as the reporting currency. TG also prepares financial statements on other bases, as required in Germany.

        As part of the restructuring of KII's German operations, KII implemented certain restructuring transactions in 1999 and 2001 (the "TG Restructuring"). The principle elements of the TG Restructuring are that prior to June 1999 Kronos Titan ("TGI") and NL Industries (Deutschland) GmbH ("NLD"), a majority owned subsidiary of KII, operated in corporate form under German law and in June 1999 TGI and NLD were converted to partnerships. In October 2001, through various legal transactions, TGI partnership was dissolved and TGI was merged into NLD with NLD surviving the merger. NLD was immediately renamed TG. There was no impact on TG's consolidated financial statements as a result of the merger of TGI into NLD since both companies were under common control.

        TG is not a registrant with the U.S. Securities and Exchange Commission ("SEC") and is not subject to the SEC's periodic reporting requirements, except as may be required by Rule 3-16 of Regulation S-X.

Note 2 - Summary of significant accounting policies:

Principles of consolidation and management's estimates

        The accompanying consolidated financial statements include the accounts of TG and its wholly owned subsidiary (collectively, the "Company"). All material intercompany accounts and balances have been eliminated. Certain prior-year amounts have been reclassified to conform to the current year presentation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results may differ from previously estimated amounts under different assumptions or conditions. The

Company has no involvement with any variable interest entity covered by the scope of FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities."

Translation of foreign currencies

        The functional currency of the Company is the euro. Assets and liabilities of the Company are translated to U.S. dollars at year-end rates of exchange and revenues and expenses are translated at weighted average exchange rates prevailing during the year. Resulting translation adjustments are included in other comprehensive income (loss), net of related income taxes, if applicable. Currency transaction gains and losses are recognized in income currently.

Cash equivalents

        Cash equivalents include bank deposits with original maturities of three months or less.

Inventories

        Inventories are stated at the lower of cost (principally average cost) or market. Amounts are removed from inventories at average cost.

Property, equipment, depreciation and depletion

        Property and equipment are stated at cost. Interest costs related to major, long-term capital projects are capitalized as a component of construction costs. Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized.

        Depreciation is computed principally by the straight-line method over the estimated useful lives of ten to forty years for buildings and three to twenty years for machinery and equipment.

        When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. All relevant factors are considered. The test for impairment is performed by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required. Effective January 1, 2002, the Company commenced accounting for the impairment of other long-lived assets (such as property and equipment) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 as discussed under "Accounting principles adopted in 2002" below.

Long-term debt and notes payable to affiliates

        Where applicable, long-term debt and notes payable to affiliates are stated net of unamortized original issue discount ("OID"). OID is amortized over the period during which cash interest payments are not required and deferred financing costs are amortized over the term of the applicable issue, both by the interest method.

Employee benefit plans

        Accounting and funding  policies for  retirement  plans are described in
        Note 9.

        The Company has elected the disclosure alternative prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and to account for its stock-based employee compensation related to stock options in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. During the fourth quarter of 2002, the Company commenced accounting for its stock options using the variable accounting method, which requires the intrinsic value of the stock option to be accrued as an expense. The Company is also charged by NL for stock options exercised by employees of the Company. Compensation cost recognized by the Company in accordance with APBO No. 25 and the amount charged to the Company by NL for stock option exercises was $25,000 in 2002 and nil in each of 2001 and 2000.

        The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                    Years ended December 31,
                                                --------------------------------
                                                  2002        2001        2000
                                                --------    --------    --------
                                                        (In thousands)

Net income - as reported ....................   $ 22,430    $ 85,807    $ 62,193
Add back:  Stock-based compensation cost,
  net of tax, included in reported net income         21        --          --
Deduct:  Stock-based compensation cost, net
  of tax, determined under fair value based
  method for all awards .....................        (21)        (25)        (21)
                                                --------    --------    --------

Net income - pro forma ......................   $ 22,430    $ 85,782    $ 62,172
                                                ========    ========    ========

Environmental remediation costs

        Environmental remediation costs are accrued when estimated future expenditures are probable and reasonably estimable. The estimated future expenditures are generally not discounted to present value. Recoveries of remediation costs from other parties, if any, are reported as receivables when their receipt is deemed probable. At December 31, 2002 and 2001, no receivables for recoveries have been recognized.

Net sales

        The Company adopted the SEC's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended, in 2000. Revenue generally is realized or realizable and earned when all of the requirements of SAB No. 101 are met, including when title and the risks and rewards of ownership passes to the customer (generally at the time the product is shipped to the customer). The impact of adopting SAB No. 101 was not material. Amounts charged to customers for shipping and handling are included in net sales.

Repair and maintenance costs

        The Company performs planned major maintenance activities throughout the year. Repair and maintenance costs estimated to be incurred in connection with planned major maintenance activities are accrued in advance and are included in cost of goods sold.

Shipping and handling costs

        Shipping and handling costs are included in selling, general and administrative expense and were $15.1 million in 2002, $14.3 million in 2001 and $13.9 million in 2000.

Income taxes

        As a partnership under German law, TG is not subject to corporate income taxes, but remains subject to trade income taxes. Deferred trade income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the trade income tax and financial reporting carrying amounts of assets and liabilities. The Company periodically evaluates its deferred trade income tax assets and adjusts any related valuation allowance. The Company's valuation allowance is equal to the amount of deferred trade income tax assets which the Company believes do not meet the "more-likely-than-not" recognition criteria.

Derivatives and hedging activities

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, effective January 1, 2001. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives are recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives is dependent upon the intended use of the derivative. As permitted by the transition requirements of SFAS No. 133, as amended, the Company exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999. At December 31, 2002 and 2001, the Company was not a party to any significant derivative or hedging instrument covered by SFAS No. 133. There was no impact on the Company's financial statements from adopting SFAS No. 133.

        The Company periodically uses interest rate swaps, currency swaps and other types of contracts to manage interest rate and foreign exchange risk with respect to financial assets or liabilities. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does it currently anticipate doing so in the future. The Company was not a party to any such contracts during 2002, 2001 and 2000.

Accounting principles adopted in 2002

        The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. SFAS No. 144 retains the fundamental provisions of existing GAAP with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale to be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. The adoption of SFAS No. 144 effective January 1, 2002 did not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

        In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a guarantor to recognize a liability at the inception of a guarantee covered by the scope of FIN No. 45, equal to the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures requirements with respect to certain guarantees. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis for any guarantees issued or modified after December 31, 2002, while the disclosure requirements were effective upon issuance. The Company is not a party to any guarantees covered by the scope of FIN No. 45 as of December 31, 2002.

Accounting principles not yet adopted

        The Company will adopt SFAS No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company believes the adoption of SFAS No. 143 will not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

        The Company will adopt SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective January 1, 2003 for exit or disposal activities initiated on or after the date of adoption. Under SFAS No. 146, costs associated with exit activities, as defined, that are covered by the scope of SFAS No. 146 will be recognized and measured initially at fair value, generally in the period in which the liability is incurred. Costs covered by the scope of SFAS No. 146 include termination benefits provided to employees, costs to consolidate facilities or relocate employees, and costs to terminate contracts (other than a capital lease). Under existing GAAP, a liability for such an exit cost is recognized at the date an exit plan is adopted, which may or may not be the date at which the liability has been incurred. The Company believes the adoption of SFAS No. 146 will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Note 3 - Accounts and notes receivable:

                                                             December 31,
                                                        -----------------------
                                                          2002           2001
                                                        --------       --------
                                                            (In thousands)

Trade receivables ................................      $ 47,152       $  2,287
Insurance claims receivable (see Note 13) ........           147         11,060
Recoverable VAT and other receivables ............         7,008          7,752
Allowance for doubtful accounts ..................          (989)          (679)
                                                        --------       --------

                                                        $ 53,318       $ 20,420
                                                        ========       ========

        During 2000 the Company was party to an accounts receivable factoring agreement (the "Factoring Agreement") with its affiliate, Kronos World Services S.A./N.V. ("KWS"). Beginning in February 2000 KII assumed the contract from KWS. KWS and KII (collectively the "Factoring Agent"), contracted with the Company whereby the Company factored its export accounts receivable without recourse for a fee of 0.85%. The Factoring Agent, upon non-recourse transfer from the Company, assumed all risk pertaining to the factored receivables, including, but not limited to, exchange control risks, risks pertaining to the bankruptcy of a customer and risks related to late payments.

        Effective June 2002, the KII Factoring Agreement was assigned to the Company regarding prospective export receivables, with the Company assuming all contractual rights and obligations of the agreement among KII and certain operating subsidiaries of KII.

        Export receivables sold pursuant to the Factoring Agreement during the first five months of 2002 by the Company totaled $59.1 million. Such export receivables sold during 2001 and 2000 by the Company totaled $151.4 million and $166.3 million, respectively. Export receivables purchased pursuant to the Factoring Agreement by the Company for the seven months ended December 31, 2002 totaled $60.0 million.

Note 4 - Note receivable from Kronos Europe S.A./N.V. ("KEU"):

        The short-term euro-denominated note receivable from KEU ((euro)19.5 million or $17.2 million at December 31, 2001) was due within one year and bore interest at EURIBOR plus 0.5% (3.84% at December 31, 2001). The note was established on June 13, 2001 for general corporate purposes. The note was repaid in full in June 2002 with proceeds from the revolving credit facility described in Note 7 below and the agreement was canceled.

Note 5 - Inventories:

                                                             December 31,
                                                      --------------------------
                                                       2002               2001
                                                      -------            -------
                                                           (In thousands)

Raw materials ............................            $20,426            $19,410
Work in process ..........................             11,489              4,737
Finished products ........................             41,471             38,229
Supplies .................................             12,156              9,839
                                                      -------            -------

                                                      $85,542            $72,215
                                                      =======            =======

Note 6 - Accounts payable and accrued liabilities:

                                                              December 31,
                                                       -------------------------
                                                         2002              2001
                                                       -------           -------
                                                            (In thousands)

Accounts payable ...........................           $28,118           $23,671
                                                       -------           -------
Accrued liabilities:
    Employee benefits ......................            10,152             8,098
    Waste acid recovery ....................             6,296             6,596
    Other ..................................             8,122            10,821
                                                       -------           -------

                                                        24,570            25,515
                                                       -------           -------

                                                       $52,688           $49,186
                                                       =======           =======

Note 7 - Note payable to Kronos International, Inc. and long-term debt:

        The noncurrent note payable to KII was established in 1998 during a recapitalization of the Company. The euro-denominated note payable to KII ((euro)71.8 million and (euro)84.8 million, or $74.8 million and $75.0 million, at December 31, 2002 and 2001, respectively) is due in 2008 and bears interest at EURIBOR plus 1% (4.30% and 5.75% at December 31, 2002 and 2001, respectively), with interest payable annually.

        In June 2002 the Company and KII's operating subsidiaries in Belgium and Norway (KEU, Kronos Titan A/S - "TAS" and Titania A/S - "TIA"), referred to as the "Borrowers", entered into a three-year (euro)80 million secured revolving credit facility ("Credit Facility"). The Credit Facility is available in multiple currencies, including U.S. dollars, euros and Norwegian kroner. As of December 31, 2002, (euro)15 million ($16 million) and NOK 80 million ($11 million) were outstanding under the Credit Facility at the Belgian and Norwegian operating subsidiaries, respectively. At December 31, 2002, (euro)52 million ($54 million) was available for future working capital requirements and general corporate purposes of the Borrowers. Borrowings bear interest at the applicable interbank market rate plus 1.75%. As of December 31, 2002, the interest rate was 4.80% and 8.86% on the euro and Norwegian kroner borrowings, respectively, and the weighted average interest rate was 6.51%.

        The Credit Facility is collateralized by accounts receivable and inventory of the Borrowers, plus a limited pledge of certain other assets of the Belgian operating subsidiary. The Credit Facility contains, among others, various restrictive covenants, including restrictions on incurring liens, asset sales, additional financial indebtedness, mergers, investments and acquisitions, transactions with affiliates and dividends. The Company and KEU are unconditionally jointly and severally liable for any and all outstanding borrowings under the Credit Facility. The parent company of TAS and TIA, Kronos Norge A/S, is jointly and severally liable for any and all outstanding borrowings under the Credit Facility to the extent permitted by Norwegian law. The Borrowers have a (euro)5 million sub-limit for issuing letters of credit with $1.8 million letters of credit issued at December 31, 2002. The Borrowers were in compliance with all the covenants as of December 31, 2002.

        Deferred financing costs of $1.4 million for the Credit Facility ($.4 million paid by the Company, with the remaining $1.0 million paid by the Belgian and Norwegian operating subsidiaries) are being amortized over the life of the Credit Facility and are included in other noncurrent assets as of December 31, 2002.

        Unused lines of credit available for borrowing under the Credit Facility approximated $54 million at December 31, 2002.

        In June 2002 KII issued (euro)285 million ($280 million when issued and $297 million at December 31, 2002) principal amount of 8.875% Senior Secured Notes (the "Notes") due 2009. The Notes are collateralized by first priority liens on 65% of the common stock or other equity interests of certain of KII's first-tier subsidiaries, including the Company. The Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts the ability of KII and its subsidiaries, including the Company, to incur debt, incur liens, or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity

Note 8 - Other noncurrent liabilities:

                                                               December 31,
                                                           ---------------------
                                                             2002          2001
                                                           -------       -------
                                                              (In thousands)

Environmental costs ................................       $ 5,921       $ 5,662
Employee benefits ..................................         3,286         2,878
Insurance claims expense ...........................           813           763
Other ..............................................         1,214         1,136
                                                           -------       -------

                                                           $11,234       $10,439
                                                           =======       =======

Note 9 - Employee benefit plans:

Company-sponsored pension plans

        The Company maintains a defined benefit pension plan and certain other benefits covering substantially all employees.

        Certain actuarial assumptions used in measuring the defined benefit pension assets, liabilities and expenses are presented below.

                                                            Years ended December 31,
                                                            ------------------------
                                                              2002    2001     2000
                                                              ----    ----     ----
                                                                  (Percentages)

Discount rate ..........................................       5.5     5.8     6.0
Rate of increase in future compensation  levels ........       2.5     2.8     3.0
Long-term rate of return on plan assets ................       6.8     7.3     7.5

        Plan assets are comprised primarily of investments in corporate equity and debt securities, short-term investments, mutual funds and group annuity contracts.

        SFAS No. 87, "Employers' Accounting for Pension Costs" requires that an additional pension liability be recognized when the unfunded accumulated pension benefit obligation exceeds the unfunded accrued pension liability. Variances from actuarially assumed rates will change the actuarial valuation of accrued pension liabilities, pension expense and funding requirements in future periods.

        The components of the net periodic defined benefit pension cost are set forth below.

                                                       Years ended December 31,
                                                    -----------------------------
                                                     2002       2001       2000
                                                    -------    -------    -------
                                                          (In thousands)

Net periodic pension cost:
    Service cost benefits .......................   $ 2,120    $ 1,924    $ 2,079
    Interest cost on projected benefit obligation
      ("PBO") ...................................     8,353      7,877      7,619
    Expected return on plan assets ..............    (8,210)    (7,396)    (7,166)
    Amortization of net transition obligation ...       210        201        208
    Recognized actuarial losses .................       329       --         --
                                                    -------    -------    -------

                                                    $ 2,802    $ 2,606    $ 2,740
                                                    =======    =======    =======

        The funded status of the Company's defined benefit pension plan is set forth below.

                                                             December 31,
                                                       ------------------------
                                                         2002           2001
                                                       ---------      ---------
                                                            (In thousands)

Change in PBO:
    Beginning of year ............................     $ 139,472      $ 137,684
    Service cost .................................         2,120          1,924
    Interest .....................................         8,353          7,877
    Participant contributions ....................           904            852
    Actuarial loss (gain) ........................        (5,885)         6,592
    Benefits paid ................................        (9,115)        (8,707)
    Change in currency exchange rates ............        25,022         (6,750)
                                                       ---------      ---------

        End of year ..............................       160,871        139,472
                                                       ---------      ---------

Change in fair value of plan assets:
    Beginning of year ............................        98,704        100,458
    Actual return on plan assets .................        (1,274)         5,422
    Employer contributions .......................         5,547          5,452
    Participant contributions ....................           904            852
    Benefits paid ................................        (9,115)        (8,707)
    Change in currency exchange rates ............        17,908         (4,773)
                                                       ---------      ---------

        End of year ..............................       112,674         98,704
                                                       ---------      ---------

Funded status at year end:
    Plan assets less than PBO ....................       (48,197)       (40,768)
    Unrecognized actuarial loss ..................        28,522         21,732
    Unrecognized net transition obligation .......           292            446
                                                       ---------      ---------

                                                       $ (19,383)     $ (18,590)
                                                       =========      =========

Amounts recognized in the balance sheet:
    Accrued pension cost:

        Current ..................................     $  (6,189)     $  (4,612)
        Noncurrent ...............................       (20,709)       (18,000)
    Unrecognized net pension obligations .........           292            446
    Accumulated other comprehensive loss .........         7,223          3,576
                                                       ---------      ---------

                                                       $ (19,383)     $ (18,590)
                                                       =========      ==========

        Selected information related to the Company's defined benefit pension plan which has accumulated benefit obligations in excess of fair value of plan assets is presented below.

                                                             December 31,
                                                       -------------------------
                                                         2002             2001
                                                       --------         --------
                                                            (In thousands)

Projected benefit obligation .................         $160,871         $139,472
Accumulated benefit obligation ...............          141,441          122,859
Fair value of plan assets ....................          112,674           98,704

Incentive bonus programs

        Certain employees are eligible to participate in the Company's various incentive bonus programs. The programs provide for annual payments, which may be in the form of cash or NL common stock. The amount of the annual payment paid to an employee, if any, is based on formulas involving the profitability of Kronos in relation to the annual operating plan and, for certain employees, individual performance.

Note 10 - Other income (expense), net:

                                                     Years ended December 31,
                                                  -----------------------------
                                                   2002       2001       2000
                                                  -------    -------    -------
                                                         (In thousands)

Currency transaction gains (losses), net ......   $    93    $   631    $  (132)
Trade interest income .........................       518        376        256
Disposition of property and equipment .........      (300)      (512)    (1,350)
Insurance recoveries, net (see Note 13) .......      --        7,222       --
                                                  -------    -------    -------

                                                  $   311    $ 7,717    $(1,226)
                                                  =======    =======    =======

Note 11 - Other items:

        Advertising costs are expensed as incurred and were $.3 million in each of 2002 and 2001 and $.2 million in 2000.

        Interest capitalized in connection with long-term capital projects was nil in each of 2002, 2001 and 2000.

Note 12 - Income taxes:

        The components of (i) the difference between the provision for income taxes attributable to pretax income and the amounts that would be expected using the German statutory corporation tax rate of 25% (30% in 2000), (ii) the provision for income taxes and (iii) the comprehensive tax provision are presented below.

                                                             Years ended December 31,
                                                        --------------------------------
                                                          2002        2001        2000
                                                        --------    --------    --------
                                                                   (In thousands)

Pretax income .......................................   $ 25,736    $ 86,552    $ 75,965
                                                        ========    ========    ========

Expected tax expense ................................   $  6,434    $ 21,638    $ 22,790
Trade income tax ....................................      2,561      12,825       7,205
Change in valuation allowance:
    (Decrease) increase in certain deductible
      temporary differences that the Company
      believes do not meet the "more-likely-
      than-not" recognition criteria ................       --        (1,808)      6,906
    Recognition of certain deductible tax attributes
      which previously did not meet the "more-likely-
      than-not" recognition criteria ................       --       (11,535)       --
No corporation tax provision due to partnership
  structure .........................................     (6,434)    (21,638)    (23,247)
Other, net ..........................................        745       1,263         118
                                                        --------    --------    --------

        Income tax expense ..........................   $  3,306    $    745    $ 13,772
                                                        ========    ========    ========

Provision for income taxes:
    Current income tax expense ......................   $    431    $  7,018    $ 13,095
    Deferred income tax expense (benefit) ...........      2,875      (6,273)        677
                                                        --------    --------    --------

                                                        $  3,306    $    745    $ 13,772
                                                        ========    ========    ========

Comprehensive provision (benefit) for income taxes
  allocable to:
    Pretax income ...................................   $  3,306    $    745    $ 13,772
    Other comprehensive loss - pension liabilities ..       (732)       (627)       --
                                                        --------    --------    --------

                                                        $  2,574    $    118    $ 13,772
                                                        ========    ========    ========

        The components of the net deferred tax liability are summarized below.

                                                                       December 31,
                                                    ---------------------------------------------
                                                            2002                    2001
                                                    ---------------------   ---------------------
                                                        Deferred tax            Deferred tax
                                                    ---------------------   ---------------------
                                                    Assets    Liabilities   Assets    Liabilities
                                                    ------    -----------   ------    -----------
                                                                    (In thousands)

Tax effect of temporary differences relating to:
    Inventories ................................   $   --      $   (765)   $   --      $   (568)
    Property and equipment .....................        680     (22,829)        541     (20,120)
    Prepaid pension cost .......................       --        (6,189)       --        (5,680)
    Other taxable differences ..................       --        (1,840)       --        (1,505)
Tax loss and tax credit carryforwards ..........     10,184        --        11,535        --
                                                   --------    --------    --------    --------

        Gross deferred tax assets (liabilities)      10,864     (31,623)     12,076     (27,873)

Reclassification, principally netting by tax
  jurisdiction .................................    (10,864)     10,864     (12,076)     12,076
                                                   --------    --------    --------    --------

        Net total deferred tax liabilities .....       --       (20,759)       --       (15,797)
        Net current deferred tax liabilities ...       --          (765)       --          (671)
                                                   --------    --------    --------    --------

        Net noncurrent deferred tax liabilities    $   --      $(19,994)   $   --      $(15,126)
                                                   ========    ========    ========    ========

        Changes in the Company's deferred income tax valuation allowance are summarized below.

                                                   Years ended December 31,
                                               --------------------------------
                                                 2002        2001        2000
                                               ---------   --------    --------
                                                        (In thousands)

Balance at beginning of year ...............   $    --     $ 14,018    $  7,733

Increase (decrease) in certain deductible
  tax attributes which the Company believes
  do not meet the "more-likely-than-not"
  recognition criteria .....................        --       (1,808)      6,906
Recognition of certain deductible tax
  attributes which previously did not meet
  the "more-likely-than-not" recognition
  criteria .................................        --      (11,535)       --
Foreign currency translation ...............        --         (675)       (621)
                                               ---------   --------    --------

Balance at end of year .....................   $    --     $   --      $ 14,018
                                               =========   ========    ========

        Certain of the Company's tax returns are being examined and the German tax authorities may propose tax deficiencies, including penalties and interest.

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

        A reduction in the German "base" income tax rate from 30% to 25%, enacted in October 2000, became effective January 1, 2001. The reduction in the German income tax rate did not impact income tax expense in the fourth quarter of 2000 due to the Company's tax structure.

        On June 28, 1999, the Company changed its legal form from a corporation to a partnership and is no longer subject to corporation tax. The net difference between the corporation tax bases and the reported amount of the Company's assets and liabilities is $181.2 million at December 31, 2002. See Note 1.

        During the fourth quarter of 2001, the Company recognized a $11.5 million trade income tax benefit attributable to a decrease in the valuation allowance due to a change in estimate of the Company's ability to utilize certain German trade income tax attributes that did not previously meet the "more-likely-than-not" recognition criteria.

        At December 31, 2002, the Company had the equivalent of approximately $58.1 million of trade income tax loss carryforwards in Germany with no expiration date. The German federal government has proposed certain changes to its income tax law, including certain changes that would impose limitations on the annual utilization of income tax loss carryforwards that, as proposed, would become effective retroactively to January 1, 2003. Any limitation on the Company's ability to utilize such carryforwards resulting from enactment of any of these proposals would not have a material impact on the Company's total tax expense. However, if enacted, the proposed changes could have a material impact on the Company's ability to make full annual use of its German income tax loss carryforwards, which would significantly affect the Company's future income tax payments.

Note 13 - Leverkusen fire and insurance claim:

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

        On April 8, 2001, repairs to the damaged support equipment were substantially completed and full production resumed at the Chloride Plant. The Sulfate Plant became approximately 50% operational in September 2001 and became fully operational in late October 2001. The damages to property and the business interruption losses caused by the fire were covered by insurance as noted below, but the effect on the financial results of the Company on a quarter-to-quarter basis was impacted by the timing and amount of insurance recoveries.

        The Company reached an agreement and settled its insurance claim involving the Leverkusen fire for $56.4 million during the fourth quarter of 2001 ($46.9 million received as of December 31, 2001, with the remaining $9.5 million received in January 2002), of which $27.3 million related to business interruption and $29.1 million related to property damage, clean-up costs and other extra expenses. The Company recognized a $17.5 million pre-tax gain in 2001 related to the property damage recovery after deducting $11.6 million of clean-up costs and other extra expenses incurred and the carrying value of assets destroyed in the fire. The gain was excluded from the determination of operating income. The $27.3 million of business interruption proceeds recognized in 2001 were allocated between other income, excluding corporate, which reflects recovery of lost margin ($7.2 million) and as a reduction of cost of sales to offset unallocated period costs ($20.1 million).

Note 14 - Related party transactions:

        The  Company  may be deemed  to be  controlled  by  Harold  C.  Simmons.
Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, tax sharing agreements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly held minority equity interest in another related party. While no transactions of the type described above are planned or proposed with respect to the Company other than as set forth in these financial statements, the Company from time to time considers, reviews and evaluates such transactions and understands that Contran, Valhi, NL, Kronos, KII and related entities consider, review and evaluate, such transactions. Depending upon the business, tax and other objectives then relevant, and restrictions under the KII indenture, the Credit Facility and other agreements, it is possible that the Company might be a party to one or more such transactions in the future.

        The Company is a party to a cost sharing agreement with Kronos, KII and KEU, whereby Kronos, KII and KEU provide certain management, financial, insurance and administrative services to the Company on a fee basis. The Company's expense was approximately $5.7 million in 2002, $3.6 million in 2001 and $3.8 million in 2000.

        The Company charges affiliates for certain administrative costs, which totaled approximately $3.4 million, $5.3 million and $5.7 million in 2002, 2001 and 2000, respectively. These charges to affiliates were reflected primarily as a reduction of selling, general and administrative expense.

        The Company is also party to master global insurance coverage policies with NL with regard to property, business interruption, excess liability, and other coverages. The costs associated with these policies aggregated $5.6 million, $6.0 million and $2.3 million in 2002, 2001 and 2000, respectively.

        Intercompany sales to (purchases from) affiliates of TiO2 are summarized in the following table.

                                                         Years ended December 31,
                                                   -----------------------------------
                                                     2002          2001        2000
                                                   ---------    ---------    ---------
                                                              (In thousands)

Sales to:
    Kronos (US), Inc. ("KUS") ..................   $  24,511    $  19,821    $  27,253
    Societe Industrielle du Titane, S.A. ("SIT")      23,681       26,202       29,521
    KEU ........................................      19,141       22,345       17,406
    Kronos Limited ("KUK") .....................      16,864       14,887       13,607
    Kronos Canada, Inc. ("KC") .................       4,494        4,638        7,467
    Other affiliates ...........................      10,564        9,274        7,090
                                                   ---------    ---------    ---------

                                                   $  99,255    $  97,167    $ 102,344
                                                   =========    =========    =========

Purchases from:
    KEU ........................................   $ (26,868)   $ (34,346)   $ (32,512)
    TAS ........................................      (3,209)      (8,497)      (2,053)
    KC .........................................        --            (85)      (3,377)
                                                   ---------    ---------    ---------

                                                   $ (30,077)   $ (42,928)   $ (37,942)
                                                   =========    =========    =========

        KUS purchases the rutile and slag feedstock used as a raw material in the Company's chloride process TiO2 facility. The Company purchases such feedstock from KUS for use in its facility for an amount equal to the amount paid by KUS to the third-party supplier plus a 2.5% administrative fee. Such feedstock purchases were $64.3 million in 2002, $59.5 million in 2001 and $61.0 million in 2000.

        The Company sells water treatment chemicals (derived from co-products of the TiO2 production processes) to KII. Such water treatment chemical sales were $8.4 million in 2002, $7.1 million in 2001 and $8.1 million in 2000.

        The Company was party to a long-term ilmenite supply contract with TIA, an affiliate, that provided for the Company's sulfate feedstock requirements through December 31, 2001. Such feedstock purchases were $13.4 million in 2002, $7.3 million in 2001 and $9.9 million in 2000. The Company continues to purchase ilmenite from TIA on a year-by-year basis.

        Interest expense to affiliates related to the note payable to KII was $3.7 million in 2002, $7.2 million in 2001 and $8.5 million in 2000 (see Note
7). Interest income from affiliates related to the note receivable from KEU was $.6 million in 2002, $.5 million in 2001 and nil in 2000. Included in other affiliate income and other affiliate expense was other affiliate interest income/expense, factoring fees and service fees.

     Net  amounts   currently   receivable  from  (payable  to)  affiliates  are
summarized in the following table.

                                                           December 31,
                                                  -----------------------------
                                                    2002                2001
                                                  --------            --------
                                                         (In thousands)

Receivable from:
    KUK ................................           $     91            $  1,328
    TAS ................................              5,932                --
    SIT ................................                987                 714
    KEU ................................              8,934                 245
    Kronos B.V .........................              1,546                 210
    Other affiliates ...................              1,333                 640
                                                   --------            --------

                                                   $ 18,823            $  3,137
                                                   ========            ========

Payable to:
    KII ................................           $(27,914)           $ (1,033)
    TAS ................................               --                  (203)
    KUS ................................            (13,857)             (1,670)
    TIA ................................             (2,311)               (545)
                                                   --------            --------

                                                   $(44,082)           $ (3,451)
                                                   ========            ========

        Amounts receivable from affiliates, net were generally related to product sales (including water treatment chemical sales to KII), accounts receivable factoring (through May 2002) and services rendered. Amounts payable to affiliates, net were related primarily to raw material purchases, accounts receivable factoring (beginning June 2002) and services received. See Notes 3, 4 and 7 for discussion of accounts receivable factoring and notes receivable from (payable to) affiliates.

Note 15 - Common stock options:

Common stock options

        The NL Industries, Inc. 1998 Long-Term Incentive Plan ("NL Option Plan") provides for the discretionary grant of restricted common stock, stock options, stock appreciation rights ("SARs") and other incentive compensation to officers and other key employees of the Company. Although certain stock options granted pursuant to a similar plan which preceded the NL Option Plan ("Predecessor Option Plan") remain outstanding at December 31, 2002, no additional options may be granted under the Predecessor Option Plan.

        Up to five million shares of NL common stock may be issued pursuant to the NL Option Plan and, at December 31, 2002, 3,651,000 shares were available for future grants. The NL Option Plan provides for the grant of options that qualify as incentive options and for options which are not so qualified. Generally, stock options and SARs (collectively, "options") are granted at a price equal to or greater than 100% of the market price at the date of grant, vest over a five year period and expire ten years from the date of grant. Restricted stock, forfeitable unless certain periods of employment are completed, is held in escrow in the name of the grantee until the restriction period expires. No SARs have been granted under the NL Option Plan.

        Changes in outstanding options granted to employees of the Company pursuant to the NL Option Plan and the Predecessor Option Plan are summarized in the table below.

                                                               Exercise price         Amount
                                                                  per share          payable
                                                              ------------------       upon
                                                 Shares        Low         High      exercise
                                                 ------        ----        ----      --------
                                                   (In thousands, except per share amounts)

Outstanding at December 31, 1999 ...........          2       $14.25      $14.25      $  21

    Granted ................................          4        14.25       14.25         64
    Exercised ..............................         (1)       14.25       14.25        (17)
                                                     --       ------      ------      -----

Outstanding at December 31, 2000 ...........          5        14.25       14.25         68

    Granted in 2001 ........................          6        20.11       20.11        121
                                                     --       ------      ------      -----

Outstanding at December 31, 2001 and 2002 ..         11       $14.25      $20.11      $ 189
                                                     ==       ======      ======      =====

        At December 31, 2002, 2001 and 2000 options to purchase 2,100, 300 and nil shares, respectively, were exercisable and options to purchase 3,300 shares become exercisable in 2003. Of the exercisable options, options to purchase 2,100 shares at December 31, 2002 had exercise prices less than NL's December 31, 2002 quoted market price of $17.00 per share. Outstanding options at December 31, 2002 expire at various dates through 2011, with a weighted-average remaining life of nine years.

        The pro forma information required by SFAS No. 123 is based on an estimation of the fair value of options issued subsequent to January 1, 1995. See Note 2. No options were granted in 2002. The weighted-average fair values of options granted during 2001 and 2000 were $7.52 and $4.83 per share, respectively. The fair values of employee stock options were calculated using the Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 2001 and 2000: stock price volatility of 46% and 48% in 2001 and 2000, respectively; risk-free rate of return of 5% in 2000 and 2001; dividend yield of 4.0% in 2001 and 4.9% in 2000; and an expected term of 9 years in 2001 and 2000. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Note 16 - Commitments and contingencies:

Leases

        The Company leases, pursuant to operating leases, various manufacturing and office space and transportation equipment. Most of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases management expects that, in the normal course of business, leases will be renewed or replaced by other leases.

        The Company leases the land under its Leverkusen TiO2 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, with approximately two-thirds of the Company's current TiO2 production capacity, is located within the lessor's extensive manufacturing complex. Rent for the Leverkusen facility is periodically established by agreement with the lessor for periods of at least two years at a time. Under a separate supplies and services agreement expiring 2011, the lessor provides some raw materials, including chlorine and certain amounts of sulfuric acid, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility with a minimum annual cost of approximately $10.9 million. Both the lease and the supplies and services agreements restrict the Company's ability to transfer ownership or use of the Leverkusen facility.

        Net rent expense  aggregated $4 million in each of 2002,  2001 and 2000.
At  December  31,  2002,   minimum  rental   commitments   under  the  terms  of
noncancellable operating leases were as follows:

                                                       Real Estate     Equipment
                                                       -----------     ---------
                                                             (In thousands)
Years ending December 31,
    2003 .....................................          $   801          $   909
    2004 .....................................              801              547
    2005 .....................................              801              346
    2006 .....................................              801               35
    2007 .....................................              801                5
    2008 and thereafter ......................           17,289               11
                                                        -------          -------

                                                        $21,294          $ 1,853
                                                        =======          =======

Capital expenditures

        At December 31, 2002 the estimated cost to complete capital projects in process approximated $2.2 million.

Purchase commitments

        KUS has long-term supply contracts that provide for certain affiliates' chloride feedstock requirements through 2003. The Company purchases chloride feedstock underlying these long-term supply contracts from KUS. See Note 14. The agreements require KUS to purchase certain minimum quantities of feedstock with average minimum annual purchase commitments aggregating approximately $156 million.

Environmental, product liability and litigation matters

        The Company's operations are governed by various environmental laws and regulations. Certain of the Company's businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of the Company have the potential to cause environmental or other damage. The Company has implemented and continues to implement various policies and programs in an effort to minimize these risks. The policy of the Company is to maintain compliance with applicable foreign environmental laws and regulations at all of its facilities and to strive to improve its environmental performance. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect the Company's production, handling, use, storage, transportation, sale or disposal of such substances as well as the Company's consolidated financial position, results of operations or liquidity.

        The Company's production facilities operate in an environmental regulatory framework in which governmental authorities typically are granted broad discretionary powers which allow them to issue operating permits required for the plants to operate. The Company believes all of its plants are in substantial compliance with applicable environmental laws.

        Germany is a member of the European Union (the "EU") and follows its initiatives. The Company believes that it has all required permits and is in substantial compliance with applicable EU requirements, including EU Directive 92/112/EEC regarding establishment of procedures for reduction and eventual elimination of pollution caused by waste from the TiO2 industry.

        The Company has a contract with a third party to treat spent acid from its sulfate-process plants. With regard to the Company's Nordenham, Germany plant, either party may terminate the contract after giving four years advance notice. Under certain circumstances, the Company may terminate the contract after giving six months notice, with respect to treatment of by-products from the Leverkusen, Germany plant. The estimated minimum annual cost under the agreement is approximately $12.8 million.

        The Company is responsible for certain closure costs at landfills used and formerly used by its Leverkusen, Germany TiO2 plants. The Company has a reserve of approximately $6 million related to such landfills as of December 31, 2002.

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

Concentrations of credit risk

        Sales of TiO2 accounted for approximately 98% of net sales during each of 2002, 2001 and 2000. The remaining sales result from the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper, as well as fibers, rubber, ceramics, inks and cosmetics markets. Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 1,000 customers, with the top ten external customers approximating 20% of net sales in 2002, 18% of net sales in 2001 and 16% of net sales in 2000. Approximately 75% of the Company's TiO2 sales by volume were to Europe in each of 2002, 2001 and 2000. Approximately 8% in 2002, 6% in 2001 and 8% in 2000 of sales by volume were to North America.

Note 17 - Financial instruments:

        Summarized below is the estimated fair value and related net carrying value of the Company's financial instruments.

                                                     December 31,
                                     -------------------------------------------
                                              2002                    2001
                                     -------------------    --------------------
                                     Carrying      Fair      Carrying      Fair
                                      Amount       Value      Amount       Value
                                     --------      -----    ---------      -----
                                                     (In millions)

Cash and cash equivalents ......       $ 7.8       $ 7.8       $ 1.7       $ 1.7
Note receivable from KEU .......        --          --          17.2        17.2

Note payable to KII ............        74.8        74.8        75.0        75.0

        The Company held no derivative financial instruments at December 31, 2002 and 2001.

Note 18 - Quarterly financial data (unaudited):

                                                    Quarters ended
                                       -----------------------------------------
                                       March 31    June 30   Sept. 30    Dec. 31
                                       --------    -------   --------    -------
                                                    (In thousands)

Year ended December 31, 2002:
    Net sales ......................   $ 96,699   $ 96,083   $101,362   $ 90,217
    Cost of sales ..................     81,778     84,133     81,000     76,395
    Operating income ...............      7,005      4,817     12,049      2,862
    Income before income taxes .....      5,995      4,516     12,434      2,791
    Net income .....................      7,192      2,577     10,039      2,622

Year ended December 31, 2001:
    Net sales ......................   $106,912   $ 96,692   $ 93,155   $ 82,601
    Cost of sales ..................     76,920     72,549     71,126     59,489
    Operating income ...............     22,271     16,467     14,705     23,872
    Income before income taxes .....     20,111     16,580     17,325     32,536
    Net income .....................     16,102     14,797     13,760     41,148


                       KRONOS DENMARK APS AND SUBSIDIARIES

                   Index of Consolidated Financial Statements


Financial Statements                                               Pages
--------------------                                               -----

Report of Independent Accountants                                  FB-2

Consolidated Balance Sheets - December 31, 2002 and 2001           FB-3 / FB-4

Consolidated Statements of Income - Years ended
  December 31, 2002, 2001 and 2000                                 FB-5

Consolidated Statements of Comprehensive Income - Years ended
  December 31, 2002, 2001 and 2000                                 FB-6

Consolidated Statements of Stockholder's Equity - Years ended
  December 31, 2002, 2001 and 2000                                 FB-7

Consolidated Statements of Cash Flows - Years ended
  December 31, 2002, 2001 and 2000                                 FB-8 / FB-9

Notes to Consolidated Financial Statements                         FB-10 / FB-30

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholder of Kronos Denmark ApS:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholder's equity and cash flows present fairly, in all material respects, the financial position of Kronos Denmark ApS and Subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





PricewaterhouseCoopers
Copenhagen, Denmark

February 12, 2003

/s/ Carsten Gerner                            /s/ Soren Skov Larsen
State Authorized Public Accountant            State Authorized Public Accountant

                       KRONOS DENMARK APS AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)


                                                               December 31,
                                                           ---------------------
        ASSETS                                               2002         2001
                                                           --------     --------

Current assets:
    Cash and cash equivalents ........................     $  2,913     $  5,430
    Accounts and notes receivable ....................       14,075       10,142
    Receivable from affiliates .......................        2,327          977
    Refundable income taxes ..........................        1,310        1,116
    Inventories ......................................       56,232       48,320
    Prepaid expenses .................................        2,142        1,474
    Deferred income taxes ............................           16           33
                                                           --------     --------

        Total current assets .........................       79,015       67,492
                                                           --------     --------


Other assets:
    Prepaid pension cost .............................       17,572       14,696
    Other ............................................        3,362          642
                                                           --------     --------

        Total other assets ...........................       20,934       15,338
                                                           --------     --------


Property and equipment:
    Land .............................................       14,385       11,508
    Buildings ........................................       32,151       26,758
    Machinery and equipment ..........................      145,354      115,946
    Mining properties ................................       65,296       48,167
    Construction in progress .........................          595          410
                                                           --------     --------
                                                            257,781      202,789
    Less accumulated depreciation and depletion ......      153,376      117,348
                                                           --------     --------

        Net property and equipment ...................      104,405       85,441
                                                           --------     --------

                                                           $204,354     $168,271
                                                           ========     ========

                       KRONOS DENMARK APS AND SUBSIDIARIES

                        (In thousands, except share data)

                                                               December 31,
                                                         ----------------------
        LIABILITIES AND STOCKHOLDER'S EQUITY                2002        2001
                                                         ---------    ---------

Current liabilities:
    Notes payable ....................................   $    --      $  22,180
    Current maturities of long-term debt .............       1,298        1,033
    Accounts payable and accrued liabilities .........      31,500       20,996
    Note payable to Kronos Titan GmbH and Co. OHG ....        --         17,204
    Payable to affiliates ............................      25,393        5,435
    Income taxes .....................................       4,842        5,261
    Deferred income taxes ............................       1,498        1,480
                                                         ---------    ---------

        Total current liabilities ....................      64,531       73,589
                                                         ---------    ---------

Noncurrent liabilities:
    Long-term debt ...................................      27,666        1,465
    Deferred income taxes ............................      29,694       25,953
    Other ............................................         884          750
                                                         ---------    ---------

        Total noncurrent liabilities .................      58,244       28,168
                                                         ---------    ---------

Stockholder's equity:
    Common stock - 100 Danish kroner par value; 10,000
      shares authorized; 10,000 shares issued ........         136          136
    Additional paid-in capital .......................     216,996      216,996
    Accumulated deficit ..............................    (120,351)    (118,335)
    Accumulated other comprehensive loss - currency
      translation adjustment .........................     (15,202)     (32,283)
                                                         ---------    ---------

        Total stockholder's equity ...................      81,579       66,514
                                                         ---------    ---------

                                                         $ 204,354    $ 168,271
                                                         =========    =========

Commitments and contingencies (Notes 7, 12 and 15)

          See accompanying notes to consolidated financial statements.

                       KRONOS DENMARK APS AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (In thousands)

                                                    Years ended December 31,
                                                  ------------------------------
                                                    2002       2001       2000
                                                  --------   --------   --------

Revenues and other income:
    Net sales .................................   $243,412   $233,932   $239,830
    Interest and other income from affiliates .        325        813      3,749
    Other income, net .........................        567        490        528
                                                  --------   --------   --------

                                                   244,304    235,235    244,107
                                                  --------   --------   --------

Costs and expenses:
    Cost of sales .............................    206,690    185,299    178,437
    Selling, general and administrative .......     17,406     15,617     18,373
    Interest ..................................      2,548      2,256        299
    Interest and other expense to affiliates ..      2,938      3,250      4,351
                                                  --------   --------   --------

                                                   229,582    206,422    201,460
                                                  --------   --------   --------

    Income before income taxes ................     14,722     28,813     42,647

Income tax expense ............................      3,378     10,374     15,146
                                                  --------   --------   --------

    Net  income ...............................   $ 11,344   $ 18,439   $ 27,501
                                                  ========   ========   ========

          See accompanying notes to consolidated financial statements.
                                      FB-5

                       KRONOS DENMARK APS AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                    Years ended December 31,
                                                -------------------------------
                                                  2002       2001        2000
                                                --------   --------    --------


Net income ..................................   $ 11,344   $ 18,439    $ 27,501
                                                --------   --------    --------

Other comprehensive income (loss) - currency
  translation adjustment ....................     17,081     (3,402)    (19,052)
                                                --------   --------    --------

        Total other comprehensive income
          (loss) ............................     17,081     (3,402)    (19,052)
                                                --------   --------    --------

                                                $ 28,425   $ 15,037    $  8,449
                                                ========   ========    ========




          See accompanying notes to consolidated financial statements.
                                      FB-6

                       KRONOS DENMARK APS AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                  Years ended December 31, 2002, 2001 and 2000
                                 (In thousands)

                                                                                               Accumulated
                                                                                                  other
                                                                                              comprehensive
                                                                                  Notes           loss-
                                                 Additional      Retained      receivable        currency
                                     Common       paid-in        earnings         from         translation
                                     stock        capital       (deficit)      affiliates      adjustments        Total
                                   --------     -----------    ------------    -----------    -------------     ---------


Balance at December 31, 1999      $     136      $ 206,425      $  31,112       $(142,265)      $  (9,829)      $  85,579

Net income .................           --             --           27,501            --              --            27,501
Other comprehensive loss ...           --             --             --              --           (19,052)        (19,052)
Common dividends declared:
    Cash ...................           --             --          (19,715)           --              --           (19,715)
    Noncash ................           --             --         (142,265)        142,265            --              --
                                  ---------      ---------      ---------       ---------       ---------       ---------

Balance at December 31, 2000            136        206,425       (103,367)           --           (28,881)         74,313

Net income .................           --             --           18,439            --              --            18,439
Other comprehensive loss ...           --             --             --              --            (3,402)         (3,402)
Capital contribution .......           --           10,571           --              --              --            10,571
Common dividends declared ..           --             --          (33,407)           --              --           (33,407)
                                  ---------      ---------      ---------       ---------       ---------       ---------

Balance at December 31, 2001            136        216,996       (118,335)           --           (32,283)         66,514

Net income .................           --             --           11,344            --              --            11,344
Other comprehensive income .           --             --             --              --            17,081          17,081
Common dividends declared ..           --             --          (13,360)           --              --           (13,360)
                                  ---------      ---------      ---------       ---------       ---------       ---------


Balance at December 31, 2002      $     136      $ 216,996      $(120,351)      $    --         $ (15,202)      $  81,579
                                  =========      =========      =========       =========       =========       =========

          See accompanying notes to consolidated financial statements.
                                      FB-7

                       KRONOS DENMARK APS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                   Years ended December 31,
                                               --------------------------------
                                                 2002        2001        2000
                                               --------    --------    --------

Cash flows from operating activities:
    Net income .............................   $ 11,344    $ 18,439    $ 27,501
    Depreciation, depletion and amortization      9,408       8,774       8,442
    Noncash interest expense ...............        150        --          --
    Deferred income taxes ..................     (2,011)       (125)       (676)
    Net loss (gain) from disposition of
      property and equipment ...............        239         (12)         (7)
    Pension, net ...........................      1,132       1,073         255
                                               --------    --------    --------

                                                 20,262      28,149      35,515
    Change in assets and liabilities:
        Accounts and notes receivable ......     (1,307)     (2,280)     (1,687)
        Inventories ........................      1,377      (1,619)      1,184
        Prepaid expenses ...................       (317)       (156)       (205)
        Accounts payable and accrued
          liabilities ......................      5,098      (4,321)      3,750
        Income taxes .......................     (1,542)     (1,817)      3,414
        Accounts with affiliates ...........     19,152       2,903     (28,018)
        Other noncurrent assets ............        263         153        (104)
        Other noncurrent liabilities .......        (73)        (65)        (69)
                                               --------    --------    --------

            Net cash provided by operating
              activities ...................     42,913      20,947      13,780
                                               --------    --------    --------

Cash flows from investing activities:
    Capital expenditures ...................    (10,329)    (11,799)    (12,325)
    Change in restricted cash equivalents
      and restricted marketable debt
      securities, net ......................     (1,665)       (577)       --
    Proceeds from disposition of property
      and equipment ........................        823          59          62
                                               --------    --------    --------

            Net cash used by investing
              activities ...................    (11,171)    (12,317)    (12,263)
                                               --------    --------    --------

                       KRONOS DENMARK APS AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (In thousands)


                                                    Years ended December 31,
                                                --------------------------------
                                                  2002        2001        2000
                                                --------    --------    --------

Cash flows from financing activities:
    Indebtedness:
        Borrowings ..........................   $ 55,727    $  1,437    $ 23,115
        Principal payments ..................    (58,117)     (1,031)     (5,417)
        Deferred financing fees .............       (953)       --          --
    Loans from affiliates:
        Loans ...............................       --        16,677        --
        Repayments ..........................    (18,097)       --          --
    Capital contribution ....................       --        10,571        --
    Dividends paid ..........................    (13,360)    (33,407)    (19,715)
                                                --------    --------    --------

        Net cash used by financing activities    (34,800)     (5,753)     (2,017)
                                                --------    --------    --------

Cash and cash equivalents:
    Net change during the year from:
        Operating, investing and financing
          activities ........................     (3,058)      2,877        (500)
        Currency translation ................        541         (75)        (74)
    Balance at beginning of  period .........      5,430       2,628       3,202
                                                --------    --------    --------

    Balance at end of period ................   $  2,913    $  5,430    $  2,628
                                                ========    ========    ========

Supplemental disclosures:
    Cash paid for:
        Interest ............................   $  5,461    $  5,459    $  4,609
        Income taxes ........................      6,931      12,316      12,405

          See accompanying notes to consolidated financial statements.
                                      FB-9

                       KRONOS DENMARK APS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

        Kronos Denmark ApS ("KDK") was incorporated in Denmark in October 1999 and is a wholly owned subsidiary of Kronos International, Inc. ("KII"). KII is a wholly owned subsidiary of Kronos, Inc. ("Kronos"), a wholly owned subsidiary of NL Industries, Inc. ("NL"). NL is primarily a holding company and Kronos conducts its titanium dioxide pigments ("TiO2") operations. At December 31, 2002, Valhi, Inc. ("Valhi") and a subsidiary of Valhi, each affiliates of Contran Corporation ("Contran"), held approximately 84% of NL's outstanding common stock. At December 31, 2002, Contran and its subsidiaries held approximately 93% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons, the Chairman of the Board of each of Contran, Valhi and NL, may be deemed to control each of such companies and KDK.

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") with the U.S. dollar as the reporting currency. KDK and its subsidiaries also prepare financial statements on other bases, as required in countries in which such entities are resident.

        KDK's current operations are conducted primarily through its Belgian and Norwegian subsidiaries with a TiO2 plant in Belgium and a TiO2 plant and an ilmenite ore mining operation in Norway. KDK also operates TiO2 sales and distribution facilities in Denmark and the Netherlands.

        KDK is not a registrant with the U.S. Securities and Exchange Commission ("SEC") and is not subject to the SEC's periodic reporting requirements, except as may be required by Rule 3-16 of Regulation S-X.

Note 2 - Summary of significant accounting policies:

Principles of consolidation and management's estimates

        The accompanying consolidated financial statements include the accounts of KDK and its wholly owned subsidiaries (collectively, the "Company"). All material intercompany accounts and balances have been eliminated. Certain prior-year amounts have been reclassified to conform to the current year presentation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results may differ from previously estimated amounts under different assumptions or conditions. The Company has no involvement with any variable interest entity covered by the scope of FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities."

Translation of foreign currencies

        The functional currencies of the Company include the Danish kroner, the euro and the Norwegian kroner. Assets and liabilities of the Company are translated to U.S. dollars at year-end rates of exchange and revenues and expenses are translated at weighted average exchange rates prevailing during the year. Resulting translation adjustments are included in other comprehensive income (loss), net of related income taxes, if applicable. Currency transaction gains and losses are recognized in income currently.

Cash equivalents

        Cash equivalents include bank deposits with original maturities of three months or less.

Inventories

        Inventories are stated at the lower of cost (principally average cost) or market. Amounts are removed from inventories at average cost.

Property, equipment, depreciation and depletion

        Property and equipment are stated at cost. Interest costs related to major, long-term capital projects are capitalized as a component of construction costs. Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized.

        Depreciation is computed principally by the straight-line method over the estimated useful lives of ten to forty years for buildings and three to twenty years for machinery and equipment. Depletion of mining properties is computed by the unit-of-production and straight-line methods.

        When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. All relevant factors are considered. The test for impairment is performed by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required. Effective January 1, 2002, the Company commenced accounting for the impairment of other long-lived assets (such as property and equipment and mining properties) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 as discussed under "Accounting principles adopted in 2002" below.

Long-term debt and notes payable to affiliates

        Where applicable, long-term debt and notes payable to affiliates are stated net of unamortized original issue discount ("OID"). OID is amortized over the period during which cash interest payments are not required and deferred financing costs are amortized over the term of the applicable issue, both by the interest method.

Employee benefit plans

        Accounting and funding  policies for  retirement  plans are described in
Note 9.

        The Company has elected the disclosure alternative prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and to account for its stock-based employee compensation related to stock options in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. During the fourth quarter of 2002, the Company commenced accounting for its stock options using the variable accounting method, which requires the intrinsic value of the stock option to be accrued as an expense. The Company is also charged by NL for stock options exercised by employees of the Company. Compensation cost recognized by the Company in accordance with APBO No. 25 and the amount charged to the Company by NL for stock option exercises was $126,000 in 2002 and nil in each of 2001 and 2000.

        The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                     Years ended December 31,
                                                --------------------------------
                                                  2002        2001        2000
                                                --------    --------    --------
                                                        (In thousands)

Net income - as reported ....................   $ 11,344    $ 18,439    $ 27,501
Add back: Stock-based compensation cost,
  net of tax, included in reported net income         75        --          --
Deduct:  Stock-based compensation cost,
  net of tax, determined under fair value
  based method for all awards ...............        (79)        (60)        (51)
                                                --------    --------    --------

Net income - pro forma ......................   $ 11,340    $ 18,379    $ 27,450
                                                ========    ========    ========

Environmental remediation costs

        Environmental remediation costs are accrued when estimated future expenditures are probable and reasonably estimable. The estimated future expenditures are generally not discounted to present value. Recoveries of remediation costs from other parties, if any, are reported as receivables when their receipt is deemed probable. At December 31, 2002 and 2001, no receivables for recoveries have been recognized.

Net sales

        The Company adopted the SEC's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended, in 2000. Revenue generally is realized or realizable and earned when all of the requirements of SAB No. 101 are met, including when title and the risks and rewards of ownership passes to the customer (generally at the time the product is shipped to the customer). The impact of adopting SAB No. 101 was not material. Amounts charged to customers for shipping and handling are included in net sales.

Repair and maintenance costs

        The Company performs planned major maintenance activities throughout the year. Repair and maintenance costs estimated to be incurred in connection with planned major maintenance activities are accrued in advance and are included in cost of goods sold.

Shipping and handling costs

        Shipping and handling costs are included in selling, general and administrative expense and were $9.2 million in 2002, $8.5 million in 2001, $8.8 million in 2000.

Income taxes

        Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities. The Company periodically evaluates its deferred tax assets in the various taxing jurisdictions in which it operates and adjusts any related valuation allowance. The Company's valuation allowance is equal to the amount of deferred tax assets which the Company believes do not meet the "more-likely-than-not" recognition criteria.

Derivatives and hedging activities

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, effective January 1, 2001. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives are recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives is dependent upon the intended use of the derivative. As permitted by the transition requirements of SFAS No. 133, as amended, the Company exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999. At December 31, 2002 and 2001, the Company was not a party to any significant derivative or hedging instrument covered by SFAS No. 133. There was no impact on the Company's financial statements from adopting SFAS No. 133.

        The Company periodically uses interest rate swaps, currency swaps and other types of contracts to manage interest rate and foreign exchange risk with respect to financial assets or liabilities. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does it currently anticipate doing so in the future. The Company was not a party to any such contracts during 2002, 2001 and 2000 except as disclosed in Note 16.

Accounting principles adopted in 2002

        The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. SFAS No. 144 retains the fundamental provisions of existing GAAP with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale to be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. The adoption of SFAS No. 144 effective January 1, 2002 did not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

        In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a guarantor to recognize a liability at the inception of a guarantee covered by the scope of FIN No. 45, equal to the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures requirements with respect to certain guarantees. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis for any guarantees issued or modified after December 31, 2002, while the disclosure requirements were effective upon issuance. The Company is not a party to any guarantees covered by the scope of FIN No. 45 as of December 31, 2002.

Accounting principles not yet adopted

        The Company will adopt SFAS No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement.

        Under the transition provisions of SFAS No. 143, at the date of adoption on January 1, 2003 the Company will recognize (i) an asset retirement cost capitalized as an increase to the carrying value of its property, plant and equipment, (ii) accumulated depreciation on such capitalized cost and (iii) a liability for the asset retirement obligation. Amounts resulting from the initial application of SFAS No. 143 are measured using information, assumptions and interest rates all as of January 1, 2003. The amount recognized as the asset retirement cost is measured as of the date the asset retirement obligation was incurred. Cumulative accretion on the asset retirement obligation, and accumulated depreciation on the asset retirement cost, is recognized for the time period from the date the asset retirement cost and liability would have been recognized had the provisions of SFAS No. 143 been in effect at the date the liability was incurred, through January 1, 2003. The difference, if any, between the amounts to be recognized as described above and any associated amounts recognized in the Company's balance sheet as of December 31, 2002 would be recognized as a cumulative effect of a change in accounting principles as of the date of adoption. The effect of adopting SFAS No. 143 as of January 1, 2003 as summarized in the table below is not expected to have a material effect on the Company's consolidated financial position, results of operations or liquidity:

                                                                      Amount
                                                                  -------------
                                                                  (in millions)

Increase in carrying value of net property,
  plant and equipment:
    Cost ...........................................................   $ .4
    Accumulated depreciation .......................................    (.1)
Decrease  in  liabilities  previously  accrued
  for  closure  and  post  closure activities ......................     .2
                                                                       ----
Asset retirement obligation recognized .............................    (.5)
                                                                       ----

        Net impact .................................................   $ --
                                                                       ====

        The Company will adopt SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective January 1, 2003 for exit or disposal activities initiated on or after the date of adoption. Under SFAS No. 146, costs associated with exit activities, as defined, that are covered by the scope of SFAS No. 146 will be recognized and measured initially at fair value, generally in the period in which the liability is incurred. Costs covered by the scope of SFAS No. 146 include termination benefits provided to employees, costs to consolidate facilities or relocate employees, and costs to terminate contracts (other than a capital lease). Under existing GAAP, a liability for such an exit cost is recognized at the date an exit plan is adopted, which may or may not be the date at which the liability has been incurred. The Company believes the adoption of SFAS No. 146 will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Note 3 - Accounts and notes receivable:

                                                             December 31,
                                                       -------------------------
                                                         2002            2001
                                                       --------        --------
                                                            (In thousands)

Trade receivables ..............................       $ 11,598        $  7,558
Recoverable VAT and other receivables ..........          2,721           2,793
Allowance for doubtful accounts ................           (244)           (209)
                                                       --------        --------

                                                       $ 14,075        $ 10,142
                                                       ========        ========

        During 2000 the Company was party to an accounts receivable factoring agreement (the "Factoring Agreement") with its affiliate, Kronos World Services S.A./N.V. ("KWS"). Beginning in February 2000 KII assumed the Factoring
Agreement from KWS. Effective June 2002, the KII Factoring Agreement was assigned to Kronos Titan GmbH and Co. OHG ("TG"), a 99.95%-owned subsidiary of KII. KWS, KII and TG (collectively the "Factoring Agent") contracted with the Company whereby the Company factored its export accounts receivable without recourse for a fee of 0.85% for the Company's export receivables related to Kronos Europe S.A./N.V. ("KEU") and 1.2% for export receivables related to its Norwegian operating subsidiaries, Kronos Titan A/S ("TAS") and Titania A/S ("TIA"). The Factoring Agent, upon non-recourse transfer from the Company, assumed all risk pertaining to the factored receivables, including, but not limited to, exchange control risks, risks pertaining to the bankruptcy of a customer and risks related to late payments.

        Export receivables sold by the Company pursuant to the Factoring Agreement during 2002, 2001 and 2000 aggregated $92.0 million, $82.9 million and $83.5 million, respectively.

Note 4 - Inventories:

                                                              December 31,
                                                      --------------------------
                                                        2002               2001
                                                      -------            -------
                                                            (In thousands)

Raw materials ............................            $16,527            $14,503
Work in process ..........................              2,520              1,685
Finished products ........................             24,115             22,178
Supplies .................................             13,070              9,954
                                                      -------            -------

                                                      $56,232            $48,320
                                                      =======            =======

Note 5 - Other noncurrent assets:

                                                                December 31,
                                                             -------------------
                                                              2002         2001
                                                             ------       ------
                                                               (In thousands)

Restricted marketable debt securities ................       $2,492       $  577
Deferred financing costs, net (see Note 7) ...........          795         --
Other ................................................           75           65
                                                             ------       ------

                                                             $3,362       $  642
                                                             ======       ======

        Restricted marketable debt securities as of December 31, 2002 and 2001 represented certain noncurrent debt securities used to support certain capital requirements regarding the Company's Norwegian operating subsidiaries' defined benefit pension plans in accordance with applicable Norwegian law.

Note 6 - Accounts payable and accrued liabilities:

                                                              December 31,
                                                       -------------------------
                                                        2000              2001
                                                       -------           -------
                                                            (In thousands)

Accounts payable ...........................           $17,547           $10,795
                                                       -------           -------
Accrued liabilities:
    Employee benefits ......................             8,174             6,238
    Other ..................................             5,779             3,963
                                                       -------           -------

                                                        13,953            10,201
                                                       -------           -------

                                                       $31,500           $20,996
                                                       =======           =======

Note 7 - Notes payable and long-term debt:

                                                               December 31,
                                                         -----------------------
                                                          2002            2001
                                                         -------         -------

Notes payable (NOK 200 million) ................         $  --           $22,180
                                                         -------         -------

Long-term debt:
    Revolving credit facility ..................         $27,077         $  --
    Other ......................................           1,887           2,498
                                                         -------         -------
                                                          28,964           2,498

Less current maturities ........................           1,298           1,033
                                                         -------         -------

                                                         $27,666         $ 1,465
                                                         =======         =======

        Notes payable as of December 31, 2001 consisted of short-term borrowings denominated in Norwegian kroner due within one year from non-U.S. banks. Weighted average interest rates on the note payable were 7.27% at December 31, 2001. Notes payable totaling $26.5 million were repaid on June 28, 2002 with proceeds from the revolving credit facility, and the agreements were terminated. See description of revolving credit facility below.

        In June 2002 the Company's operating subsidiaries in Belgium (KEU) Norway (TAS and TIA), and KII's operating subsidiary in Germany (TG), referred to as the "Borrowers" entered into a three-year (euro)80 million secured revolving credit facility ("Credit Facility"). The Credit Facility is available in multiple currencies, including U.S. dollars, euros and Norwegian kroner. As of December 31, 2002, (euro)15 million ($15.6 million) and NOK 80 million ($11.5 million) were outstanding under the Credit Facility at the Belgian and Norwegian operating subsidiaries (nil by the German operating subsidiary). At December 31, 2002, (euro)52 million ($54 million) was available for future working capital requirements and general corporate purposes of the Borrowers. Borrowings bear interest at the applicable interbank market rate plus 1.75%. As of December 31, 2002, the interest rate was 4.80% and 8.86% on the euro and Norwegian kroner borrowings, respectively, and the weighted average interest rate was 6.51%.

        The Credit Facility is collateralized by accounts receivable and inventory of the Borrowers, plus a limited pledge of certain other assets of the Company. The Credit Facility contains, among others, various restrictive covenants, including restrictions on incurring liens, asset sales, additional financial indebtedness, mergers, investments and acquisitions, transactions with affiliates and dividends. KEU and TG are unconditionally jointly and severally liable for any and all outstanding borrowings under the Credit Facility. The parent company of TAS and TIA, Kronos Norge A/S, is jointly and severally liable for any and all outstanding borrowings under the Credit Facility to the extent permitted by Norwegian law. The Company has a (euro)5 million sub-limit for issuing letters of credit with (euro)1.8 million ($1.8 million) letters of credit issued at December 31, 2002. The Borrowers were in compliance with all the covenants as of December 31, 2002.

        Deferred financing costs of $1.4 million for the Credit Facility ($1.0 million paid by the Company, with the remaining $.4 million paid by the German operating subsidiary) are being amortized over the life of the Credit Facility and are included in other noncurrent assets as of December 31, 2002.

        Unused lines of credit available for borrowing under the Company's non-U.S. credit facilities approximated $56 million at December 31, 2002, including $54 million under the Credit Facility.

        In June 2002 KII issued (euro)285 million ($280 million when issued and $297 million at December 31, 2002) principal amount of 8.875% Senior Secured Notes (the "Notes") due 2009. The Notes are collateralized by first priority liens on 65% of the common stock or other equity interests of certain of KII's first-tier subsidiaries, including the Company. The Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts the ability of KII and its subsidiaries, including the Company, to incur debt, incur liens or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity.

        The aggregate maturities of long-term debt at December 31, 2002 are shown in the table below.

                                                                      Amount
                                                                  --------------
                                                                  (in thousands)
Years ending December 31,
-------------------------

    2003 ..................................................           $ 1,298
    2004 ..................................................               279
    2005 ..................................................            27,224
    2006 ..................................................               145
    2007 ..................................................                18
                                                                      -------

                                                                      $28,964
                                                                      =======

Note 8 - Note payable to TG:

        The short-term euro-denominated note payable to TG ((euro)19.5 million or $17.2 million at December 31, 2001) was due within one year and bore interest at EURIBOR plus 0.5% (3.84% at December 31, 2001). The note was established on June 13, 2001 for general corporate purposes. The note was repaid in full in June 2002 with proceeds from the Credit Facility and the agreement was canceled.

Note 9 - Employee benefit plans:

Company-sponsored pension plans

        The Company maintains various defined benefit pension plans covering substantially all employees. Personnel are covered by plans in their respective countries. In 2002 the Company amended its defined benefit pension plans for KEU, TAS and TIA to exclude the admission of new employees to the plans. New employees at these locations are eligible to participate in Company-sponsored defined contribution plans. The Company's expense related to the Company-sponsored defined contribution plans was not material in 2002.

        Certain actuarial assumptions used in measuring the defined benefit pension assets, liabilities and expenses are presented below.

                                                        Years ended December 31,
                                                  ------------------------------------
                                                     2002         2001         2000
                                                  ----------   ----------   ----------
                                                             (Percentages)

Discount rate .................................   5.5 to 6.0   5.8 to 6.0   6.0 to 6.0
Rate of increase in future compensation  levels   2.8 to 3.0   2.8 to 3.0   3.0 to 3.0
Long-term rate of return on plan assets .......   6.8 to 7.0   6.8 to 7.0   7.0 to 7.0

        Plan assets are comprised primarily of investments in corporate equity and debt securities, short-term investments, mutual funds and group annuity contracts.

        SFAS No. 87, "Employers' Accounting for Pension Costs" requires that an additional pension liability be recognized when the unfunded accumulated pension benefit obligation exceeds the unfunded accrued pension liability. Variances from actuarially assumed rates will change the actuarial valuation of accrued pension liabilities, pension expense and funding requirements in future periods.

        The components of the net periodic defined benefit pension cost are set forth below.

                                                      Years ended December 31,
                                                    -----------------------------
                                                      2002       2001       2000
                                                    -------    -------    -------
                                                           (In thousands)

Net periodic pension cost:
    Service cost benefits .......................   $ 1,264    $ 1,154    $ 1,028
    Interest cost on projected benefit obligation
      ("PBO") ...................................     2,508      2,293      2,083
    Expected return on plan assets ..............    (2,660)    (2,613)    (2,919)
    Amortization of prior service cost ..........       223        201        238
    Amortization of net transition obligation ...       140        137        142
    Recognized actuarial losses .................       668        400        186
                                                    -------    -------    -------

                                                    $ 2,143    $ 1,572    $   758
                                                    =======    =======    =======

        The funded status of the Company's defined benefit pension plans is set forth below.

                                                               December 31,
                                                         ----------------------
                                                           2002          2001
                                                         --------      --------
                                                             (In thousands)

Change in PBO:
    Beginning of year ..............................     $ 39,317      $ 33,500
    Service cost ...................................        1,264         1,154
    Interest .......................................        2,508         2,293
    Participant contributions ......................          112           106
    Amendments .....................................         --             106
    Actuarial gain .................................       (1,371)         (596)
    Benefits paid ..................................       (2,495)       (2,475)
    Change in currency exchange rates ..............       10,726         5,229
                                                         --------      --------

        End of year ................................       50,061        39,317
                                                         --------      --------

Change in fair value of plan assets:
    Beginning of year ..............................       37,819        37,587
    Actual return on plan assets ...................          759         1,508
    Employer contributions .........................        1,011           499
    Participant contributions ......................          112           106
    Benefits paid ..................................       (2,495)       (2,475)
    Change in currency exchange rates ..............       10,118           594
                                                         --------      --------

        End of year ................................       47,324        37,819
                                                         --------      --------

Funded status at year end:
    Plan assets less than PBO ......................       (2,737)       (1,498)
    Unrecognized actuarial loss ....................       15,663        13,099
    Unrecognized prior service cost ................        3,221         2,713
    Unrecognized net transition obligation .........        1,425           382
                                                         --------      --------

                                                         $ 17,572      $ 14,696
                                                         ========      ========

Amounts recognized in the balance sheet -
  prepaid pension cost .............................     $ 17,572      $ 14,696
                                                         ========      ========

        At December 31, 2002 and 2001, none of the Company's defined benefit pension plans have accumulated benefit obligations in excess of fair value of plan assets.

Incentive bonus programs

        Certain employees are eligible to participate in the Company's various incentive bonus programs. The programs provide for annual payments, which may be in the form of cash or NL common stock. The amount of the annual payment paid to an employee, if any, is based on formulas involving the profitability of Kronos in relation to the annual operating plan and, for certain employees, individual performance.

Note 10 - Other income, net:

                                                       Years ended December 31,
                                                     ---------------------------
                                                      2002       2001       2000
                                                     -----      -----      -----
                                                           (In thousands)

Currency transaction gains (losses), net .......     $ 399      $(191)     $   3
Trade interest income ..........................       231        249        131
Disposition of property and equipment ..........      (239)        12          7
Other, net .....................................       176        420        387
                                                     -----      -----      -----

                                                     $ 567      $ 490      $ 528
                                                     =====      =====      =====

Note 11 - Other items:

        Advertising costs are expensed as incurred and were $.1 million in each of 2002 and 2001 and nil in 2000.

        Research, development and certain sales technical support costs are expensed as incurred and approximated $.3 million in each of 2002 and 2001 and $.1 million in 2000.

        Interest capitalized in connection with long-term capital projects was nil in each of 2002, 2001 and 2000.

Note 12 - Income taxes:

        The components of (i) income from continuing operations before income taxes ("pretax income"), (ii) the difference between the provision for income taxes attributable to pretax income and the amounts that would be expected using the Danish statutory income tax rate of 30% in 2002, 2001 and 32% in 2000, (iii) the provision for income taxes and (iv) the comprehensive tax provision are presented below.

..                                                   Years ended December 31,
                                              --------------------------------
                                                2002        2001        2000
                                              --------    --------    --------
                                                      (In thousands)
Pretax income (loss):
    Denmark ................................   $    207    $    (71)   $     82
    Non-Denmark ............................     14,515      28,884      42,565
                                               --------    --------    --------

                                               $ 14,722    $ 28,813    $ 42,647
                                               ========    ========    ========

Expected tax expense .......................   $  4,417    $  8,644    $ 13,647
Non-Denmark tax rates ......................        650       1,170       1,694
Valuation allowance ........................        658        --          --
Rate change adjustment of deferred taxes ...     (2,332)       --          --
Other, net .................................        (15)        560        (195)
                                               --------    --------    --------

        Income tax expense .................   $  3,378    $ 10,374    $ 15,146
                                               ========    ========    ========

Provision for income taxes:
    Current income tax expense:
        Denmark ............................   $     48    $   --      $     58
        Non-Denmark ........................      5,341      10,499      15,764
                                               --------    --------    --------

                                                  5,389      10,499      15,822
                                               --------    --------    --------

    Deferred income tax expense (benefit):
        Denmark ............................         (1)        540        (227)
        Non-Denmark ........................     (2,010)       (665)       (449)
                                               --------    --------    --------

                                                 (2,011)       (125)       (676)
                                               --------    --------    --------

                                               $  3,378    $ 10,374    $ 15,146
                                               ========    ========    ========

Comprehensive provision for income
  taxes allocable to:
    Pretax income ..........................   $  3,378    $ 10,374    $ 15,146
    Other comprehensive loss - currency
      translation adjustment ...............       --          --          --
                                               --------    --------    --------

                                               $  3,378    $ 10,374    $ 15,146
                                               ========    ========    ========

        The components of the net deferred tax liability are summarized below.

                                                                  December 31,
                                                   --------------------------------------------
                                                           2002                   2001
                                                   ---------------------    -------------------
                                                       Deferred tax            Deferred tax
                                                   ---------------------    -------------------
                                                    Assets    Liabilities   Assets  Liabilities
                                                   --------   -----------   ------  -----------
                                                                 (In thousands)

Tax effect of temporary differences relating to:
    Inventories ................................   $     16    $ (1,581)   $     33    $ (1,562)
    Property and equipment .....................        105     (17,146)         67     (15,979)
    Prepaid pension cost .......................       --        (5,040)       --        (4,204)
    Accrued liabilities and other deductible
      differences ..............................        771        --           635        --
    Other taxable differences ..................       --        (7,643)       --        (6,390)
Valuation allowance ............................       (658)       --          --          --
                                                   --------    --------    --------    --------

        Gross deferred tax assets (liabilities)         234     (31,410)        735     (28,135)

Reclassification, principally netting by tax
  jurisdiction .................................       (218)        218        (702)        702
                                                   --------    --------    --------    --------

        Net total deferred tax assets
          (liabilities) ........................         16     (31,192)         33     (27,433)
        Net current deferred tax assets
          (liabilities) ........................         16      (1,498)         33      (1,480)
                                                   --------    --------    --------    --------

        Net noncurrent deferred tax liabilities    $   --      $(29,694)   $   --      $(25,953)
                                                   ========    ========    ========    ========

        Changes in the Company's deferred income tax valuation allowance are summarized below:

                                                     Years ended December 31,
                                                  ------------------------------
                                                    2002      2001       2000
                                                  --------  --------   --------
                                                          (In thousands)


Balance at beginning of year ...................    $--     $    --    $    --
Increase in certain deductible temporary
  differences which the Company believes
  do not meet the "more-likely-than-not"
  recognition criteria .........................     658         --         --
                                                    ----    ---------  ---------

Balance at end of year .........................    $658    $    --    $    --
                                                    ====    =========  =========

        The Company's tax returns in Belgium and Norway are being examined and tax authorities have proposed or may propose tax deficiencies, including penalties and interest.

        A reduction in the Belgian income tax rate from 40.17% to 33.99%, enacted in December 2002, became effective January 1, 2003. The reduction in the Belgian income tax rate resulted in a $2.3 million decrease in deferred income tax expense in the fourth quarter of 2002 due to a reduction of the Company's deferred income tax liabilities related to certain Belgian temporary differences.

        The Company has received a notification from the Norwegian tax authorities of their intent to assess tax deficiencies of approximately NOK 12.2 million ($1.7 million at December 31, 2002) relating to 1998 through 2000. The Company has objected to this proposed assessment in a written response to the Norwegian tax authorities.

        The Company has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately (euro)10.4 million ($10.8 million at December 31, 2002). The Company has filed protests to the assessments for the years 1991 to 1997. The Company is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments is without merit.

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

Note 13 - Related party transactions:

        The  Company  may be deemed  to be  controlled  by  Harold  C.  Simmons.
Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, tax sharing agreements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly held minority equity interest in another related party. While no transactions of the type described above are planned or proposed with respect to the Company other than as set forth in these financial statements, the Company from time to time considers, reviews and evaluates such transactions and understands that Contran, Valhi, NL, Kronos, KII and related entities consider, review and evaluate, such transactions. Depending upon the business, tax and other objectives then relevant, and restrictions under the KII indenture, the Credit Facility, and other agreements, it is possible that the Company might be a party to one or more such transactions in the future.

        The Company is a party to a cost sharing agreement with Kronos and KII whereby Kronos and KII provide certain management, financial, insurance and administrative services to the Company on a fee basis. The Company's expense was approximately $1.9 million in 2002, and $1.4 million in both 2001 and 2000.

        The Company is also party to master global insurance coverage policies with NL with regard to property, business interruption, excess liability, and other coverages. The costs associated with these policies aggregated $1.3 million, $1.1 million and $.7 million in 2002, 2001 and 2000, respectively.

        Intercompany sales to (purchases from) affiliates of TiO2 are summarized in the following table.

                                                        Years ended December 31,
                                                   --------------------------------
                                                     2002        2001        2000
                                                   --------    --------    --------
                                                            (In thousands)

Sales to:
    TG .........................................   $ 30,077    $ 42,843    $ 34,565
    Kronos Limited ("KUK") .....................     17,148      14,962      17,988
    Kronos (US), Inc. ("KUS") ..................     13,189      10,883      12,316
    Societe Industrielle du Titane, S.A. ("SIT")      8,924       7,158       8,700
    Kronos Canada, Inc. ("KC") .................      3,231       2,587       4,885
                                                   --------    --------    --------

                                                   $ 72,569    $ 78,433    $ 78,454
                                                   ========    ========    ========

Purchases from:
    TG .........................................   $(29,706)   $(31,619)   $(24,496)
    KUS ........................................     (2,553)     (1,177)     (3,827)
    KC .........................................       (170)       --           (11)
                                                   --------    --------    --------

                                                   $(32,429)   $(32,796)   $(28,334)
                                                   ========    ========    ========

        Sales of ilmenite to TG were $13.4 million in 2002, $7.3 million in 2001 and $9.9 million in 2000.

        KUS purchases the rutile and slag feedstock used as a raw material in all of the Company's chloride process TiO2 facilities. The Company purchases such feedstock from KUS for use in its facilities for an amount equal to the amount paid by KUS to the third-party supplier plus a 2.5% administrative fee. Such feedstock purchases were $32.9 million in 2002, $31.6 million in 2001 and $28.5 million in 2000.

        Interest income from affiliates related to the note receivable from KII was nil in 2002 and 2001 and $2.2 million in 2000. Interest expense to affiliates related to the note payable to TG was $.3 million in 2002, $.5 million in 2001 and nil in 2000. Included in other affiliate income and other affiliate expense was other affiliate interest income/expense, factoring fees and service fees.

        Royalties paid to KII for use of certain of KII's intellectual property totaled $8.6 million in 2002, $8.2 million in 2001 and $9.0 million in 2000, and was included as a component of cost of sales.

        Net amounts currently receivable from (payable to) affiliates are summarized in the following table.

                                                            December 31,
                                                   -----------------------------
                                                     2002                2001
                                                   --------            --------
                                                           (In thousands)

Receivable from:
    TG .................................           $   --              $    228
    SIT ................................                684                 387
    KUK ................................              1,348                 328
    KC .................................                295                  34
                                                   --------            --------

                                                   $  2,327            $    977
                                                   ========            ========

Payable to:
    KII ................................           $ (3,450)           $ (3,592)
    KUS ................................             (7,437)             (1,762)
    TG .................................            (14,489)               --
    Other affiliates ...................                (17)                (81)
                                                   --------            --------

                                                   $(25,393)           $ (5,435)
                                                   ========            ========

        Net amounts between the Company, KUS, TG, SIT, KUK and KC were generally related to product purchases and sales, and with respect to the payable to TG, primarily accounts receivable factoring fees. See Notes 3 and 14 for discussion of accounts receivable factoring and notes receivable from affiliates.

Note 14 - Capital stock and notes receivable from affiliates:

Common stock options

        The NL Industries, Inc. 1998 Long-Term Incentive Plan ("NL Option Plan") provides for the discretionary grant of restricted common stock, stock options, stock appreciation rights ("SARs") and other incentive compensation to officers and other key employees of the Company. Although certain stock options granted pursuant to a similar plan which preceded the NL Option Plan ("Predecessor Option Plan") remain outstanding at December 31, 2002, no additional options may be granted under the Predecessor Option Plan.

        Up to five million shares of NL common stock may be issued pursuant to the NL Option Plan and, at December 31, 2002, 3,651,000 shares were available for future grants. The NL Option Plan provides for the grant of options that qualify as incentive options and for options which are not so qualified. Generally, stock options and SARs (collectively, "options") are granted at a price equal to or greater than 100% of the market price at the date of grant, vest over a five year period and expire ten years from the date of grant. Restricted stock, forfeitable unless certain periods of employment are completed, is held in escrow in the name of the grantee until the restriction period expires. No SARs have been granted under the NL Option Plan.

        Changes in outstanding options granted to employees of the Company pursuant to the NL Option Plan and the Predecessor Option Plan are summarized in the table below.

                                                       Exercise price     Amount
                                                         per share       payable
                                                      ----------------     upon
                                            Shares     Low       High    exercise
                                            -----     ------    ------   --------
                                          (In thousands, except per share amounts)

Outstanding at December 31, 1999 .......       24     $ 8.69    $17.97    $ 329

    Granted ............................       16      14.25     14.25      221
    Exercised ..........................       (4)      8.69     14.25      (46)
                                               --     ------    ------    -----

Outstanding at December 31, 2000 .......       36      11.28     17.97      504

    Granted ............................       20      20.11     20.11      402
                                               --     ------    ------    -----

Outstanding at December 31, 2001 .......       56      11.28     20.11      906

    Exercised ..........................       (1)     14.25     14.25       (8)
                                               --     ------    ------    -----

Outstanding at December 31, 2002 .......       55     $11.28    $20.11    $ 898
                                               ==     ======    ======    =====

        At December 31, 2002, 2001 and 2000 options to purchase 21,400, 11,800 and 6,000 shares, respectively, were exercisable and options to purchase 14,100 shares become exercisable in 2003. Of the exercisable options, options to purchase 15,400 shares at December 31, 2002 had exercise prices less than NL's December 31, 2002 quoted market price of $17.00 per share. Outstanding options at December 31, 2002 expire at various dates through 2011, with a weighted-average remaining life of eight years.

        The pro forma information required by SFAS No. 123 is based on an estimation of the fair value of options issued subsequent to January 1, 1995. See Note 2. No options were granted in 2002. The weighted-average fair values of options granted during 2001 and 2000 were $7.52 and $4.83 per share, respectively. The fair values of employee stock options were calculated using the Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 2001 and 2000: stock price volatility of 46% and 48% in 2001 and 2000, respectively; risk-free rate of return of 5% in 2001 and 2000; dividend yield of 4.0% in 2001 and 4.9% in 2000; and an expected term of 9 years in 2001 and 2000. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Notes receivable from affiliates

        The Company exchanged its 52.66% investment in KWS for a $142.3 million ((euro)140.9 million) note receivable from KII in December 1999. In 2000 the note receivable from KII was distributed to KII in a noncash transaction and was subsequently canceled. This note receivable from affiliate was included as a component of equity in accordance with GAAP as settlement of this affiliate note receivable balance was not currently contemplated within the foreseeable future.

Note 15 - Commitments and contingencies:

Leases

        The Company leases, pursuant to operating leases, various manufacturing and office space and transportation equipment. Most of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases management expects that, in the normal course of business, leases will be renewed or replaced by other leases.

        Net rent expense aggregated $2 million in 2002 and $1 million in each of 2001 and 2000. At December 31, 2002, minimum rental commitments under the terms of noncancellable operating leases were as follows:

                                                      Real Estate        Equipment
                                                      -----------        ---------
                                                             (In thousands)

Years ending December 31,
    2003 .....................................           $  261           $  302
    2004 .....................................              265              278
    2005 .....................................              219              172
    2006 .....................................              194              102
    2007 .....................................              199                8
    2008 and thereafter ......................              256             --
                                                         ------           ------

                                                         $1,394           $  862
                                                         ======           ======

Purchase commitments

        KUS has long-term supply contracts that provide for certain affiliates' chloride feedstock requirements through 2003. The Company and certain of its affiliates purchase chloride feedstock underlying these long-term supply contracts from KUS. See Note 13. The agreements require KUS to purchase certain minimum quantities of feedstock with average minimum annual purchase commitments aggregating approximately $156 million.

Environmental, product liability and litigation matters

        The Company's operations are governed by various environmental laws and regulations. Certain of the Company's businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of the Company have the potential to cause environmental or other damage. The Company has implemented and continues to implement various policies and programs in an effort to minimize these risks. The policy of the Company is to maintain compliance with applicable foreign environmental laws and regulations at all of its facilities and to strive to improve its environmental performance. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect the Company's production, handling, use, storage, transportation, sale or disposal of such substances as well as the Company's consolidated financial position, results of operations or liquidity.

        The Company's production facilities operate in an environmental regulatory framework in which governmental authorities typically are granted broad discretionary powers which allow them to issue operating permits required for the plants to operate. The Company believes all of its plants are in substantial compliance with applicable environmental laws.

        Although the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory base is provided by the European Union (the "EU"). Belgium is a member of the EU and follows its initiatives. Norway, although not a member, generally patterns its environmental regulatory actions after the EU. The Company believes that it has all required permits and is in substantial compliance with applicable EU requirements, including EU Directive 92/112/EEC regarding establishment of procedures for reduction and eventual elimination of pollution caused by waste from the TiO2 industry.

        The Company landfills waste generated at the Langerbrugge, Belgium plant and mine tailings waste generated at the facility in Norway. The Company maintains reserves, as required under GAAP, to cover the anticipated cost of closure of these landfills, which were approximately $.5 million as of December 31, 2002. The requirements for landfills are expected to increase in the future in view of recently adopted EU requirements.

        The Company's Belgian subsidiary and various of its Belgian employees are the subject of an investigation by Belgian authorities relating to an accident resulting in two fatalities that occurred in its Langerbrugge, Belgium facility in October 2000. The investigation stage, which could ultimately result in civil and criminal sanctions against the Company, was completed in 2002. In April 2003 the Belgian authorities are expected to announce if the Company or any of its employees will be prosecuted.

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

Concentrations of credit risk

        Sales of TiO2 accounted for approximately 77% , 80% and 85% of net sales during 2002, 2001 and 2000, respectively. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process). TiO2 is generally sold to the paint, plastics and paper, as well as fibers, rubber, ceramics, inks and cosmetics markets. Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 1,000 customers, with the top ten external customers approximating 28% of net sales in 2002, 30% of net sales in 2001 and 25% of net sales in 2000. Approximately 80% of the Company's TiO2 sales by volume were to Europe in each of 2002, 2001 and 2000. Approximately 10% of sales by volume were to North America in each of 2002, 2001 and 2000.

Note 16 - Financial instruments:

        Summarized below is the estimated fair value and related net carrying value of the Company's financial instruments.

                                                          December 31,
                                          ------------------------------------------
                                                   2002                   2001
                                          -------------------     ------------------
                                          Carrying      Fair      Carrying     Fair
                                           Amount       Value      Amount      Value
                                          --------      -----     --------     -----
                                                            (In millions)

Cash, cash equivalents and noncurrent
  restricted marketable debt securities      $ 5.4      $ 5.4      $ 6.0      $ 6.0

Notes payable and long-term debt:
    Variable rate debt ................      $29.0      $29.0      $24.7      $24.7
    Note payable to TG ................       --         --         17.2       17.2


        The Company held no derivative financial instruments at December 31, 2002. At December 31, 2001, the Company had unsecured foreign currency forward contracts with KII with a notional value of approximately $1.9 million. Fair value approximated notional value as these contracts were generally of very short duration, with these specific contracts having matured in January 2002. The notional amount of these contracts represented the amount of foreign currencies to be purchased or sold at maturity and did not represent the exposure on these contracts. The Company marked the contracts to market, with gains and losses recognized in income currently. The gains and losses associated with these contracts were not material.

Note 17 - Quarterly financial data (unaudited):

                                                       Quarters ended
                                     ----------------------------------------------------
                                     March 31      June 30       Sept. 30        Dec. 31
                                     --------     --------      ---------      ----------
                                                          (In thousands)

Year ended December 31, 2002:
    Net sales ................      $ 56,444      $ 64,248      $ 62,841       $ 59,879
    Cost of sales ............        47,941        51,797        55,897         51,055
    Operating income .........         4,928         8,958         2,421          3,578
    Income before income taxes         3,842         7,787           918          2,175
    Net income (loss) ........         2,630         5,758          (140)         3,096

Year ended December 31, 2001:
    Net sales ................      $ 65,989      $ 62,742      $ 55,567       $ 49,634
    Cost of sales ............        49,609        47,562        44,265         43,863
    Operating income .........        12,358        11,318         7,436          2,394
    Income before income taxes        11,178        10,270         6,192          1,173
    Net income ...............         7,988         6,122         3,992            337