Form 10-Q
period 2003-03-31
KRONOS INTERNATIONAL INC
filed 2003-05-09
CIK 1176236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarterly period ended March 31, 2003

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
        EXCHANGE ACT OF 1934

                        Commission file number 333-100047


                           KRONOS INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)


                Delaware                                        22-2949593
----------------------------------------                    --------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)



16825 Northchase Drive, Suite 1200, Houston, Texas              77060-2544
--------------------------------------------------          --------------------
     (Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code:           (281)  423-3300
                                                            --------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes            No    X
    -------       -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes            No    X
    -------       -------

The Registrant is a wholly owned subsidiary of NL Industries, Inc. (File No. 1-640) and meets the conditions set forth in General Instructions H(1)(a) and H(1)(b) of Form 10-Q for reduced disclosure format.

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX



                                                                           Page

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements.

               Consolidated Balance Sheets -March 31, 2003
               and December 31, 2002                                        3-4

               Consolidated Statements of Income - Three months
                 ended March 31, 2003 and 2002                               5

               Consolidated Statements of Comprehensive Income
                 - Three months ended March 31, 2003 and 2002                6

               Consolidated Statement of Common Stockholder's
                 Equity - Three months ended March 31, 2003                  7

               Consolidated Statements of Cash Flows - Three
                 months ended March 31, 2003 and 2002                       8-9

               Notes to Consolidated Financial Statements                  10-16

Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      17-25

Item 3.        Quantitative and Qualitative Disclosures
                  About Market Risk                                         25

Item 4.        Controls and Procedures                                     25-26


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                            27

Item 6.        Exhibits and Reports on Form 8-K                             27

                          KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS

                             (In thousands, except per share data)



                                                           March 31,   December 31,
              ASSETS                                         2003          2002
                                                           --------    ------------

Current assets:
    Cash and cash equivalents ........................     $ 14,888     $ 15,023
    Restricted cash equivalents ......................          729         --
    Accounts and notes receivable ....................      112,075       92,493
    Receivable from affiliates .......................        5,446          972
    Refundable income taxes ..........................          567        1,718
    Inventories ......................................      135,129      143,664
    Prepaid expenses .................................        3,948        5,266
    Deferred income taxes ............................          737          695
                                                           --------     --------

        Total current assets .........................      273,519      259,831
                                                           --------     --------

Other assets:
    Prepaid pension cost .............................       17,424       17,572
    Other ............................................       13,577       16,135
                                                           --------     --------

        Total other assets ...........................       31,001       33,707
                                                           --------     --------

Property and equipment:
    Land .............................................       26,534       25,487
    Buildings ........................................      118,674      115,812
    Machinery and equipment ..........................      545,298      536,835
    Mining properties ................................       62,331       65,296
    Construction in progress .........................        7,444        7,749
                                                           --------     --------
                                                            760,281      751,179
    Less accumulated depreciation and depletion ......      439,730      433,416
                                                           --------     --------

        Net property and equipment ...................      320,551      317,763
                                                           --------     --------

                                                           $625,071     $611,301
                                                           ========     ========

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                      (In thousands, except per share data)


    LIABILITIES AND STOCKHOLDER'S EQUITY              March 31,     December 31,
                                                        2003            2002
                                                     -----------    ------------

Current liabilities:
    Current maturities of long-term debt .........   $     1,238    $     1,298
    Accounts payable and accrued liabilities .....        89,333         93,563
    Payable to affiliates ........................          --           21,430
    Income taxes .................................         5,406          5,845
    Deferred income taxes ........................         1,594          3,219
                                                     -----------    -----------

        Total current liabilities ................        97,571        125,355
                                                     -----------    -----------

Noncurrent liabilities:
    Long-term debt ...............................       349,021        324,608
    Deferred income taxes ........................        53,857         49,688
    Accrued pension cost .........................        20,781         21,486
    Other ........................................        13,848         12,933
                                                     -----------    -----------

        Total noncurrent liabilities .............       437,507        408,715
                                                     -----------    -----------

Minority interest ................................           418            383
                                                     -----------    -----------

Common stockholder's equity:
    Common stock - $100 par value; 100,000 shares
      authorized; 2,968 shares issued ............           297            297
    Additional paid-in capital ...................     1,944,185      1,944,185
    Accumulated deficit ..........................    (1,707,105)    (1,721,859)
    Accumulated other comprehensive loss:
        Currency translation adjustment ..........      (141,052)      (139,025)
        Pension liabilities ......................        (6,750)        (6,750)
                                                     -----------    -----------

        Total common stockholder's equity ........        89,575         76,848
                                                     -----------    -----------

                                                     $   625,071    $   611,301
                                                     ===========    ===========

Commitments and contingencies (Note 11)

          See accompanying notes to consolidated financial statements.
                                      -4-

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (In thousands)

                                                            Three months ended
                                                                  March 31,
                                                           ---------------------
                                                             2003        2002
                                                           ---------   ---------

Revenues and other income (loss):
    Net sales ..........................................   $ 178,197   $ 139,569
    Interest income from affiliates ....................        --         8,895
    Other income (loss), net ...........................       2,032        (205)
                                                           ---------   ---------

                                                             180,229     148,259
                                                           ---------   ---------

Costs and expenses:
    Cost of sales ......................................     130,770     110,723
    Selling, general and administrative ................      20,495      16,668
    Interest ...........................................       7,910         700
    Interest expense to affiliates .....................          64       9,774
                                                           ---------   ---------

                                                             159,239     137,865

        Income before income taxes and minority interest      20,990      10,394

Income tax expense .....................................       6,212       2,402
                                                           ---------   ---------

        Income before minority interest ................      14,778       7,992

Minority interest ......................................          24          10
                                                           ---------   ---------

        Net income .....................................      14,754       7,982

Dividends and accretion applicable to redeemable
  preferred stock and profit participation certificates         --       (73,442)
                                                           ---------   ---------

Net income (loss) available to common stock ............   $  14,754   $ (65,460)
                                                           =========   =========

          See accompanying notes to consolidated financial statements.
                                      -5-

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                              Three months ended
                                                                   March 31,
                                                             --------------------
                                                               2003        2002
                                                             --------    --------

Net income ...............................................   $ 14,754    $  7,982
                                                             --------    --------

Other comprehensive loss - currency translation adjustment     (2,027)       (398)
                                                             --------    --------

            Comprehensive income .........................   $ 12,727    $  7,584
                                                             ========    ========

          See accompanying notes to consolidated financial statements.
                                      -6-

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF COMMON STOCKHOLDER'S EQUITY

                        Three months ended March 31, 2003

                                 (In thousands)


                                                                               Accumulated other
                                                                              comprehensive loss
                                                                          --------------------------      Total
                                              Additional                    Currency                      common
                                  Common        paid-in    Accumulated    translation      Pension     stockholder's
                                   stock        capital      deficit       adjustment    liabilities      equity
                               -----------   -----------   -----------    -----------    -----------   -------------

Balance at December 31, 2002   $       297   $ 1,944,185   $(1,721,859)   $  (139,025)   $    (6,750)   $    76,848
Net income .................          --            --          14,754           --             --           14,754
Other comprehensive loss ...          --            --            --           (2,027)          --           (2,027)
                               -----------   -----------   -----------    -----------    -----------    -----------

Balance at March 31, 2003 ..   $       297   $ 1,944,185   $(1,707,105)   $  (141,052)   $    (6,750)   $    89,575
                               ===========   ===========   ===========    ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.
                                      -7-

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2003 and 2002

                                 (In thousands)



                                                             2003        2002
                                                           --------    --------

Cash flows from operating activities:
    Net income .........................................   $ 14,754    $  7,982
    Depreciation, depletion and amortization ...........      8,120       6,313
    Noncash currency transaction loss ..................       --         2,288
    Noncash interest income from affiliates ............       --        (8,895)
    Noncash interest expense to affiliates .............       --         4,107
    Noncash interest expense ...........................        464        --
    Deferred income taxes ..............................      3,488       1,087
    Minority interest ..................................         24          10
    Net  loss from disposition of property and equipment         61          47
    Pension, net .......................................     (1,319)       (293)
                                                           --------    --------

                                                             25,592      12,646

Change in assets and liabilities:
    Accounts and notes receivable ......................    (17,809)    (12,957)
    Insurance receivable ...............................       --        10,909
    Inventories ........................................     11,066      12,594
    Prepaid expenses ...................................      1,365        (660)
    Accounts payable and accrued liabilities ...........     (5,461)     (5,147)
    Income taxes .......................................        904        (538)
    Accounts with affiliates ...........................    (26,153)       (921)
    Other, net .........................................        779       1,472
                                                           --------    --------

        Net cash (used) provided by operating activities     (9,717)     17,398
                                                           --------    --------

Cash flows from investing activities:
    Capital expenditures ...............................     (5,613)     (4,782)
    Change in restricted cash equivalents ..............       (779)       --
    Proceeds from disposition of property and equipment          42          27
                                                           --------    --------

        Net cash used by investing activities ..........     (6,350)     (4,755)
                                                           --------    --------

                          KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                          Three months ended March 31, 2003 and 2002

                                        (In thousands)


                                                             2003        2002
                                                           --------    --------

Cash flows from financing activities:
    Indebtedness:
        Borrowings .....................................   $ 16,106    $   --
        Principal payments .............................       (342)       (263)
    Repayments of loans from affiliates ................       --       (25,000)
    Other capital transactions with affiliates, net ....       --        25,000
                                                           --------    --------

    Net cash provided (used) by financing activities ...     15,764        (263)
                                                           --------    --------

Cash and cash equivalents:
    Net change from:
        Operating, investing and financing activities ..       (303)     12,380
        Currency translation ...........................        168        (263)
                                                           --------    --------
                                                               (135)     12,117

    Balance at beginning of period .....................     15,023      30,343
                                                           --------    --------

    Balance at end of period ...........................   $ 14,888    $ 42,460
                                                           ========    ========


Supplemental disclosures - cash paid for:
    Interest ...........................................   $    702    $  1,975
    Income taxes .......................................   $  1,820    $  1,853



          See accompanying notes to consolidated financial statements.
                                      -9-

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

        Kronos International, Inc. ("KII") is incorporated in the state of Delaware, U.S.A., with its seat of management in Leverkusen, Germany. KII is a wholly owned subsidiary of Kronos, Inc. ("Kronos"), a wholly owned subsidiary of NL Industries, Inc. ("NL"). NL conducts its titanium dioxide pigments ("TiO2") operations through Kronos. KII conducts Kronos' European TiO2 operations. At March 31, 2003, Valhi, Inc., ("Valhi") and its subsidiaries held approximately 85% of NL's outstanding common stock, and Contran Corporation ("Contran") and its subsidiaries held approximately 90% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board of each of Contran, Valhi and NL, may be deemed to control each of such companies and KII.

        KII's operations are conducted primarily through its German, Belgian and Norwegian subsidiaries with three TiO2 plants in Germany, one TiO2 plant in Belgium and one TiO2 plant and an ilmenite ore mining operation in Norway. KII also operates TiO2 sales and distribution facilities in England, France, Denmark and the Netherlands. Prior to April 30, 2002, KII also conducted operations in Canada through Kronos Canada, Inc. ("KC"), its wholly owned subsidiary.
Effective April 30, 2002, in anticipation of a proposed debt securities offering, KII sold 100% of KC's capital stock to Kronos in exchange for a promissory note receivable in the amount of $217 million bearing interest of 7.87% per annum with a maturity date of April 30, 2012. KII has accounted for the disposition of KC as a change in accounting entity. Accordingly, KII's consolidated financial statements have been retroactively restated to exclude the results of operations and cash flows of KC for all periods presented. KII's cash dividends received from KC and cash capital contributions to KC prior to April 30, 2002 are reflected as part of "other capital transactions with affiliates, net" in the accompanying consolidated statement of cash flows.

        The consolidated balance sheet of KII and its majority owned-subsidiaries (collectively, the "Company") at December 31, 2002 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2003 and the consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the interim periods ended March 31, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") have been condensed or omitted. Certain prior-year amounts have been reclassified to conform to the current year presentation. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Annual Report").

        While the Company has not issued any stock options to purchase KII's common stock, certain employees of the Company have been granted options by NL to purchase NL common stock. The Company has elected the disclosure alternative prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and to account for its stock-based employee compensation related to these NL stock options in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. During the fourth quarter of 2002, NL, including the Company, commenced accounting for its stock options using the variable accounting method, which requires the intrinsic value of all unexercised stock options (including those with an exercise price at least equal to the market price on the date of grant) to be accrued as an expense, with subsequent increases (decreases) in NL's market price resulting in additional compensation expense (income). Net compensation income recognized by the Company in accordance with APBO No. 25 in the first quarter of 2003 was $.2 million and net compensation cost recognized by the Company in the first quarter of 2002 was nil. The Company pays NL when stock options are exercised by employees of the Company in an amount equal to the intrinsic value of the options on the date of exercise.

        The following table illustrates the effect on net income (loss) available to common stock if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                        Three months ended March 31,
                                                        ----------------------------
                                                             2003        2002
                                                           --------    --------
                                                         (In thousands, except per
                                                                share amounts)

Net income (loss) available to common stock  - as
  reported .............................................   $ 14,754    $(65,460)
Deduct:  Stock-based compensation income, net of
  tax, included in reported net income .................       (180)       --
Deduct:  Stock-based compensation cost, net of tax,
  determined under fair value based method for all
  awards ...............................................        (34)        (78)
                                                           --------    --------

Net income (loss) available to common stock - pro forma    $ 14,540    $(65,538)
                                                           ========    ========

        The Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 is recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its future value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement.

        Under the transition provisions of SFAS No. 143, at the date of adoption on January 1, 2003 the Company recognized (i) an asset retirement cost capitalized as an increase to the carrying value of its property, plant and equipment, (ii) accumulated depreciation on such capitalized cost and (iii) a liability for the asset retirement obligation. Amounts resulting from the initial application of SFAS No. 143 were measured using information, assumptions and interest rates all as of January 1, 2003. The amount recognized as the asset retirement cost was measured as of the date the asset retirement obligation was incurred. Cumulative accretion on the asset retirement obligation, and accumulated depreciation on the asset retirement cost, were recognized for the time period from the date the asset retirement cost and liability would have been recognized had the provisions of SFAS No. 143 been in effect at the date the liability was incurred, through January 1, 2003. The difference between the amounts recognized as described above and the associated amounts recognized in the Company's balance sheet as of December 31, 2002 was recognized as a cumulative effect of change in accounting principle as of January 1, 2003. The effect of adopting SFAS No. 143 as of January 1, 2003, as summarized in the table below, did not have a material effect on the Company's consolidated financial position, results of operations or liquidity, and is not separately recognized in the accompanying statement of income.

                                                                          Amount
                                                                          ------
                                                                       (In millions)

Increase in carrying value of net property, plant and equipment:
    Cost ................................................................   $.4
    Accumulated depreciation ............................................   (.1)
Decrease  in  liabilities  previously  accrued  for
  closure and  post  closure activities .................................    .3
Asset retirement obligation recognized ..................................   (.6)
                                                                            ---

        Net impact ......................................................   $--
                                                                            ===

        At March 31, 2003, the asset retirement obligation was approximately $.6 million and was included in other noncurrent liabilities. Accretion expense on the asset retirement obligation during the first quarter of 2003, included in cost of sales, was not material. If the Company had adopted SFAS No. 143 as of January 1, 2002, the asset retirement obligation would have been approximately $.5 million at each of January 1, 2002 and March 31, 2002, and the effect on the Company's reported net income for the three months ended March 31, 2002 would not have been material.

Note 2 - Business segment information:

        The Company's operations are conducted in one operating business segment
- activities associated with the production and sale of TiO2.

                                                             Three months ended
                                                                   March 31,
                                                           ----------------------
                                                             2003         2002
                                                                (In thousands)

Net sales ..............................................   $ 178,197    $ 139,569
Other income, excluding corporate ......................       2,032        2,083
                                                           ---------    ---------
                                                             180,229      141,652

Cost of sales ..........................................     130,770      110,723
Selling, general and administrative, excluding corporate      20,495       16,668
                                                           ---------    ---------

        Operating income ...............................      28,964       14,261

General corporate income (expense):
    Currency transaction loss, net .....................        --         (2,288)
    Interest expense ...................................      (7,910)        (700)
    Interest expense to affiliates .....................         (64)      (9,774)
    Interest income from affiliates ....................        --          8,895
                                                           ---------    ---------

        Income before income taxes and minority interest   $  20,990    $  10,394
                                                           =========    =========

Note 3 - Accounts and notes receivable:

                                                      March 31,      December 31,
                                                        2003            2002
                                                      ---------      ------------
                                                            (In thousands)

Trade receivables ..............................      $ 107,038       $  83,929
Insurance claims receivable ....................            311             312
Recoverable VAT and other receivables ..........          6,709          10,159
Allowance for doubtful accounts ................         (1,983)         (1,907)
                                                      ---------       ---------

                                                      $ 112,075       $  92,493
                                                      =========       =========

Note 4 - Inventories:

                                                     March 31,        December 31,
                                                       2003              2002
                                                     --------         ------------
                                                            (In thousands)

Raw materials ............................           $ 26,174           $ 36,960
Work in process ..........................             15,945             14,009
Finished products ........................             67,819             67,469
Supplies .................................             25,191             25,226
                                                     --------           --------

                                                     $135,129           $143,664
                                                     ========           ========

Note 5 - Other noncurrent assets:

                                                           March 31,    December 31,
                                                             2003          2002
                                                           ---------    ------------
                                                               (In thousands)

Deferred financing costs ...........................       $ 9,719       $ 9,879
Restricted marketable debt securities ..............         1,940         2,492
Unrecognized net pension obligations ...............           292           292
Other ..............................................         1,626         3,472
                                                           -------       -------

                                                           $13,577       $16,135
                                                           =======       =======

Note 6 - Accounts payable and accrued liabilities:

                                                       March 31,       December 31,
                                                         2003              2002
                                                       ---------       ------------
                                                             (In thousands)

Accounts payable ...........................           $34,843           $49,630
                                                       -------           -------
Accrued liabilities:
    Employee benefits ......................            21,533            20,131
    Interest ...............................             7,038               217
    Other ..................................            25,919            23,585
                                                       -------           -------

                                                        54,490            43,933
                                                       -------           -------

                                                       $89,333           $93,563
                                                       =======           =======

Note 7 - Long-term debt:

                                                          March 31,    December 31,
                                                            2003          2002
                                                          ---------    ------------
                                                              (In thousands)

8.875% Senior Secured Notes, (euro)285 million
  principal amount .................................      $305,691      $296,942
Revolving credit facility ..........................        43,098        27,077
Other ..............................................         1,470         1,887
                                                          --------      --------
                                                           350,259       325,906
Less current maturities ............................         1,238         1,298
                                                          --------      --------

                                                          $349,021      $324,608
                                                          ========      ========

        In March 2003 the Company borrowed (euro)15.0 million ($16.1 million when borrowed) under the revolving credit facility. In April 2003 the Company repaid NOK 80 million (approximately $11 million when repaid) under the revolving credit facility.

Note 8 - Other noncurrent liabilities:

                                                         March 31,       December 31,
                                                           2003             2002
                                                         ---------       ------------
                                                              (In thousands)

Insurance claims and expenses ..................         $ 1,141         $   889
Employee benefits ..............................           4,131           4,025
Environmental costs ............................           5,999           5,921
Other ..........................................           2,577           2,098
                                                         -------         -------

                                                         $13,848         $12,933
                                                         =======         =======

Note 9 - Other income (loss), net:

                                                           Three months ended
                                                               March 31,
                                                        ----------------------
                                                        2003             2002
                                                        -------        -------
                                                            (In thousands)


Currency transaction gain (loss), net ............       $    93        $(1,668)
Royalty income ...................................         1,748          1,287
Trade interest income ............................           150            213
Disposition of property and equipment ............           (61)           (47)
Other, net .......................................           102             10
                                                         -------        -------

                                                         $ 2,032        $  (205)
                                                         =======        =======

        Net currency transaction losses in the first quarter of 2002 included $2.3 million of noncash losses associated with the Company's dollar-denominated notes payable to affiliates which were repaid in June 2002.

        The Company receives royalty income from KC for use of certain of the Company's intellectual property.

Note 10 - Income taxes:

        The difference between the provision for income tax expense attributable to income before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.

                                                             Three months ended
                                                                  March 31,
                                                            -------------------
                                                              2003        2002
                                                            -------     -------
                                                                (In thousands)

Expected tax expense ...................................    $ 7,347     $ 3,638
Non-U.S. tax rates .....................................       (451)       (323)
Valuation allowance ....................................       (679)       (125)
Currency transaction losses for which no income tax
  benefit is recognized ................................       --           801
Other, net .............................................         (5)     (1,589)
                                                            -------     -------

        Income tax expense .............................    $ 6,212     $ 2,402
                                                            =======     =======

Note 11 - Commitments and contingencies:

        For descriptions of certain legal proceedings, income tax and other commitments and contingencies related to the Company, reference is made to (i) Management's Discussion and Analysis of Financial Condition and Results of Operations, (ii) Part II, Item 1 "Legal Proceedings," and (iii) the 2002 Annual Report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

                                                        Three months ended      %
                                                            March 31,         Change
                                                        -------------------   ------
                                                           2003      2002
                                                          ------    ------
                                                     (In millions, except percentages and
                                                                 metric tons)
Net sales and operating income
    Net sales .........................................   $178.2    $139.6      +28%
    Operating income ..................................   $ 29.0    $ 14.3     +103%
    Operating income margin percentage ................      16%       10%

TiO2 operating statistics
    Percent change in average selling price (in billing
      currencies) .....................................                          +9%
    Sales volume (metric tons in thousands) ...........     79.5      79.2       N/C
    Production volume (metric tons in thousands) ......     78.5      72.2       +9%

        The Company's operating income in the first quarter of 2003 increased $14.7 million or 103% from the first quarter of 2002 due to higher average selling prices and higher production volume. Compared with the fourth quarter of 2002, operating income in the first quarter of 2003 increased $17.2 million, or 146%, on higher sales and production volumes, higher average selling prices and lower operating costs.

        KII's average selling price in billing currencies (which excludes the effects of foreign currency translation) during the first quarter of 2003 was 9% higher than the first quarter of 2002 and 2% higher than the fourth quarter of 2002. The average selling price in billing currencies in March 2003 was comparable to the average selling price for the first quarter of 2003. The Company expects higher average selling prices in billing currencies for full-year 2003 compared to full-year 2002. The Company discloses percentage changes in its average TiO2 selling prices in billing currencies (which excludes the effects of foreign currency translation), so that such changes can be analyzed without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. When translated from billing currencies to U.S. dollars using currency exchange rates prevailing during the respective periods, KII's first-quarter 2003 average selling price in U.S. dollars was 27% higher than in the first quarter of 2002 and 8% higher than the fourth quarter of 2002.

        The Company's first quarter 2003 sales volume of 79,500 metric tons was comparable to the first quarter of 2002 and increased 24% from the fourth quarter of 2002. Compared to the fourth quarter of 2002, sales volume increased in all major markets. The Company expects its sales volume for full-year 2003 will be comparable to full-year 2002. Finished goods inventory levels at the end of the first quarter of 2003 decreased 2% from December 2002 levels and represented under two months of sales.

        The Company's first quarter 2003 production volume of 78,500 metric tons was 9% higher than the first quarter of 2002 and 14% higher than the fourth quarter of 2002. Operating rates in the first quarter of 2003 were at near full capacity compared with 96% of capacity in the first quarter of 2002 and 85% of capacity in the fourth quarter of 2002. Decreased production volume in the fourth quarter of 2002 was primarily due to maintenance stops. The Company anticipates its production volume for full-year 2003 will be higher than that of full-year 2002.

        The Company currently expects TiO2 industry demand in 2003 to increase slightly over 2002 levels. KII's TiO2 production volume in 2003 is expected to approximate KII's 2003 TiO2 sales volume. In December 2002, KII announced additional price increases in Europe which averaged approximately 8%. KII is hopeful that it will realize additional price increases during the remainder of 2003, but the extent to which KII can realize price increases will depend on market conditions and global economic recovery. Overall, the Company expects its TiO2 operating income in 2003 will be higher than 2002, primarily due to higher average TiO2 selling prices. The Company's expectations as to the future prospects of the Company and the TiO2 industry are based upon a number of factors beyond the Company's control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from the Company's expectations, the Company's results of operations could be unfavorably affected.

        Compared to the year-earlier period, cost of sales as a percentage of net sales decreased in the first quarter of 2003 primarily due to higher average selling prices in billing currencies and higher production volume. Excluding the effects of foreign currency translation, which increased the Company's expenses in the first quarter of 2003 compared to year-earlier period, the Company's selling, general and administrative expenses, excluding corporate expenses, in the first quarter of 2003 were comparable to the first quarter of 2002.

        A significant amount of KII's sales and operating costs are denominated in currencies other than the U.S. dollar. Fluctuations in the value of the U.S. dollar relative to other currencies, primarily a weaker U.S. dollar compared to the euro in the first quarter of 2003 versus the year-earlier period, increased the dollar value of sales in the first quarter of 2003 by a net $26.2 million when compared to the year-earlier period. The effect of the weaker U.S. dollar on KII's operating costs that are not denominated in U.S. dollars increased operating costs in the first quarter of 2003 compared to the year-earlier period. In addition, sales to export markets are typically denominated in U.S. dollars and a weaker U.S. dollar decreases margins on these sales at the Company's non-U.S. subsidiaries. The unfavorable margin on export sales tends to offset the favorable effect of translating local currency profits to U.S. dollars when the dollar is weaker. As a result, the net impact of currency exchange rate fluctuations was not significant in the first quarter of 2003 when compared to the first quarter of 2002.

  General corporate

        The following table sets forth certain information regarding general corporate income (expense).

                                                   Three months ended
                                                         March 31,        Difference
                                                   ------------------     ----------
                                                    2003        2002
                                                   ------      ------
                                                                (In millions)

Currency transaction loss, net .............       $   --      $ (2.3)     $  2.3
Interest expense ...........................         (7.9)        (.7)       (7.2)
Interest expense to affiliates .............          (.1)       (9.8)        9.7
Interest income from affiliates ............           --         8.9        (8.9)
                                                   ------      ------      ------

                                                   $ (8.0)     $ (3.9)     $ (4.1)
                                                   ======      ======      ======

        Interest expense to third parties in the first quarter of 2003 was $7.9 million, an increase of $7.2 million from the first quarter 2002 primarily due to higher levels of outstanding debt and associated currency effects. Interest expense to affiliates decreased $9.7 million from the first quarter of 2002 due to the repayment of loans from affiliates in June 2002 using proceeds from the Company's (euro)285 million Senior Secured Notes offering (the "Notes"). The Company expects its aggregate interest expense for full-year 2003 to be higher than full-year 2002 due to higher levels of outstanding indebtedness, offset in part by the effect of lower average rates on outstanding borrowings. As a result of the repayment of the loans from affiliates in June 2002, the Company does not expect a material amount of interest expense to affiliates in 2003.

        Interest income from affiliates decreased $8.9 million from the first quarter of 2002 due to the redemption and extinguishment of all notes receivable from affiliates in July 2002. As a result of the redemption and extinguishment of affiliate notes receivable, the Company does not expect any interest income from affiliates in 2003.

        Net corporate currency transaction losses in 2002 related to the Company's dollar-denominated, 11.75% Second-tier Senior Mirror Note payable to Kronos, Inc., which was repaid in June 2002 using a portion of the proceeds from the Notes offering. As a result of the repayment of this loan from affiliate, the Company does not expect any corporate currency transaction gains or losses in 2003.

  Provision for income taxes

        The Company's provision for income taxes for the first quarter of 2003 differs from the normally expected statutory rate due to the geographic mix of earnings and the utilization of certain tax attributes that previously did not meet the "more-likely-than-not" recognition criteria. The Company's provision for income taxes for the first quarter of 2002 differs from the normally expected statutory rate due principally to the geographic mix of earnings, currency transaction losses on which no income tax benefit was recognized and adjustment to certain other deferred tax liabilities.

  Recently adopted accounting principles

        As described in Note 1 in the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 2003 and 2002 are presented below.

                                                               Three months ended
                                                                    March 31,
                                                               ------------------
                                                                  2003      2002
                                                                -------   -------
                                                                  (In millions)

Net cash provided (used) by:
    Operating activities:
        Before changes in assets and liabilities ...........    $  25.6   $  12.6
        Changes in assets and liabilities ..................      (35.3)      4.8
                                                                -------   -------
                                                                   (9.7)     17.4
    Investing activities ...................................       (6.4)     (4.7)
    Financing activities ...................................       15.8       (.3)
                                                                -------   -------

      Net cash (used) provided by operating, investing,
        and financing activities ...........................    $   (.3)  $  12.4
                                                                =======   =======

  Operating activities

        The TiO2 industry is cyclical and changes in economic conditions within the industry significantly affect the earnings and operating cash flows of the Company. Cash flow from operations is considered the primary source of liquidity for the Company. Changes in TiO2 pricing, production volume and customer demand, among other things, could significantly affect the liquidity of the Company. Cash flow from operations, before changes in assets and liabilities, in the first three months of 2003 increased from the comparable period in 2002 primarily due to $14.7 million of higher operating income partially offset by $1.4 million of higher current tax expense. The net cash used to fund changes in the Company's inventories, receivables, payables and accounts with affiliates (excluding the effect of currency translation) in the first three months of 2003 was significantly higher than the first three months of 2002 due to higher inventory balances, decreases in accounts payable and accrued liabilities and decreases in accounts with affiliates in the first three months of 2003. Decreases in accounts with affiliates in first quarter 2003 compared with first quarter 2002 was due primarily to payments for raw materials purchases. In addition, changes in assets and liabilities in the first quarter of 2002 were favorably affected by the collection of insurance proceeds.

  Investing activities

        Capital expenditures were $5.6 million and $4.8 million in the first three months of 2003 and 2002, respectively. Capital expenditures in the first quarter of 2002 included approximately $1.2 million related to reconstruction of the Company's Leverkusen, Germany sulfate plant damaged in the March 2001 fire.

  Financing activities

        In March 2003 the Company borrowed (euro)15.0 million ($16.1 million when borrowed) under the European Credit Facility. In April 2003 the Company repaid NOK 80 million (approximately $11 million when repaid) under the European Credit Facility.

        In March 2002 the Company repaid $25 million in principal amount of affiliate indebtedness to Kronos.

        Cash flows related to capital contributions and other transactions with affiliates aggregated a net cash inflow of $25 million for the first three months of 2002. Such amounts relate principally to cash flows related to dividends or loans KII received from, or capital contributions or loans KII made to affiliates (such notes receivable from affiliates having previously been reported as a reduction of the Company's stockholder's equity, and therefore considered financing cash flows). As discussed in Note 1 of the Consolidated Financial Statements, KII transferred its Canadian operations to Kronos in April 2002, and accordingly KII no longer reports such capital transaction cash flows related to such Canadian operations subsequent to April 2002.

  Cash, cash equivalents, restricted cash and noncurrent restricted marketable debt securities and borrowing availability

        At March 31, 2003, the Company had cash and cash equivalents aggregating $14.9 million and an additional $2.7 million of restricted cash and noncurrent restricted marketable debt securities, of which $1.9 million was classified as noncurrent. Based upon expectations for the TiO2 industry and anticipated demands on cash resources as discussed herein, the Company expects to have sufficient liquidity to meet near-term obligations including operations, capital expenditures and debt service. To the extent that actual developments differ from expectations, liquidity could be adversely affected.

        Certain of the Company's subsidiaries had approximately $41 million available for borrowing at March 31, 2003 under the European Credit Facility. At March 31, 2003, the Company had approximately $48 million available for payments of dividends and other restricted payments as defined in the Notes indenture. At March 31, 2003, the Company had complied with all financial covenants governing its debt agreements.

  Income tax contingencies

        Certain of the Company's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including penalties and interest.

        The Company has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately (euro)10.4 million ($11.2 million at March 31, 2003). The Company has filed protests to the assessments for the years 1991 to 1997. The Company is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments is without merit. In April 2003 the Company received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999. The anticipated assessment, including interest, is expected to approximate (euro)12 million

($12.9 million at March 31, 2003). The Company believes the proposed assessment related to 1999 is without merit and in April 2003 filed a written response in opposition to the notification of intent to assess.

        In 2002, the Company received a notification from the Norwegian tax authorities of their intent to assess tax deficiencies of approximately NOK 12.2 million ($1.7 million at March 31, 2003) relating to 1998 through 2000. The Company has objected to this proposed assessment in a written response to the Norwegian tax authorities.

        In the first quarter of 2003, the Company was notified by the German Federal Fiscal Court (the "Court") that the Court had ruled in the Company's favor concerning a claim for refund suit in which the Company sought refunds of prior taxes paid during the periods 1990 through 1997. The Company expects to file amended German tax returns claiming such tax refunds for all years affected by the Court's decision, which is expected to result in a net refund of taxes and interest of approximately $30 million. As of March 31, 2003, the Company has not reflected this tax refund in its consolidated financial statements and expects to reflect the refund in its consolidated financial statements once certain procedural requirements are satisfied, including a review of the amended German tax returns by the German tax authorities.

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

        At March 31, 2003 the Company had the equivalent of approximately $451 million of income tax loss carryforwards in Germany with no expiration date. However, the Company has provided a deferred tax valuation allowance against substantially all of these income tax loss carryforwards because the Company currently believes they do not meet the "more-likely-than-not" recognition criteria. In 2002, the German federal government proposed certain changes to its income tax law, including certain changes that would have imposed limitations on the annual utilization of income tax loss carryforwards. Such proposal, if enacted, would have significantly affected the Company's 2003 and future income tax expense and cash tax payments. In April 2003 the German federal government passed a new tax law which does not contain the provision that would have restricted the utilization of tax loss carryforwards. Furthermore, the provisions contained in the new law are not expected to materially impact the Company's income tax expense or cash tax payments.

        At March 31, 2003, the Company had net deferred tax liabilities of $54 million. The Company operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). The Company has provided a deferred tax valuation allowance of $157 million at March 31, 2003, principally related to Germany, partially offsetting deferred tax assets which the Company believes do not currently meet the "more-likely-than-not" recognition criteria.

  Redeemable preferred stock, profit participation certificates and notes receivable from affiliates

        In July 2002 KII and Kronos agreed to a recapitalization of the Company as contemplated in the Notes offering. In connection with the recapitalization agreement, KII converted the Series A (738 shares) and Series B (647 shares) redeemable preferred stock (including liquidation and redemption preferences and accrued and unpaid dividends) held by Kronos into 1,385 shares of KII, $100 par value, common stock. As a result of the conversion, the Series A and B redeemable preferred stock certificates were canceled. Further, KII redeemed its profit participation certificates held by Kronos in exchange for various notes receivable from NL. As a result of the redemption, the profit participation certificates were canceled. Finally, KII redeemed 1,613 shares of KII common stock held by Kronos in exchange for its remaining notes receivable from NL and Kronos.

  Foreign operations

        The Company's operations are located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amount of the Company's assets and liabilities (and income and expenses) related to its non-U.S. operations, and therefore the Company's consolidated net assets, will fluctuate based upon changes in currency exchange rates. At March 31, 2003, the Company had substantial net assets denominated in the euro, Norwegian kroner and United Kingdom pound sterling.

  Environmental, product liability and litigation matters

        The Company's operations are governed by various foreign environmental laws and regulations. Certain of the Company's businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of the Company have the potential to cause environmental or other damage. The Company has implemented and continues to implement new and improve existing policies and programs in an effort to minimize these risks. The policy of the Company is to maintain compliance with applicable environmental laws and regulations at all of its facilities and to strive to improve its environmental performance. It is possible that future changes in environmental laws and enforcement policies thereunder could affect the Company's production, handling, use, storage, transportation, sale or disposal of such substances as well as adversely affect the Company's consolidated financial position, results of operations or liquidity.

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

        The Company landfills waste generated at its Nordenham, Germany and Langerbrugge, Belgium plants, and mine tailings waste generated at its facility in Norway. The Company maintains reserves, as required under GAAP, to cover the anticipated cost of closure of these landfills, which were approximately $.5 million as of March 31, 2003. These requirements for landfills are expected to increase in the future in view of recently adopted EU requirements.

        The Company is responsible for certain closure costs at landfills used and formerly used by its Leverkusen, Germany TiO2 plants. The Company has a reserve of approximately $6 million related to such landfills as of March 31, 2003.

        The Company's Belgian subsidiary and various of its Belgian employees are the subject of an investigation by Belgian authorities relating to an accident resulting in two fatalities that occurred in its Langerbrugge, Belgium facility in October 2000. The investigation stage, which could ultimately result in civil and criminal sanctions against the Company, was completed in 2002. In May 2003 the Belgian authorities are expected to announce if the Company or any of its employees will be prosecuted.

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

  Disclosure regarding forward-looking statements

        The statements contained in these Consolidated Financial Statements relating to matters that are not historical facts, including, but not limited to, statements found under the captions "Results of Operations" and "Liquidity and Capital Resources" above, are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "should," "could," "anticipates," "expects," or comparable terminology or by discussions of strategy or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties, including, but not limited to, the cyclicality of the titanium dioxide industry, global economic and political conditions, changes in global productive capacity, changes in customer inventory levels, changes in product pricing, changes in product costing, changes in foreign currency exchange rates, competitive technology positions, operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities), the ultimate resolution of NL's pending or possible future lead pigment litigation and legislative developments related to the lead paint litigation, the outcome of other litigation and tax controversies, and other risks and uncertainties included in this Quarterly Report and in the 2002 Annual Report, and the uncertainties set forth from time to time in the Company's and NL's filings with the Securities and Exchange Commission. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company and NL disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of the Company's market risks, refer to the caption "Quantitative and Qualitative Disclosures About Market Risk" in the 2002 Annual Report. There have been no material changes to the information provided that would require additional information with respect to the quarter ended March 31, 2003.

ITEM 4.        CONTROLS AND PROCEDURES

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

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Reference is made to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Environmental, product liability and litigation matters" and to the 2002 Annual Report for descriptions of previously reported legal proceedings.

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


        (b)    Reports on Form 8-K

               Reports on Form 8-K filed during the quarter ended March 31, 2003 and through the date of this report:

               May 6, 2003 - Reported Items 7 and 9.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                   KRONOS INTERNATIONAL, INC.
                                                         (Registrant)



Date:  May 9, 2003                                 By /s/ Robert D. Hardy
------------------                                    --------------------------
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




Date:  May 9, 2003


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




Date:  May 9, 2003


/s/ Robert D. Hardy
-----------------------
Robert D. Hardy
Chief Financial Officer