Form 10-Q
period 2003-06-30
KRONOS INTERNATIONAL INC
filed 2003-08-06
CIK 1176236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
-----   EXCHANGE ACT OF 1934 - For the quarterly period ended June 30, 2003

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

                        Commission file number 333-100047


                           KRONOS INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                                  22-2949593
-------------------------------                           ----------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)


5430 LBJ Freeway, Suite 1700, Dallas, Texas                     75240-2697
-------------------------------------------               ----------------------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:           (972)  233-1700
                                                          ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
    -------       ------

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes        No   X
                                         ------    ------

The Registrant is a wholly owned subsidiary of NL Industries, Inc. (File No. 1-640) and meets the conditions set forth in General Instructions H(1)(a) and H(1)(b) of Form 10-Q for reduced disclosure format.

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX




                                                                            Page
                                                                            ----
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements.

               Consolidated Balance Sheets - June 30, 2003
                 and December 31, 2002                                         3

               Consolidated Statements of Income - Three months and
                 six months ended June 30, 2003 and 2002                       5

               Consolidated Statements of Comprehensive Income - Three
                 months and six months ended June 30, 2003 and 2002            6

               Consolidated Statement of Common Stockholder's
                 Equity - Six months ended June 30, 2003                       7

               Consolidated Statements of Cash Flows - Six
                 months ended June 30, 2003 and 2002                           8

               Notes to Consolidated Financial Statements                     10

Item 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          19

Item 3.        Quantitative and Qualitative Disclosures About Market Risk     26

Item 4.        Controls and Procedures                                        26


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                              27

Item 6.        Exhibits and Reports on Form 8-K                               27

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except per share data)



                                                           June 30,    December 31,
              ASSETS                                         2003          2002
                                                           --------    ------------

Current assets:
    Cash and cash equivalents ........................     $ 15,797     $ 15,023
    Restricted cash equivalents ......................          956         --
    Accounts and notes receivable ....................      119,264       92,493
    Receivable from affiliates .......................        2,253          972
    Refundable income taxes ..........................       24,754        1,718
    Inventories ......................................      143,666      143,664
    Prepaid expenses .................................        2,154        5,266
    Deferred income taxes ............................          753          695
                                                           --------     --------

        Total current assets .........................      309,597      259,831
                                                           --------     --------

Other assets:
    Prepaid pension cost .............................       17,209       17,572
    Other ............................................       13,709       16,135
                                                           --------     --------

        Total other assets ...........................       30,918       33,707
                                                           --------     --------

Property and equipment:
    Land .............................................       28,199       25,487
    Buildings ........................................      125,787      115,812
    Machinery and equipment ..........................      578,009      536,835
    Mining properties ................................       63,114       65,296
    Construction in progress .........................       12,025        7,749
                                                           --------     --------
                                                            807,134      751,179
    Less accumulated depreciation and depletion ......      470,649      433,416
                                                           --------     --------

        Net property and equipment ...................      336,485      317,763
                                                           --------     --------

                                                           $677,000     $611,301
                                                           ========     ========

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                      (In thousands, except per share data)


                                                       June 30,     December 31,
    LIABILITIES AND STOCKHOLDER'S EQUITY                 2003          2002
                                                     -----------    ------------

Current liabilities:
    Current maturities of long-term debt .........   $       781    $     1,298
    Accounts payable and accrued liabilities .....       102,407         93,563
    Payable to affiliates ........................         6,479         21,430
    Income taxes .................................         5,570          5,845
    Deferred income taxes ........................         1,711          3,219
                                                     -----------    -----------

        Total current liabilities ................       116,948        125,355
                                                     -----------    -----------

Noncurrent liabilities:
    Long-term debt ...............................       360,444        324,608
    Deferred income taxes ........................        59,393         49,688
    Accrued pension cost .........................        21,270         21,486
    Other ........................................        13,932         12,933
                                                     -----------    -----------

        Total noncurrent liabilities .............       455,039        408,715
                                                     -----------    -----------

Minority interest ................................           465            383
                                                     -----------    -----------

Common stockholder's equity:
    Common stock - $100 par value; 100,000 shares
      authorized; 2,968 shares issued ............           297            297
    Additional paid-in capital ...................     1,944,185      1,944,185
    Accumulated deficit ..........................    (1,695,423)    (1,721,859)
    Accumulated other comprehensive loss:
        Currency translation adjustment ..........      (137,761)      (139,025)
        Pension liabilities ......................        (6,750)        (6,750)
                                                     -----------    -----------

        Total common stockholder's equity ........       104,548         76,848
                                                     -----------    -----------

                                                     $   677,000    $   611,301
                                                     ===========    ===========

Commitments and contingencies (Notes 10 and 11)


          See accompanying notes to consolidated financial statements.

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (In thousands)

                                         Three months ended         Six months ended
                                              June 30,                  June 30,
                                        ---------------------    ----------------------
                                          2003         2002        2003         2002
                                        ---------   ---------    ---------   ---------

Revenues and other income:
    Net sales .......................   $ 182,878   $ 146,145    $ 361,075   $ 285,714
    Interest income from affiliates .          30      10,262           30      19,157
    Other income, net ...............         738      19,135        2,770      18,930
                                        ---------   ---------    ---------   ---------

                                          183,646     175,542      363,875     323,801
                                        ---------   ---------    ---------   ---------

Costs and expenses:
    Cost of sales ...................     134,200     113,945      264,970     224,668
    Selling, general and
      administrative ................      21,712      16,733       42,207      33,401
    Interest ........................       8,226         997       16,136       1,697
    Interest expense to affiliates ..           6       8,925           70      18,699
                                        ---------   ---------    ---------   ---------

                                          164,144     140,600      323,383     278,465

        Income before income taxes
          and minority interest .....      19,502      34,942       40,492      45,336

Income tax benefit (expense) ........      17,199      (5,330)      10,987      (7,732)
                                        ---------   ---------    ---------   ---------

        Income before minority
          interest ..................      36,701      29,612       51,479      37,604

Minority interest ...................          19          17           43          27
                                        ---------   ---------    ---------   ---------

        Net income ..................      36,682      29,595       51,436      37,577

Dividends and accretion applicable to
  redeemable preferred stock and
  profit participation certificates .        --        (3,930)        --       (77,372)
                                        ---------   ---------    ---------   ---------

Net income (loss) available to common
  stock .............................   $  36,682   $  25,665    $  51,436   $ (39,795)
                                        =========   =========    =========   =========

          See accompanying notes to consolidated financial statements.
                                       -5-

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)



                                           Three months ended   Six months ended
                                                June 30,             June 30,
                                           ------------------  -----------------
                                             2003      2002      2003      2002
                                           -------   -------   -------   -------

Net income .............................   $36,682   $29,595   $51,436   $37,577
                                           -------   -------   -------   -------

Other comprehensive income:

    Currency translation adjustment ....     3,291    23,052     1,264    22,654
                                           -------   -------   -------   -------

        Total other comprehensive
          income .......................     3,291    23,052     1,264    22,654
                                           -------   -------   -------   -------

            Comprehensive income .......   $39,973   $52,647   $52,700   $60,231
                                           =======   =======   =======   =======

          See accompanying notes to consolidated financial statements.
                                       -6-

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF COMMON STOCKHOLDER'S EQUITY

                         Six months ended June 30, 2003

                                 (In thousands)

                                                                              Accumulated other
                                                                              comprehensive loss
                                                                          --------------------------       Total
                                             Additional                    Currency                        common
                                 Common       paid-in      Accumulated    translation      Pension     stockholder's
                                  stock       capital        deficit      adjustment     liabilities       equity
                               -----------   -----------   -----------    -----------    -----------   -------------


Balance at December 31, 2002   $       297   $ 1,944,185   $(1,721,859)   $  (139,025)   $    (6,750)   $    76,848

Net income .................          --            --          51,436           --             --           51,436
Dividends ..................          --            --         (25,000)          --             --          (25,000)
Other comprehensive loss ...          --            --            --            1,264           --            1,264
                               -----------   -----------   -----------    -----------    -----------    -----------


Balance at June 30, 2003 ...   $       297   $ 1,944,185   $(1,695,423)   $  (137,761)   $    (6,750)   $   104,548
                               ===========   ===========   ===========    ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.
                                       -7-

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 2003 and 2002

                                 (In thousands)



                                                             2003        2002
                                                           --------    --------

Cash flows from operating activities:
    Net income .........................................   $ 51,436    $ 37,577
    Depreciation, depletion and amortization ...........     16,526      12,837
    Noncash currency transaction gain ..................       --       (13,121)
    Noncash interest income from affiliates ............       --       (18,254)
    Noncash interest expense to affiliates .............       --         5,521
    Noncash interest expense ...........................        948        --
    Deferred income taxes ..............................      6,826       5,096
    Minority interest ..................................         43          27
    Net  loss (gain) from disposition of property
      and equipment amortization .......................         44        (597)
    Pension, net .......................................     (1,954)     (2,001)
                                                           --------    --------

                                                             73,869      27,085

Change in assets and liabilities:
    Accounts and notes receivable ......................    (18,136)    (13,448)
    Insurance receivable ...............................       (124)     11,053
    Inventories ........................................     10,855      20,703
    Prepaid expenses ...................................      3,359        (759)
    Accounts payable and accrued liabilities ...........      2,598      (2,179)
    Income taxes .......................................    (23,086)     (2,987)
    Accounts with affiliates ...........................    (16,746)     (6,282)
    Other, net .........................................        253       2,590
                                                           --------    --------

        Net cash provided by operating activities ......     32,842      35,776
                                                           --------    --------

Cash flows from investing activities:
    Capital expenditures ...............................    (11,948)    (10,078)
    Change in restricted cash equivalents ..............     (1,005)     (1,554)
    Proceeds from disposition of property and equipment          47         832
                                                           --------    --------

        Net cash used by investing activities ..........    (12,906)    (10,800)
                                                           --------    --------

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                     Six months ended June 30, 2003 and 2002

                                 (In thousands)


                                                            2003         2002
                                                         ---------    ---------

Cash flows from financing activities:
    Indebtedness:
        Borrowings ...................................   $  16,106    $ 319,275
        Principal payments ...........................     (11,615)     (53,688)
        Deferred financing costs .....................        --         (9,342)
    Repayments of loans from affiliates ..............        --       (301,432)
    Other capital transactions with affiliates, net ..        --          2,925
    Distribution to minority interest ................        --            (11)
    Dividends paid ...................................     (25,000)        --
                                                         ---------    ---------

    Net cash used by financing activities ............     (20,509)     (42,273)
                                                         ---------    ---------

Cash and cash equivalents:
    Net change from:
        Operating, investing and financing activities         (573)     (17,297)
        Currency translation .........................       1,347        2,965
                                                         ---------    ---------
                                                               774      (14,332)

    Balance at beginning of period ...................      15,023       30,343
                                                         ---------    ---------

    Balance at end of period .........................   $  15,797    $  16,011
                                                         =========    =========


Supplemental disclosures - cash paid for:
    Interest .........................................   $  16,321    $  19,835
    Income taxes .....................................       5,233        5,623



          See accompanying notes to consolidated financial statements.
                                       -9-

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

        Kronos International, Inc. ("KII") is incorporated in the state of Delaware, U.S.A., with its seat of management in Leverkusen, Germany. KII is a wholly owned subsidiary of Kronos, Inc. ("Kronos"), a wholly owned subsidiary of NL Industries, Inc. ("NL"). NL conducts its titanium dioxide pigments ("TiO2") operations through Kronos. KII conducts Kronos' European TiO2 operations. At June 30, 2003, Valhi, Inc., ("Valhi") and its subsidiaries held approximately 85% of NL's outstanding common stock, and Contran Corporation ("Contran") and its subsidiaries held approximately 90% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board and Chief Executive Officer of NL, the Chief Executive Officer of KII and the Chairman of the Board of each of Contran and Valhi, may be deemed to control each of such companies and KII.

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

        The consolidated balance sheet of KII and its majority owned-subsidiaries (collectively, the "Company") at December 31, 2002 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2003 and the consolidated statements of income, comprehensive income, stockholder's equity and cash flows for the interim periods ended June 30, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

        While the Company has not issued any stock options to purchase KII's common stock, certain employees of the Company have been granted options by NL to purchase NL common stock. The Company has elected the disclosure alternative prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and to account for its stock-based employee compensation related to these NL stock options in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. During the fourth quarter of 2002, NL, including the Company, commenced accounting for its stock options, including options granted to Company employees, using the variable accounting method, which requires the intrinsic value of all unexercised stock options (including those with an exercise price at least equal to the market price on the date of grant) to be accrued as an expense, with subsequent increases (decreases) in NL's market price resulting in additional compensation expense (income). Net compensation expense recognized by the Company in accordance with APBO No. 25 in the second quarter and first half of 2003 was $.2 million and nil, respectively, and net compensation cost recognized by the Company in the second quarter and first half of 2002 was nil for both periods. The Company pays NL when stock options are exercised by employees of the Company in an amount equal to the intrinsic value of the options on the date of exercise.

        The following table illustrates the effect on net income (loss) available to common stock if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                           Three months ended       Six months ended
                                                June 30,                June 30,
                                          --------------------    --------------------
                                            2003        2002        2003        2002
                                          --------    --------    --------    --------
                                                          (In thousands)

Net income (loss) available to common
  stock - as reported .................   $ 36,682    $ 25,665    $ 51,436    $(39,795)
Add:  Stock-based compensation cost,
  net of tax, included in reported net
  income ..............................        180        --          --          --
Deduct:  Stock-based compensation cost,
  net of tax, determined under fair
  value based method for all awards ...        (36)        (77)        (70)       (155)
                                          --------    --------    --------    --------

Net income (loss) available to common
  stock - pro forma ...................   $ 36,826    $ 25,588    $ 51,366    $(39,950)
                                          ========    ========    ========    ========

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

                                                                          Amount
                                                                       -------------
                                                                       (In millions)

Increase in carrying value of net property,
  plant and equipment:
    Cost ...............................................................   $ .4
    Accumulated depreciation ...........................................    (.1)
Decrease  in  liabilities  previously  accrued
  for  closure  and  post  closure activities ..........................     .3
Asset retirement obligation recognized .................................    (.6)
                                                                           ----

        Net impact .....................................................   $--
                                                                           ====

        At June 30, 2003, the asset retirement obligation was approximately $.7 million and was included in other noncurrent liabilities. Accretion expense on the asset retirement obligation during the first six months of 2003, included in cost of sales, was nil. If the Company had adopted SFAS No. 143 as of January 1, 2002, the asset retirement obligation would have been approximately $.5 million at January 1, 2002 and $.6 million at June 30, 2002, and the effect on the Company's reported net income for the six months ended June 30, 2002 would not have been material.

Note 2 - Business segment information:

        The Company's operations are conducted in one operating business segment
- activities associated with the production and sale of TiO2.


                                           Three months ended        Six months ended
                                                June 30,                 June 30,
                                         ----------------------    ----------------------
                                            2003         2002        2003         2002
                                         ---------    ---------    ---------    ---------
                                                          (In thousands)

Net sales ............................   $ 182,878    $ 146,145    $ 361,075    $ 285,714
Other income , excluding corporate ...         738        1,008        2,770        3,091
                                         ---------    ---------    ---------    ---------
                                           183,616      147,153      363,845      288,805

Cost of sales ........................     134,200      113,945      264,970      224,668
Selling, general and administrative,
  excluding corporate ................      21,712       16,733       42,207       33,401
                                         ---------    ---------    ---------    ---------

        Operating income .............      27,704       16,475       56,668       30,736

General corporate income (expense):
    Currency transaction loss, net ...        --         18,127         --         15,839
    Interest expense .................      (8,226)        (997)     (16,136)      (1,697)
    Interest expense to affiliates ...          (6)      (8,925)         (70)     (18,699)
    Interest income from affiliates ..          30       10,262           30       19,157
                                         ---------    ---------    ---------    ---------

        Income before income taxes and
          minority interest ..........   $  19,502    $  34,942    $  40,492    $  45,336
                                         =========    =========    =========    =========

Note 3 - Accounts and notes receivable:

                                                       June 30,       December 31,
                                                         2003             2002
                                                      ---------       ------------
                                                            (In thousands)

Trade receivables ..............................      $ 114,803       $  83,929
Insurance claims receivable ....................            436             312
Recoverable VAT and other receivables ..........          5,893          10,159
Allowance for doubtful accounts ................         (1,868)         (1,907)
                                                      ---------       ---------

                                                      $ 119,264       $  92,493
                                                      =========       =========

Note 4 - Inventories:

                                                     June 30,       December 31,
                                                       2003            2002
                                                     --------       ------------
                                                          (In thousands)

Raw materials ............................           $ 28,808           $ 36,960
Work in process ..........................             14,662             14,009
Finished products ........................             73,120             67,469
Supplies .................................             27,076             25,226
                                                     --------           --------

                                                     $143,666           $143,664
                                                     ========           ========

Note 5 - Other noncurrent assets:

                                                           June 30,    December 31,
                                                             2003        2002
                                                           --------    ------------
                                                               (In thousands)

Deferred financing costs ...........................       $ 9,890       $ 9,879
Restricted marketable debt securities ..............         1,968         2,492
Unrecognized net pension obligations ...............           320           292
Other ..............................................         1,531         3,472
                                                           -------       -------

                                                           $13,709       $16,135
                                                           =======       =======

Note 6 - Accounts payable and accrued liabilities:

                                                      June 30,        December 31,
                                                        2003             2002
                                                      --------        ------------
                                                            (In thousands)

Accounts payable ...........................          $ 50,203          $ 49,630
                                                      --------          --------
Accrued liabilities:
    Employee benefits ......................            21,280            20,131
    Interest ...............................               228               217
    Other ..................................            30,696            23,585
                                                      --------          --------

                                                        52,204            43,933
                                                      --------          --------

                                                      $102,407          $ 93,563
                                                      ========          ========

Note 7 - Long-term debt:

                                                                 June 30,   December 31,
                                                                   2003        2002
                                                                 --------   ------------
                                                                     (In thousands)

8.875% Senior Secured Notes,(euro)285 million principal amount   $325,784   $296,942
Revolving credit facility ....................................     34,293     27,077
Other ........................................................      1,148      1,887
                                                                 --------   --------
                                                                  361,225    325,906
Less current maturities ......................................        781      1,298
                                                                 --------   --------

                                                                 $360,444   $324,608
                                                                 ========   ========

        In March 2003 the Company borrowed (euro)15.0 million ($16.1 million when borrowed) and in April 2003 the Company repaid NOK 80 million ($11.0 million when repaid) under the revolving credit facility.

Note 8 - Other noncurrent liabilities:

                                                         June 30,       December 31,
                                                           2003             2002
                                                         --------       ------------
                                                               (In thousands)

Insurance claims and expenses ..................         $   540         $   889
Employee benefits ..............................           4,399           4,025
Environmental costs ............................           6,298           5,921
Other ..........................................           2,695           2,098
                                                         -------         -------

                                                         $13,932         $12,933
                                                         =======         =======

Note 9 - Other income (loss), net:

                                         Three months ended      Six months ended
                                               June 30,                June 30,
                                        --------------------    --------------------
                                          2003        2002        2003        2002
                                        --------    --------    --------    --------
                                                      (In thousands)

Currency transactions, net ..........   $ (1,105)   $ 16,589    $ (1,011)   $ 14,921
Royalty income ......................      1,628       1,603       3,375       2,890
Trade interest income ...............        188         326         338         539
Disposition of property and equipment         18         644         (44)        597
Other, net ..........................          9         (27)        112         (17)
                                        --------    --------    --------    --------

                                        $    738    $ 19,135    $  2,770    $ 18,930
                                        ========    ========    ========    ========

        Included in currency transactions, net in the second quarter and first half of 2002 are $15.4 million and $13.1 million, respectively, of noncash gains associated with the Company's dollar-denominated notes payable to affiliates which were repaid in June 2002.

        The Company receives royalty income from KC for use of certain of the Company's intellectual property.

Note 10 - Income taxes:

        The difference between the provision for income tax expense attributable to income before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.

                                                              Six months ended
                                                                  June 30,
                                                           --------------------
                                                             2003        2002
                                                           --------    --------
                                                               (In thousands)

Expected tax expense ...................................   $ 14,172    $ 15,868
Non-U.S. tax rates .....................................       (478)       (677)
Valuation allowance ....................................       (106)     (1,783)
Refund of prior-year German taxes ......................    (24,564)       --
Currency transaction gains for which no income taxes
  were provided ........................................       --        (4,592)
Other, net .............................................        (11)     (1,084)
                                                           --------    --------

        Income tax (benefit) expense ...................   $(10,987)   $  7,732
                                                           ========    ========

        Certain of the Company's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including penalties and interest.

        The Company has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately (euro)10.1 million ($11.6 million at June 30, 2003). The Company has filed protests to the assessments with respect to such years. The Company is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments is without merit. In April 2003 the Company received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999. The anticipated assessment, including interest, is expected to approximate (euro)13.1 million ($15.0 million at June 30, 2003). The Company believes the proposed assessment related to 1999 is without merit and in April 2003 filed a written response in opposition to the notification of intent to assess.

        In 2002, the Company received a notification from the Norwegian tax authorities of their intent to assess tax deficiencies of approximately NOK 12.2 million ($1.7 million at June 30, 2003) relating to 1998 through 2000. The Company has objected to this proposed assessment in a written response to the Norwegian tax authorities.

        In the first quarter of 2003, the Company was notified by the German Federal Fiscal Court (the "Court") that the Court had ruled in the Company's favor concerning a claim for refund suit in which the Company sought refunds of prior taxes paid during the periods 1990 through 1997. The Company has filed certain amended German tax returns and expects to file additional amended German tax returns claiming such refunds for all years affected by the Court's decision, which is expected to result in an estimated refund of taxes and interest of approximately $40 million. Receipt of the German tax refunds is subject to satisfaction of various procedural requirements, including a review and acceptance of the amended German tax returns by the German tax authorities. Certain of these procedural requirements were satisfied in the second quarter of 2003 with respect to a portion of the refund claim, and in July 2003 the German tax authorities refunded the Company a portion of the total anticipated refund. The portion received in July was (euro)21.5 million ($24.6 million using June 30, 2003 exchange rates). The Company has reflected this tax refund in its second quarter 2003 results of operations. The Company expects to receive the remaining refunds over the next six to nine months, a portion of which may result in an additional income tax benefit.

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

        At June 30, 2003 the Company had the equivalent of approximately $470 million of income tax loss carryforwards in Germany with no expiration date. However, the Company has provided a deferred tax valuation allowance against substantially all of these income tax loss carryforwards because the Company currently believes they do not meet the "more-likely-than-not" recognition criteria. In 2002, the German federal government proposed certain changes to its income tax law, including certain changes that would have imposed limitations on the annual utilization of income tax loss carryforwards. Such proposal, if enacted, would have significantly affected the Company's 2003 and future income tax expense and cash tax payments. In April 2003 the German federal government passed a new tax law which does not contain the provision that would have restricted the utilization of tax loss carryforwards. Furthermore, the provisions contained in the new law are not expected to materially impact the Company's income tax expense or cash tax payments. On August 1, 2003, the German federal government proposed new tax law amendments that, among other things, reintroduced the limitations on the annual utilization of income tax loss carryforwards, to become effective in 2004. There can be no assurance that these proposed law amendments will be enacted and, if enacted, when they would become effective. Such proposal, if enacted as proposed, would significantly affect the Company's future income tax expense and cash tax payments.

        At June 30, 2003, the Company had net deferred tax liabilities of $60 million. The Company operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). The Company has provided a deferred tax valuation allowance of $166 million at June 30, 2003, principally related to Germany, partially offsetting deferred tax assets which the Company believes do not currently meet the "more-likely-than-not" recognition criteria.

Note 11 - Commitments and contingencies:

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

        The Company landfills waste generated at its Nordenham, Germany and Langerbrugge, Belgium plants, and mine tailings waste generated at its facility in Norway. The Company maintains reserves, as required under GAAP, to cover the anticipated cost of closure of these landfills, which were approximately $.5 million as of June 30, 2003. These requirements for landfills are expected to increase in the future in view of recently adopted EU requirements.

        The Company is responsible for certain closure costs at landfills used and formerly used by its Leverkusen, Germany TiO2 plants. The Company has a reserve of approximately $6 million related to such landfills as of June 30, 2003.

        The Company's Belgian subsidiary and various of its Belgian employees are the subject of an investigation by Belgian authorities relating to an accident resulting in two fatalities that occurred in its Langerbrugge, Belgium facility in October 2000. The investigation stage, which could ultimately result in civil and criminal sanctions against the Company, was completed in 2002. In May 2003 the Belgian authorities referred the proceedings against the Company's Belgian subsidiary and certain of its Belgian employees to the criminal court for trial. The matter has been set for trial in October 2003.

        The Company is also involved in various other environmental, contractual, product liability and other claims and disputes incidental to its business. The Company currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

        For descriptions of certain other legal proceedings, environmental, income tax and other commitments and contingencies related to the Company, reference is made to (i) the 2002 Annual Report, (ii) the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and (iii) Note 10.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                               Three months ended       %       Six months ended        %
                                   June 30,          Change        June 30,          Change
                               ------------------   ---------   ----------------    --------
                                 2003      2002                  2003     2002
                                ------    ------                ------   ------
                                     (In millions, except percentages and metric tons)

Net sales and operating
  income
    Net sales ...............   $182.9    $146.1      +25%     $361.1    $285.7        +26%
    Operating income ........   $ 27.7    $ 16.5      +68%     $ 56.7    $ 30.7        +85%
    Operating income margin
      percentage ............      15%       11%                  16%       11%

TiO2 operating statistics
    Percent change in
      average selling price
      (in billing currencies)                          +9%                              +9%
    Sales volume (metric tons
      in thousands) .........     78.6      78.5       N/C      158.0     157.7         N/C
    Production volume (metric
      tons in thousands) ....     79.8      74.3       +7%      158.2     146.5         +8%


        The Company's operating income in the second quarter of 2003 was $27.7 million compared with $16.5 million in the second quarter of 2002. The 68% increase in operating income was primarily due to higher average selling prices and higher production volume. Compared with the first quarter of 2003, operating income in the second quarter of 2003 decreased $1.3 million, or 4%.

        Operating income in the first half of 2003 increased 85% to $56.7 million compared with $30.7 million in the first half of 2002 primarily due to 9% higher average selling prices in billing currencies (which excludes the effects of foreign currency translation) and 8% higher production volume.

        The Company's average selling price in billing currencies during the second quarter of 2003 was 9% higher than the second quarter of 2002 and comparable to the first quarter of 2003. The average selling price in billing currencies in June 2003 was comparable to the average selling price in billing currencies for the second quarter of 2003. The Company expects higher average selling prices in billing currencies for full-year 2003 compared to full-year 2002. The Company discloses percentage changes in its average TiO2 selling prices in billing currencies so that such changes can be analyzed without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons. Generally, when the U.S. dollar strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. When translated from billing currencies to U.S. dollars using currency exchange rates prevailing during the respective periods, the Company's second-quarter 2003 average selling price in U.S. dollars was 28% higher than in the second quarter of 2002 and 3% higher than the first quarter of 2003. The average selling price expressed in U.S. dollars in June 2003 was 4% higher than the average selling price for the second quarter of 2003. The average selling price expressed in U.S. dollars for the first half of 2003 was 27% higher than the first half of 2002.


        The Company's second quarter 2003 sales volume of 78,600 metric tons was comparable to the second quarter of 2002 and decreased 1% from the first quarter of 2003. Sales volume in the first half of 2003 of 158,000 metric tons was comparable to the first half of 2002. The Company expects sales volume in the second half of 2003 to be lower than the first half of 2003. The Company's sales volume for full-year 2003 should be comparable to full-year 2002.

        The Company's second quarter 2003 production volume of 79,800 metric tons was 7% higher than the second quarter of 2002 and 2% higher than the first quarter of 2003, respectively. Operating rates in the second quarter of 2003 were at near full capacity compared with 95% of capacity in the second quarter of 2002 and near full capacity in the first quarter of 2003. Production volume in the first half of 2003 was 158,200 metric tons. The Company anticipates its production volume for full-year 2003 will be higher than that of full-year 2002. Finished goods inventory levels at the end of the second quarter of 2003 increased 3% from March 2003 levels and represented under two months of sales.

        The Company expects its TiO2 operating income in 2003 will be higher than 2002, primarily due to higher average TiO2 selling prices in billing currencies and higher production volume. The Company's TiO2 production volume in 2003 is expected to be higher than the Company's 2003 TiO2 sales volume with finished goods inventories rising modestly. The Company's expectations as to the future prospects of the Company and the TiO2 industry are based upon a number of factors beyond the Company's control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from the Company's expectations, the Company's results of operations could be unfavorably affected.

        Compared to the year-earlier periods, cost of sales as a percentage of net sales decreased in the second quarter and first half of 2003 primarily due to higher average selling prices in billing currencies and higher production volume. Excluding the effects of foreign currency translation, which increased the Company's expenses in the second quarter and first half of 2003 compared to year-earlier periods, the Company's selling, general and administrative expenses, excluding corporate expenses, in the second quarter and first half of 2003 were comparable to the second quarter and first half of 2002.

        A significant amount of the Company's sales and operating costs are denominated in currencies other than the U.S. dollar. Fluctuations in the value of the U.S. dollar relative to other currencies, primarily a weaker U.S. dollar compared to the euro in the second quarter and first half of 2003 versus the year-earlier periods increased the dollar value of sales in the second quarter of 2003 by a net $27.3 million and $53.5 million, respectively, when compared to the year-earlier periods. The effect of the weaker U.S. dollar on the Company's operating costs that are not denominated in U.S. dollars increased operating costs in the second quarter and first half of 2003 compared to the year-earlier periods. In addition, sales to export markets are typically denominated in U.S. dollars and a weaker U.S. dollar decreases margins on these sales at the Company's non-U.S. subsidiaries. In addition, the Company revalued certain export trade receivables and certain monetary assets held by its subsidiaries whose functional currency is not the U.S. dollar and based on the weaker U.S. dollar reported a revaluation loss in the second quarter and first half of 2003. The net impact of currency exchange rate fluctuations increased operating income by $2.5 million in both the second quarter and first half of 2003 when compared to the year-earlier periods.

  General corporate

        The following table sets forth certain information regarding general corporate income (expense).

                          Three months ended                   Six months ended
                               June 30,         Difference         June 30,         Difference
                          -------------------   -----------   -------------------   ----------
                             2003        2002                    2003       2002
                          -------     -------                 -------     -------
                                                (In millions)

Currency transaction
  gain, net ........      $--         $  18.1     $ (18.1)    $--         $  15.8     $ (15.8)
Interest expense ...         (8.2)       (1.0)       (7.2)      (16.1)       (1.7)      (14.4)
Interest expense to
  affiliates .......       --            (9.0)        9.0        (0.1)      (18.7)       18.6
Interest income from
  affiliates .......       --            10.3       (10.3)     --            19.2       (19.2)
                          -------     -------     -------     -------     -------     -------

                          $  (8.2)    $  18.4     $ (26.6)    $ (16.2)    $  14.6     $ (30.8)
                          =======     =======     =======     =======     =======     =======

        Net corporate currency transaction gains in the second quarter and first half of 2002 related primarily to the Company's dollar-denominated, 11.75% Second-tier Senior Mirror Note payable to Kronos, Inc., which was repaid in June 2002 using a portion of the proceeds from the Notes offering. As a result of the repayment of this loan from affiliate, the Company does not expect any corporate currency transaction gains or losses in 2003.

        Interest expense to third parties in the second quarter and first half of 2003 increased $7.2 million and $14.4 million, respectively, from the second quarter and first half of 2002 primarily due to higher levels of outstanding debt and associated currency effects. Interest expense to affiliates decreased $9.0 million and $18.6 million, respectively, from the second quarter and first half of 2002 due to the repayment of loans from affiliates in June 2002 using proceeds from the Company's (euro)285 million Senior Secured Notes offering (the "Notes"). The Company expects its aggregate interest expense for full-year 2003 to be higher than full-year 2002 due to higher levels of outstanding indebtedness, offset in part by the effect of lower average rates on outstanding borrowings. As a result of the repayment of the loans from affiliates in June 2002, the Company does not expect a material amount of interest expense to affiliates in 2003.

        Interest income from affiliates decreased $10.3 million and $19.2 million, respectively, from the second quarter and first half of 2002 due to the redemption and extinguishment of all notes receivable from affiliates in July

2002. As a result of the redemption and extinguishment of affiliate notes receivable, the Company does not expect a material amount of interest income from affiliates in 2003.

  Provision for income taxes

        The Company recognized a $24.6 million income tax benefit in the second quarter of 2003 related to the previously reported favorable German court ruling concerning the Company's claim for refund suit. Based on amended German tax returns filed by the Company in the second quarter of 2003, the German tax authorities refunded to the Company (euro)21.5 million ($24.6 million at June 30, 2003 exchange rates) in early July 2003. The Company's provision for income taxes for the first half of 2002 differs from the normally expected statutory rate due principally to the utilization of certain tax attributes that previously did not meet the "more-likely-not" recognition criteria, currency transaction gains, net, on which no income taxes were provided and adjustment to certain other deferred tax liabilities. See Note 10 to the Consolidated Financial Statements.

  Recently adopted accounting principles

        As described in Note 1 in the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's consolidated cash flows from operating, investing and financing activities for the six months ended June 30, 2003 and 2002 are presented below.

                                                                          Six months ended
                                                                              June 30,
                                                                          ----------------
                                                                           2003      2002
                                                                          -------  -------
                                                                            (In millions)

Net cash provided (used) by:
    Operating activities:
        Before changes in assets and liabilities ......................   $  73.9  $  27.1
        Changes in assets and liabilities .............................     (41.1)     8.7
                                                                          -------  -------
                                                                             32.8     35.8
    Investing activities ..............................................     (12.9)   (10.8)
    Financing activities ..............................................     (20.5)   (42.3)
                                                                          -------  -------

      Net cash used by operating, investing, and financing activities     $   (.6) $ (17.3)
                                                                          =======  =======

  Operating activities

        The TiO2 industry is cyclical and changes in economic conditions within the industry significantly affect the earnings and operating cash flows of the Company. Cash flow from operations is considered the primary source of liquidity for the Company. Changes in TiO2 pricing, production volume and customer demand, among other things, could significantly affect the liquidity of the Company. Cash flow from operations, before changes in assets and liabilities, in the first half of 2003 increased from the comparable period in 2002 primarily due to $25.9 million of higher operating income and $20.4 million of higher current income tax benefits, net (see Note 10 to the Consolidated Financial Statements). Changes to the Company's assets and liabilities, excluding the effect of currency translation, in the first half of 2003 compared with the first half of 2002, were negatively affected primarily by $20.1 million of higher refundable income taxes and $11.2 million of lower insurance proceeds collected. The net cash used to fund changes in the Company's inventories, receivables, payables and accounts with affiliates (excluding the effect of currency translation) in the first half of 2003 was significantly higher than the first half of 2002 due to higher inventory balances, increases in accounts and notes receivable and decreases in accounts with affiliates in the first half of 2003. Decreases in accounts with affiliates in first half of 2003 compared with first half of 2002 was due primarily to payments for raw materials purchases.

  Investing activities

        Capital expenditures were $11.9 million and $10.1 million in the first six months of 2003 and 2002, respectively. Capital expenditures in the first half of 2002 included approximately $2.2 million related to reconstruction of the Company's Leverkusen, Germany sulfate plant damaged in the March 2001 fire.

  Financing activities

        In March 2003 the Company borrowed (euro)15.0 million ($16.1 million when borrowed) and in April 2003 the Company repaid NOK 80 million ($11.0 million when repaid) under the revolving credit facility.

        In June 2003 the Company paid a $25.0 million dividend to Kronos . No dividends were paid in the first quarter of 2003.

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

        In June 2002 the Company issued (euro)285 million ($280 million when issued and $283 million at June 30, 2002) principal amount of Notes due 2009. The Notes are collateralized by first priority liens on 65% of the common stock or other equity interests of certain of our first-tier subsidiaries. The Notes were issued pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts the ability of KII and its subsidiaries to incur debt, incur liens, merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. The indenture further restricts the ability of KII to pay dividends under certain conditions.

        In June 2002 the Company's operating subsidiaries in Germany, Belgium and Norway, entered into a three-year (euro)80 million secured revolving credit facility ("Credit Facility"). The Credit Facility is available in multiple currencies, including U.S. dollars, euros and Norwegian kroner. As of June 30, 2002, (euro)13 million ($13 million) and NOK 200 million ($26 million) was borrowed at closing, and along with available cash, was used to repay and terminate KII's short-term notes payable ($53.2 million when repaid).

        Deferred financing costs of $9.3 million for the Notes and the Credit Facility are being amortized over the life of the respective agreements and are included in other noncurrent assets.

        Cash flows related to capital contributions and other transactions with affiliates aggregated a net cash inflow of $2.9 million for the first six months of 2002. Such amounts relate principally to cash flows related to dividends or loans KII received from, or capital contributions or loans KII made to affiliates (such notes receivable from affiliates having previously been reported as a reduction of the Company's stockholder's equity, and therefore considered financing cash flows). As discussed in Note 1 of the Consolidated Financial Statements, KII transferred its Canadian operations to Kronos in April 2002, and accordingly KII no longer reports such capital transaction cash flows related to such Canadian operations subsequent to April 2002.

  Cash, cash equivalents, restricted cash and noncurrent restricted marketable debt securities and borrowing availability

        At June 30, 2003, the Company had cash and cash equivalents aggregating $15.8 million and an additional $2.9 million of restricted cash and noncurrent restricted marketable debt securities, of which $2.0 million was classified as noncurrent. Based upon expectations for the TiO2 industry and anticipated demands on cash resources as discussed herein, the Company expects to have sufficient liquidity to meet near-term obligations including operations, capital expenditures and debt service. To the extent that actual developments differ from expectations, liquidity could be adversely affected.

        Certain of the Company's subsidiaries had approximately $55 million available for borrowing at June 30, 2003 under the Credit Facility. At June 30, 2003, the Company had approximately $50 million available for payments of dividends and other restricted payments as defined in the Notes indenture. At June 30, 2003, the Company had complied with all financial covenants governing its debt agreements.

  Income tax contingencies

        See Note 10 to the Consolidated Financial Statements.

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

  Foreign operations

        The Company's operations are located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amount of the Company's assets and liabilities (and income and expenses) related to its non-U.S. operations, and therefore the Company's consolidated net assets, will fluctuate based upon changes in currency exchange rates. At June 30, 2003, the Company had substantial net assets denominated in the euro, Norwegian kroner and United Kingdom pound sterling.

  Environmental, product liability and litigation matters

        See Note 11 to the Consolidated Financial Statements.

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

  Disclosure regarding forward-looking statements

        The statements contained in these Consolidated Financial Statements relating to matters that are not historical facts, including, but not limited to, statements found under the captions "Results of Operations" and "Liquidity and Capital Resources" above, are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "should," "could," "anticipates," "expects," or comparable terminology or by discussions of strategy or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties, including, but not limited to, the cyclicality of the titanium dioxide industry, global economic and political conditions, changes in global productive capacity, changes in customer inventory levels, changes in product pricing, changes in product costing, changes in foreign currency exchange rates, competitive technology positions, operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities), the ultimate resolution of NL's pending or possible future lead pigment litigation and legislative developments related to the lead pigment litigation, the outcome of other litigation and tax controversies, and other risks and uncertainties included in this Quarterly Report and in the 2002 Annual Report, and the uncertainties set forth from time to time in the Company's and NL's filings with the Securities and Exchange Commission. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company and NL disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of the Company's market risks, refer to the caption "Quantitative and Qualitative Disclosures About Market Risk" in the 2002 Annual Report. There have been no material changes to the information provided that would require additional information with respect to the quarter ended June 30, 2003.

ITEM 4.    CONTROLS AND PROCEDURES

        The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the Securities and Exchange Commission ("SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's Chief Executive Officer, and Robert D. Hardy, the Company's Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of June 30, 2003. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

        The Company also maintains a system of internal controls over financial reporting. The term "internal control over financial reporting," as defined by regulations of the SEC, means a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP)", and includes those policies and procedures that:

o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company,
o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and

o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's consolidated financial statements.

There has been no change to the Company's system of internal controls over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

           Reference  is  made  to  Note  11  to  the   Consolidated   Financial
Statements, and for descriptions of previously reported legal proceedings, reference is made to the 2002 Annual Report and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                (a)   Exhibits

                      The Company has retained a signed original of any exhibit listed below that contains signatures, and the Company will provide any such exhibit to the SEC or its staff upon request.

                      31.1    Certification.
                      31.2    Certification.
                      32.1    Certification.

               (b)    Reports on Form 8-K

                      Reports on Form 8-K filed during the quarter ended June 30, 2003 and through the date of this report:

                      May 6, 2003 - Reported Items 7 and 9.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              KRONOS INTERNATIONAL, INC.
                                             ----------------------------
                                                     (Registrant)



Date:  August 6, 2003                  By /s/ Robert D. Hardy
---------------------                     --------------------------------------
                                          Robert D. Hardy
                                            Principal Financial and Accounting
                                            Officer