Form 10-Q
period 2003-09-30
KRONOS INTERNATIONAL INC
filed 2003-11-14
CIK 1176236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarterly period ended September 30, 2003

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission file number 333-100047


                           KRONOS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


   Delaware                                                      22-2949593
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                              Identification No.)


5430 LBJ Freeway, Suite 1700, Dallas, Texas                   75240-2697
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:       (972)  233-1700

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

                                      INDEX




                                                                       Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Balance Sheets - September 30, 2003
         and December 31, 2002                                          3

         Consolidated Statements of Income - Three months and
         nine months ended September 30, 2003 and 2002                  5

         Consolidated Statements of Comprehensive Income - Three
         months and nine months ended September 30, 2003 and 2002       6

         Consolidated Statement of Common Stockholder's
         Equity - Nine months ended September 30, 2003                  7

         Consolidated Statements of Cash Flows - Nine
         months ended September 30, 2003 and 2002                       8

         Notes to Consolidated Financial Statements                     10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            18

Item 4.  Controls and Procedures                                        28


PART II. OTHER INFORMATION
Item 1.  Legal Proceedings                                              29

Item 6.  Exhibits and Reports on Form 8-K                               29


                  KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)



                                                    September 30,  December 31,
              ASSETS                                   2003            2002
                                                  --------------  -------------

Current assets:
    Cash and cash equivalents ..................        $ 16,788        $ 15,023
    Restricted cash equivalents ................             836            --
    Accounts and other receivables .............         115,598          92,493
    Receivable from affiliates .................           3,242             972
    Refundable income taxes ....................              88           1,718
    Inventories ................................         145,673         143,664
    Prepaid expenses ...........................           5,901           5,266
    Deferred income taxes ......................             764             695
                                                        --------        --------

        Total current assets ...................         288,890         259,831
                                                        --------        --------

Other assets:
    Prepaid pension cost .......................          17,249          17,572
    Other ......................................          13,341          16,135
                                                        --------        --------

        Total other assets .....................          30,590          33,707
                                                        --------        --------

Property and equipment:
    Land .......................................          28,374          25,487
    Buildings ..................................         126,665         115,812
    Machinery and equipment ....................         585,667         536,835
    Mining properties ..........................          64,899          65,296
    Construction in progress ...................          15,989           7,749
                                                        --------        --------
                                                         821,594         751,179
    Less accumulated depreciation ..............         482,273         433,416
                                                        --------        --------

        Net property and equipment .............         339,321         317,763
                                                        --------        --------

                                                        $658,801        $611,301
                                                        ========        ========

          See accompanying notes to consolidated financial statements.


                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)

LIABILITIES AND STOCKHOLDER'S EQUITY               September 30,   December 31,
                                                       2003            2002
                                                  --------------   ------------

Current liabilities:
    Current maturities of long-term debt .......    $       476     $     1,298
    Accounts payable and accrued liabilities ...         99,059          93,563
    Payable to affiliates ......................          5,057          21,430
    Income taxes ...............................          7,238           5,845
    Deferred income taxes ......................          1,684           3,219
                                                    -----------     -----------

        Total current liabilities ..............        113,514         125,355
                                                    -----------     -----------

Noncurrent liabilities:
    Long-term debt .............................        327,275         324,608
    Deferred income taxes ......................         64,029          49,688
    Accrued pension cost .......................         20,221          21,486
    Other ......................................         12,863          12,933
                                                    -----------     -----------

        Total noncurrent liabilities ...........        424,388         408,715
                                                    -----------     -----------

Minority interest ..............................            471             383
                                                    -----------     -----------

Common stockholder's equity:
    Common stock ...............................            297             297
    Additional paid-in capital .................      1,944,185       1,944,185
    Accumulated deficit ........................     (1,681,245)     (1,721,859)
    Accumulated other comprehensive loss .......       (142,809)       (145,775)
                                                    -----------     -----------

        Total common stockholder's equity ......        120,428          76,848
                                                    -----------     -----------


                                                    $   658,801     $   611,301
                                                    ===========     ===========

Commitments and contingencies (Notes 9 and 10)

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (In thousands)


                                                     Three months ended         Nine months ended
                                                         September 30,            September 30,
                                                     -------------------     ----------------------
                                                       2003       2002         2003         2002
                                                     ---------  ---------    ---------    ---------

Net sales ......................................   $ 173,441    $ 154,319    $ 534,516    $ 440,033
Cost of sales ..................................     124,183      120,089      389,153      344,757
                                                   ---------    ---------    ---------    ---------

    Gross margin ...............................      49,258       34,230      145,363       95,276

Selling, general and administrative expense ....      20,811       19,243       63,018       52,644
Other operating income (expense):
    Currency transaction (losses) gains, net ...        (439)          13       (1,449)        (903)
    Royalty income .............................       1,411        1,496        4,786        4,386
    Disposition of property and equipment ......        (227)         (92)        (271)         505
    Other income ...............................         139          307          302          407
    Other expense ..............................         (23)          (9)         (75)        (126)
                                                   ---------    ---------    ---------    ---------

        Income from operations .................      29,308       16,702       85,638       46,901

Other income (expense):
    Trade interest income ......................         165          713          503        1,250
    Interest income from affiliates ............        --          3,597           30       22,754
    Foreign currency transaction gain ..........        --           --           --         15,839
    Interest expense ...........................      (8,213)      (7,606)     (24,349)      (9,303)
    Interest expense to affiliates .............          (5)        --            (75)     (18,699)
                                                   ---------    ---------    ---------    ---------

        Income before income taxes and
          minority interest ....................      21,255       13,406       61,747       58,742

Income tax expense (benefit) ...................       7,059        2,148       (3,928)       9,880
Minority interest ..............................          18            8           61           35
                                                   ---------    ---------    ---------    ---------

        Net income .............................      14,178       11,250       65,614       48,827

Dividends and accretion applicable to redeemable
    preferred stock and profit participation
    certificates ...............................        --         (1,228)        --        (78,600)
                                                   ---------    ---------    ---------    ---------

Net income (loss) available to common stock ....   $  14,178    $  10,022    $  65,614    $ (29,773)
                                                   =========    =========    =========    =========





                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                          Three months ended    Nine months ended
                                             September 30,         September 30,
                                           -----------------   --------------------
                                            2003       2002      2003      2002
                                           -------   -------   -------   --------


Net income .............................   $14,178   $11,250   $65,614   $48,827
                                           -------   -------   -------   -------

Other comprehensive income:

    Currency translation adjustment ....     1,702     2,283     2,966    24,937
                                           -------   -------   -------   -------

        Total other comprehensive income     1,702     2,283     2,966    24,937
                                           -------   -------   -------   -------

            Comprehensive income .......   $15,880   $13,533   $68,580   $73,764
                                           =======   =======   =======   =======




                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF COMMON STOCKHOLDER'S EQUITY

                      Nine months ended September 30, 2003

                                 (In thousands)


                                                                    Accumulated other
                                                                    comprehensive loss
                                                                  -----------------------      Total
                                        Additional                 Currency                    common
                                Common   paid-in    Accumulated   translation   Pension     stockholder's
                                 stock   capital      deficit     adjustment   liabilities     equity
                             ---------- ----------- ------------- -----------  -----------  -------------

Balance at December 31, 2002 $   297   $1,944,185   $(1,721,859)   $(139,025)   $(6,750)   $  76,848

Net income ...................   --          --          65,614         --         --         65,614
Dividends ....................   --          --         (25,000)        --         --        (25,000)
Other comprehensive income ...   --          --            --          2,966       --          2,966
                                -----  ----------   -----------    ---------    -------    ---------

Balance at September 30, 2003$   297   $1,944,185   $(1,681,245)   $(136,059)   $(6,750)   $ 120,428
                                 ===   ==========   ===========    =========    =======    =========





                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 2003 and 2002

                                 (In thousands)



                                                             2003        2002
                                                          ---------   --------

Cash flows from operating activities:
    Net income ........................................   $ 65,614    $ 48,827
    Depreciation and amortization .....................     24,884      20,030
    Noncash currency transaction gain .................       --       (13,121)
    Noncash interest income from affiliates ...........       --       (21,849)
    Noncash interest expense to affiliates ............       --         5,521
    Noncash interest expense ..........................      1,438         404
    Deferred income taxes .............................     10,948       6,443
    Minority interest .................................         61          35
    Net  loss (gain) from disposition of property
      and equipment ...................................        271        (505)
    Other, net ........................................     (2,651)     (2,438)
    Change in assets and liabilities:
           Accounts and other receivables .............    (14,424)    (15,488)
           Insurance receivable .......................        259      11,218
           Inventories ................................     10,051      19,520
           Prepaid expenses ...........................       (402)     (5,132)
           Accounts payable and accrued liabilities ...     (1,731)     (2,518)
           Income taxes ...............................      3,047        (951)
           Accounts with affiliates ...................    (19,248)     (2,427)
           Other, net .................................       (839)      2,516
                                                          --------    --------

        Net cash provided by operating activities .....     77,278      50,085
                                                          --------    --------

Cash flows from investing activities:
    Capital expenditures ..............................    (21,111)    (15,267)
    Change in restricted cash equivalents .............       (911)     (1,467)
    Proceeds from disposition of property and equipment         81         839
                                                          --------    --------

        Net cash used by investing activities .........    (21,941)    (15,895)
                                                          --------    --------

          See accompanying notes to consolidated financial statements.



                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Nine months ended September 30, 2003 and 2002

                                 (In thousands)


                                                          2003         2002
                                                       ----------   ----------

Cash flows from financing activities:
    Indebtedness:
        Borrowings ..................................   $ 16,106    $ 330,800
        Principal payments ..........................    (45,868)     (77,939)
        Deferred financing costs ....................       --         (9,963)
    Repayments of loans from affiliates .............       --       (301,432)
    Other capital transactions with affiliates, net .       --          2,925
    Distribution to minority interest ...............        (14)         (11)
    Dividends paid ..................................    (25,000)        --
                                                        --------    ---------

    Net cash used by financing activities ...........    (54,776)     (55,620)
                                                        --------    ---------

Cash and cash equivalents:
    Net change from:
        Operating, investing and financing activities        561      (21,430)
        Currency translation ........................      1,204        2,762
                                                        --------    ---------
                                                           1,765      (18,668)

    Balance at beginning of period ..................     15,023       30,343
                                                        --------    ---------

    Balance at end of period ........................   $ 16,788    $  11,675
                                                        ========    =========


Supplemental disclosures - cash paid (received) for:
    Interest ........................................   $ 16,321    $  20,641
    Income taxes, net ...............................    (17,904)       4,388


                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

     Kronos International, Inc. ("KII") is incorporated in the state of Delaware, U.S.A., with its seat of management in Leverkusen, Germany. KII is a wholly-owned subsidiary of Kronos Worldwide, Inc. ("Kronos"), formerly known as Kronos, Inc., a wholly-owned subsidiary of NL Industries, Inc. ("NL"). NL conducts its titanium dioxide pigments ("TiO2") operations through Kronos. KII conducts Kronos' European TiO2 operations. At September 30, 2003, Valhi, Inc., ("Valhi") and its subsidiaries held approximately 84% of NL's outstanding common stock, and Contran Corporation ("Contran") and its subsidiaries held approximately 90% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board and Chief Executive Officer of NL and Kronos, the Chief Executive Officer of KII and the Chairman of the Board of each of Contran and Valhi, may be deemed to control each of such companies and KII.

     KII's operations are conducted primarily through its German, Belgian and Norwegian subsidiaries with three TiO2 plants in Germany, one TiO2 plant in Belgium and one TiO2 plant and an ilmenite ore mining operation in Norway. KII also operates TiO2 sales and distribution facilities in England, France, Denmark and The Netherlands. Prior to April 30, 2002, KII also conducted operations in Canada through Kronos Canada, Inc. ("KC"), its wholly-owned subsidiary.
Effective April 30, 2002, in anticipation of a proposed debt securities offering, KII sold 100% of KC's capital stock to Kronos in exchange for a promissory note receivable in the amount of $217 million bearing interest of 7.87% per annum with a maturity date of April 30, 2012. KII has accounted for the disposition of KC as a change in accounting entity. Accordingly, KII's consolidated financial statements have been retroactively restated to exclude the results of operations and cash flows of KC for all periods presented. KII's cash dividends received from KC and cash capital contributions to KC prior to April 30, 2002 are reflected as part of "other capital transactions with affiliates, net" in the accompanying consolidated statements of cash flows.

     The consolidated balance sheet of KII and its majority-owned subsidiaries (collectively, the "Company") at December 31, 2002 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2003 and the consolidated statements of income, comprehensive income, common stockholder's equity and cash flows for the interim periods ended September 30, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted in accordance with the GAAP requirements for interim financial statements, including the applicable requirements of the Securities and Exchange Commission's ("SEC") Regulation S-X. Certain prior-year amounts have been reclassified to conform to the current year presentation. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Annual Report").

     The Company has not issued any stock options to purchase KII's common stock. However, certain employees of the Company have been granted options by NL to purchase NL common stock. The Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. During the fourth quarter of 2002, and following NL's cash settlement of options to purchase NL common stock held by certain individuals, NL, including the Company, commenced accounting for its stock options using the variable accounting method because NL could not overcome the presumption that it would not similarly cash settle its remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including those with an exercise price at least equal to the market price on the date of grant) are accrued as an expense over their vesting period, with subsequent increases (decreases) in NL's market price resulting in additional compensation expense (income). Upon exercise of such options to purchase NL common stock held by employees of the Company, the Company pays NL an amount equal to the difference between the market price of NL's common stock on the date of exercise and the exercise price of such stock option. Net compensation income recognized by the Company in accordance with APBO No. 25 was $100,000 in each of the third quarter and first nine months of 2003, and net compensation expense (income) recognized by the Company was nil in each of the third quarter and first nine months of 2002.

     The following  table  presents what the Company's  consolidated  net income
(loss) available to common stock would have been in the 2002 and 2003 periods if the Company had elected to account for its stock-based employee compensation related to stock options in accordance with the fair value based recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," for all awards granted subsequent to January 1, 1995.

                                                Three months ended       Nine months ended
                                                    September 30,           September 30,
                                               ---------------------    -------------------
                                                  2003         2002        2003       2002
                                               ---------   ---------    --------    --------
                                                              (In thousands)

Net income (loss) available to common stock
  - as reported .............................   $ 14,178    $ 10,022    $ 65,614    $(29,773)
Deduct:  Stock-based compensation income,
  net of tax, included in reported net income        (78)       --           (78)       --
Deduct:  Stock-based compensation cost, net
  of tax, determined under fair value based
  method for all awards .....................        (34)        (78)       (104)       (233)
                                                --------    --------    --------    --------

Net income (loss) available to common stock
  - pro forma ...............................   $ 14,066    $  9,944    $ 65,432    $(30,006)
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

                                                                                Amount
                                                                          -------------------
                                                                            (In millions)

Increase in carrying value of net property, plant and equipment:
    Cost                                                                  $        .4
    Accumulated depreciation                                                      (.1)
Decrease in liabilities previously
        accrued for closure and post closure activities                            .3
Asset retirement obligation recognized                                            (.6)
                                                                          -------------------

        Net impact                                                        $         -
                                                                          ===================

     At September 30, 2003, the asset retirement obligation was approximately $.7 million and was included in other noncurrent liabilities. Accretion expense on the asset retirement obligation during the first nine months of 2003, included in cost of sales, was nil. If the Company had adopted SFAS No. 143 as of January 1, 2002, the asset retirement obligation would have been approximately $.5 million at January 1, 2002 and $.6 million at September 30, 2002, and the effect on the Company's reported net income for the nine months ended September 30, 2002 would not have been material.

Note 2 - Accounts and other receivables:

                                                     September 30,  December 31,
                                                         2003         2002
                                                    --------------  -------------
                                                             (In thousands)

Trade receivables .............................       $ 109,406        $ 83,929
Insurance claims receivable ...................              53             312
Recoverable VAT and other receivables .........           8,054          10,159
Allowance for doubtful accounts ...............          (1,915)         (1,907)
                                                      ---------        --------

                                                      $ 115,598        $ 92,493
                                                      =========        ========

Note 3 - Inventories:

                                                   September 30,      December 31,
                                                       2003                2002
                                                   -------------      ------------
                                                           (In thousands)

Raw materials ............................           $ 27,730           $ 36,960
Work in process ..........................             13,641             14,009
Finished products ........................             77,012             67,469
Supplies .................................             27,290             25,226
                                                     --------           --------

                                                     $145,673           $143,664
                                                     ========           ========

Note 4 - Other noncurrent assets:


                                                      September 30,     December 31,
                                                          2003             2002
                                                      -------------    ------------
                                                           (In thousands)
Deferred financing costs ...........................       $ 9,461       $ 9,879
Restricted marketable debt securities ..............         2,034         2,492
Unrecognized net pension obligations ...............           321           292
Other ..............................................         1,525         3,472
                                                           -------       -------

                                                           $13,341       $16,135
                                                           =======       =======

Note 5 - Accounts payable and accrued liabilities:

                                                      September 30,     December 31,
                                                          2003             2002
                                                      -------------    ------------
                                                             (In thousands)

Accounts payable ...........................           $37,158           $49,630
                                                       -------           -------
Accrued liabilities:
    Employee benefits ......................            23,535            20,131
    Interest ...............................             7,451               217
    Other ..................................            30,915            23,585
                                                       -------           -------

                                                        61,901            43,933
                                                       -------           -------
                                                       $99,059           $93,563
                                                       =======           =======

Note 6 - Long-term debt:

                                                             September 30,  December 31,
                                                                  2003         2002
                                                               ----------   ----------
                                                                     (In thousands)

8.875% Senior Secured Notes,(euro)285 million principal amount   $326,924   $296,942
Revolving credit facility ....................................       --       27,077
Other ........................................................        827      1,887
                                                                 --------   --------
                                                                  327,751    325,906
Less current maturities ......................................        476      1,298
                                                                 --------   --------

                                                                 $327,275   $324,608
                                                                 ========   ========

     In March 2003 the Company borrowed (euro)15.0 million ($16.1 million when borrowed), in April 2003 the Company repaid NOK 80 million ($11.0 million when repaid), and in the third quarter of 2003 the Company repaid (euro) 30.0 million ($33.9 million when repaid) under the revolving credit facility.

Note 7 - Other noncurrent liabilities:

                                                     September 30,  December 31,
                                                         2003           2002
                                                     -------------  ------------
                                                            (In thousands)

Insurance claims and expenses ..................         $   814         $   889
Employee benefits ..............................           4,422           4,025
Environmental costs ............................           4,927           5,921
Other ..........................................           2,700           2,098
                                                         -------         -------

                                                         $12,863         $12,933
                                                         =======         =======

Note 8 - Other income (expense):

Operating items

     Royalty income relates to royalties received from KC for use of certain of the Company's intellectual property.

Nonoperating items

     Foreign currency transaction gain in the first nine months of 2002 included $13.1 million of noncash gains associated with the Company's dollar-denominated notes payable to affiliates which were repaid in June 2002.

Note 9 - Income taxes:

     The difference between the provision for income tax expense attributable to income before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.

                                                             Nine months ended
                                                                September 30,
                                                          ---------------------
                                                             2003         2002
                                                          ----------   ---------
                                                               (In thousands)

Expected tax expense ...................................   $ 21,611    $ 20,560
Non-U.S. tax rates .....................................       (236)     (3,514)
Valuation allowance ....................................       (732)     (1,491)
Refund of prior-year German taxes ......................    (24,564)       --
Currency transaction gains for which no income taxes
  were provided ........................................       --        (4,592)
Other, net .............................................         (7)     (1,083)
                                                           --------    --------

        Income tax (benefit) expense ...................   $ (3,928)   $  9,880
                                                           ========    ========

     The Company reduced its deferred income tax valuation allowance by $732,000 in the first nine months of 2003 and $1.5 million in the first nine months of 2002, primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria.

     Certain of the Company's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including penalties and interest.

     The Company has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately (euro)10.1 million ($11.6 million at September 30, 2003). The Company has filed protests to the assessments with respect to such years. The Company is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments is without merit. In April 2003 the Company received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999. The anticipated assessment, including interest, is expected to approximate
(euro)13.3 million ($15.2 million at September 30, 2003). The Company believes the proposed assessment related to 1999 is without merit and in April 2003 filed a written response in opposition to the notification of intent to assess. The Belgian tax authorities have indicated they intend to file a lien on the fixed assets of the Company's Belgian TiO2 operations.

     In 2002, the Company received a notification from the Norwegian tax authorities of their intent to assess tax deficiencies of approximately NOK 12.2 million ($1.7 million at September 30, 2003) relating to 1998 through 2000. The Company has objected to this proposed assessment in a written response to the Norwegian tax authorities.

     In the first  quarter  of 2003,  the  Company  was  notified  by the German
Federal Fiscal Court (the "Court") that the Court had ruled in the Company's favor concerning a claim-for-refund suit in which the Company sought refunds of prior taxes paid during the periods 1990 through 1997. The Company has filed certain amended German tax returns and expects to file additional amended German tax returns claiming such refunds for all years affected by the Court's decision, which is expected to result in an estimated refund of taxes and interest of approximately $40 million. Receipt of the German tax refunds is subject to satisfaction of various procedural requirements, including a review and acceptance of the amended German tax returns by the German tax authorities. Certain of these procedural requirements were satisfied in the second quarter of 2003 with respect to a portion of the refund claim, and in July 2003 the German tax authorities refunded the Company a portion of the total anticipated refund. The portion received in July was (euro)21.5 million ($24.6 million). The Company reflected this tax refund in its second quarter 2003 results of operations. The Company expects to receive the remaining refunds over the next four to six months, a portion of which may result in an additional income tax benefit.

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

     At September 30, 2003 the Company had the equivalent of approximately $452 million of income tax loss carryforwards in Germany with no expiration date. However, the Company has provided a deferred tax valuation allowance against substantially all of these income tax loss carryforwards because the Company currently believes they do not meet the "more-likely-than-not" recognition criteria. In August 2003, the German federal government proposed new tax law amendments that would limit the annual utilization of income tax loss carryforwards, to become effective in 2004. This proposal is similar to a proposal the German federal government introduced in 2002 that was never enacted. There can be no assurance that these proposed law amendments will be enacted and, if enacted, when they would become effective. Such proposal, if enacted as proposed, would significantly affect the Company's future income tax expense and cash tax payments.

     At September 30, 2003, the Company had net deferred tax liabilities of $65 million. The Company operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). The Company has provided a deferred tax valuation allowance of $165 million at September 30, 2003, principally related to Germany, partially offsetting deferred tax assets which the Company believes do not currently meet the "more-likely-than-not" recognition criteria.

Note 10 - Commitments and contingencies:

     The Company's Belgian subsidiary and various of its Belgian employees are the subject of civil and criminal proceedings relating to an accident that resulted in two fatalities at the Company's Langerbrugge, Belgium facility in October 2000. The investigation stage of these proceedings was completed in 2002. In May 2003 the Belgian authorities referred the proceedings against the Company's Belgian subsidiary and certain of its Belgian employees to the criminal court for trial. Trial briefs have been submitted to the criminal court by the parties and a final hearing and determination by the court is scheduled for January 2004.

     The Company currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

     For descriptions of certain other legal proceedings, environmental, income tax and other commitments and contingencies related to the Company, reference is made to (i) the 2002 Annual Report, (ii) the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003, and (iii) Note 9.

Note 11 -  Accounting principle not yet adopted:

     The Company is required to comply with the consolidation requirements of FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, beginning in the fourth quarter of 2003. The Company is still studying this newly-issued interpretation. While the Company currently does not believe it has any involvement with any variable interest entity (as that term is defined in FIN No. 46), the interpretation is complex, and the staff of the FASB continues to provide implementation guidance, and therefore the impact of adopting the consolidation requirements of FIN No. 46 has not yet been determined.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


                                             Three months ended                        Nine months ended
                                                September 30,                            September 30,
                                   -------------------------- ------------- -------------------------- -------------
                                        2003          2002      %Change          2003          2002      %Change
                                   ------------  ------------ ------------- ------------  ------------ -------------
                                                       (In millions, except percentages and metric tons)

Net sales and operating
  income
    Net sales                        $   173.4     $  154.3       +12%       $   534.5      $   440.0       +21%
    Cost of sales                        124.1        120.1        +3%           389.1          344.7       +13%
                                   ------------  ------------               ------------  ------------

      Gross margin                        49.3         34.2       +44%           145.4           95.3       +53%
    Selling, general and
    administrative expense                20.8         19.2        +8%            63.0           52.6       +20%
    Other operating income
    (expense):
        Currency transaction
        gains (losses), net                (.4)         -                         (1.5)           (.9)
        Royalty income                     1.4          1.5                        4.8            4.4
        Disposition of property
        and equipment                      (.2)         (.1)                       (.3)            .5
        Other income                        .1           .3                         .3             .4
        Other expense                      (.1)        -                           (.1)           (.2)
                                   ------------  ------------               ------------  ------------

      Income from operations        $     29.3    $    16.7       +75%       $    85.6     $     46.9       +83%
                                   ============  ============               ============  ============

TiO2 operating statistics
    Percent change in average
    selling price:
    Using actual foreign
    currency exchange rates                                       +14%                                      +22%
    Impact of changes in
    foreign currency exchange rates                               -10%                                      -15%
                                                              -------------                            -------------

    In billing currencies                                          +4%                                       +7%

    Sales volume (metric tons in
     thousands)                           74.1         75.0        -1%           232.1          232.7          *

    Production volume (metric
     tons in thousands)                   79.7         77.3        +3%           237.9          223.8        +6%


* less than 1%


     Comparison of three months ended September 30, 2003 and 2002 - Sales, cost of sales, gross margin, selling general and administrative expenses and income from operations

     The Company's sales and gross margin increased $19.1 million (12%) and $15.1 million (44%), respectively, in the third quarter of 2003 compared to the third quarter of 2002 due primarily to higher average TiO2 selling prices partially offset by lower TiO2 sales volumes. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, the Company's average TiO2 selling prices in billing currencies in the third quarter of 2003 were 4% higher than the third quarter of 2002. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, the Company's average TiO2 selling prices in the third quarter of 2003 increased 14% compared to the third quarter of 2002. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, the Company's average TiO2 selling prices in the third quarter of 2003 were comparable to the second quarter of the year.

     The Company's sales are denominated in various currencies, including the euro, other major European currencies and the U.S. dollar. The disclosure of the percentage change in the Company's average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with GAAP ("GAAP measure"). The Company discloses percentage changes in its average TiO2 prices in billing currencies because the Company believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 14% change in the Company's average TiO2 selling prices during the third quarter of 2003 as compared to the same period in 2002 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure) and the 4% change in the Company's average TiO2 selling prices in billing currencies (the non-GAAP measure) during such period is due to the effect of changes in foreign currency exchange rates. The above table presents in a tabular format (i) the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in the Company's average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     The Company's TiO2 sales volume in the third quarter of 2003 was 1% lower than the third quarter of 2002. The Company's TiO2 production volume in the third quarter of 2003 was 3% higher than the third quarter of 2002, with operating rates at near full capacity in both the third quarter of 2003 and 2002.

     The increase in average TiO2 selling prices increased gross margin by $5.2 million, while the lower TiO2 sales volume decreased gross margin by $.5 million. The effect of the increase in TiO2 production volumes during the third quarter of 2003 as compared to the third quarter of 2002 was not material.

     The Company's cost of sales increased $4.0 million (3%) in the third quarter of 2003 compared to the third quarter of 2002. The Company's cost of sales as a percentage of net sales decreased from 78% in the third quarter of 2002 to 72% in the third quarter of 2003 primarily due to the higher average selling prices and higher production volumes.

     The increase in the Company's gross margin, quantified above, is due to the net effects of the changes in sales and cost of sales during such periods.

     The Company's selling, general and administrative expenses in the third quarter of 2003 were approximately $1.6 million (8%) higher than the third quarter of 2002 primarily due to the effects of foreign currency translation, which increased the Company's expenses in the third quarter of 2003 as compared to the same period in 2002. The Company's selling, general and administrative expenses were approximately 12% of sales in both the third quarter of 2003 and 2002.

     A significant amount of the Company's sales and operating costs are denominated in currencies other than the U.S. dollar, principally the euro and other major European currencies. A portion of the Company's sales are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of the Company's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased the Company's sales in the third quarter of 2003 by a net $15.7 million compared to the same period in 2002. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted the Company's foreign currency-denominated operating expenses. The Company's operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in the third quarter of 2003 compared to the same period in 2002. Overall, the net impact of currency exchange rate fluctuations increased the Company's income from operations in the third quarter of 2003 by a net $2.7 million compared to the third quarter of 2002.

     Other operating income (expense) in each of the third quarter of 2003 and 2002 were comprised principally of foreign currency transaction gains and losses, royalty income and ordinary course of business gains and losses on the disposal of property and equipment used in the Company's TiO2 operations. See
Note 8 to the Consolidated Financial Statements.

     As a net result of the items discussed above, the Company's income from operations increased 75% from $16.7 million in the third quarter of 2002 to $29.3 million in the third quarter of 2003.

     Comparison of nine months ended September 30, 2003 and 2002 - Sales, cost of sales, gross margin, selling general and administrative expenses and income from operations

     The Company's sales and gross margin increased $94.5 million (21%) and $50.1 million (53%), respectively, in the first nine months of 2003 compared to the first nine months of 2002 due primarily to higher average TiO2 selling prices and higher TiO2 production volume, partially offset by slightly lower TiO2 sales volume and higher operating costs (particularly energy costs, which increased by approximately $2 million). Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, the Company's average TiO2 selling price in billing currencies in the first nine months of 2003 was 7% higher than the first nine months of 2002. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, the Company's average TiO2 selling prices in the first nine months of 2003 increased 22% compared to the first nine months of 2002.

     The difference between the 22% change in the Company's average TiO2 selling prices during the first nine months of 2003 as compared to the same period in 2002 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure) and the 7% change in the Company's average TiO2 selling prices in billing currencies (the non-GAAP measure) during such period is due to the effect of changes in foreign currency exchange rates. The above table presents in a tabular format (i) the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in the Company's average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     The Company's TiO2 sales volumes in the first nine months of 2003 were slightly lower than the first nine months of 2002. The Company's TiO2 production volumes in the first nine months of 2003 were 6% higher than the first nine months of 2002, with operating rates at near full capacity in both the first nine months of 2003 and 2002.

     The increase in average TiO2 selling prices and higher TiO2 production volumes increased gross margin by $25.1 million and $5.6 million, respectively. The effect of the decrease in TiO2 sales volumes during the first nine months of 2003 as compared to the same period in 2002 was not material.

     The Company's cost of sales increased $44.4 million (13%) in the first nine months of 2003 compared to the first nine months of 2002. The Company's cost of sales as a percentage of net sales decreased from 78% in the first nine months of 2002 to 73% in the first nine months of 2003 primarily due to the higher average selling prices and higher production volume, partially offset by the higher operating costs.

     The increase in the Company's gross margin, quantified above, is due to the net effects of the changes in sales and cost of sales during such periods.

     The Company's selling, general and administrative expenses increased $10.4 million (20%) in the first nine months of 2003 as compared to the first nine months of 2002 primarily due to the effects of foreign currency translation, which increased the Company's expenses in the first nine months of 2003 as compared to the same period in 2002. The Company's selling, general and administrative expenses were approximately 12% of sales in the first nine months of both 2003 and 2002.

     As discussed above, the Company's operations and assets are located outside the United States (primarily in Germany, Belgium and Norway). Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased the Company's sales in the first nine months of 2003 by a net $69.3 million compared to the same period in 2002, and increased the Company's income from operations by $5.2 million.

     Other operating income (expense) in each of the first nine months of 2003 and 2002 were comprised principally of foreign currency transaction gains and losses, royalty income and ordinary course of business gains and losses on the disposal of property and equipment used in the Company's TiO2 operations. See
Note 8 to the Consolidated Financial Statements.

     As a net result of the items discussed above, the Company's income from operations increased 83% from $46.9 million in the first nine months of 2002 to $85.6 million in the first nine months of 2003.

Outlook

     The Company expects that its income from operations in 2003 will be higher than in 2002 primarily due to higher average TiO2 selling prices and production volume, partially offset by higher operating costs (particularly energy costs). The Company's TiO2 production volume in 2003 is expected to be higher than the Company's 2003 TiO2 sales volume, with finished goods inventories rising modestly. The Company's expectations as to the future prospects for the Company and the TiO2 industry are based upon a number of factors beyond the Company's control, including worldwide growth of gross domestic product, competition in the market place, unexpected or earlier-than-expected capacity additions by competitors and technological advances. If actual developments differ from the Company's expectations, the Company's results of operations could be unfavorably affected.

  Other income (expense) items

     The following table sets forth certain information regarding other income (expense).

                                   Three months ended            Nine months ended
                                     September 30,                 September 30,
                               ---------------------------  ---------------------------
                                 2003     2002  Difference   2003     2002    Difference
                               -------   ------   ------    ------   ------    -------
                                                    (In millions)

Trade interest income ........   $  .2   $  .7   $ (.5)     $  .5    $ 1.2    $ (.7)
Interest and income from
     affiliates ..............    --       3.6    (3.6)      --       22.8    (22.8)
Foreign currency
 transaction gain ............    --      --      --         --       15.8    (15.8)
Interest expense .............    (8.2)   (7.6)    (.6)     (24.3)    (9.3)   (15.0)

Interest expense to affiliates    --      --      --          (.1)   (18.7)    18.6
                                 -----   -----   -----      -----    -----    -----

                                 $(8.0)  $(3.3)  $(4.7)     $(23.9)  $11.8    $(35.7)
                                 =====   =====   =====        =====    =====   =====

     Interest income was lower in the third quarter and the first nine months of 2003 as compared to the year earlier periods due to lower levels of available funds invested and lower average yields. The Company expects interest income to be lower for full-year 2003 than full-year 2002 due to lower average yields and lower average levels of funds available for investment.

     Interest income from affiliates decreased $3.6 million and $22.8 million, respectively, from the third quarter and first nine months of 2002 due to the redemption and extinguishments of all notes receivable from affiliates in July 2002. As a result of the redemption and extinguishments of affiliate notes receivable, the Company does not expect a material amount of interest income from affiliates in 2003.

     Foreign currency transaction gains in the first nine months of 2002 related primarily to the Company's dollar-denominated, 11.75% Second-tier Senior Mirror Note payable to Kronos, which was repaid in June 2002 using a portion of the proceeds from the Senior Secured Notes offering. As a result of the repayment of this loan from affiliate, the Company does not expect any nonoperating foreign currency transaction gains or losses in 2003.

     Interest expense to third parties in the third quarter and first nine months of 2003 increased $.6 million and $15.0 million, respectively, from the third quarter and first nine months of 2002 primarily due to higher levels of outstanding debt and associated currency effects. Interest expense to affiliates decreased $18.6 million from the first nine months of 2002 due to the repayment of loans from affiliates in June 2002 using proceeds from the Company's
(euro)285 million Senior Secured Notes offering (the "Notes"). The Company expects its aggregate interest expense for full-year 2003 to be higher than full-year 2002 due to higher levels of outstanding indebtedness, offset in part by the effect of lower average rates on outstanding borrowings. As a result of the repayment of the loans from affiliates in June 2002, the Company does not expect a material amount of interest expense to affiliates in 2003.

  Provision for income taxes

         See Note 9 to the Consolidated Financial Statements.

  Recently adopted accounting principle

     As described in Note 1 to the Consolidated Financial Statements, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003.

  Accounting principle not yet adopted

         See Note 11 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 2003 and 2002 are presented below.

                                                                             Nine months ended
                                                                                September 30,
                                                                             ------------------
                                                                              2003     2002
                                                                             -------  ------
                                                                               (In millions)

Net cash provided (used) by:
Operating activities ......................................................   $77.3    $50.1
Investing activities ......................................................   (21.9)   (15.9)
Financing activities ......................................................   (54.8)   (55.6)
                                                                              -----    -----

  Net cash provided (used) by operating, investing and financing activities   $  .6    $(21.4)
                                                                              =====    =====

  Operating activities

     The TiO2 industry is cyclical and changes in economic conditions within the industry significantly affect the earnings and operating cash flows of the Company. Cash flows from operations is the primary source of liquidity for the Company. Changes in TiO2 pricing, production volume and customer demand, among other things, could significantly affect the liquidity of the Company. Relative changes in assets and liabilities generally result from the timing of production, sales, purchases and income tax payments. Such relative changes can significantly impact the comparability of cash flow from operations from period to period, as the statement of income impact of such items may occur in a different period from when the underlying cash transaction occurs. For example, raw materials may be purchased in one period, but the payment for such raw materials may occur in a subsequent period. Similarly, inventory may be sold in one period, but the cash collection of the receivable may occur in a subsequent period.

     Cash flows from operating activities increased from $50.1 million in the first nine months of 2002 to $77.3 million in the first nine months of 2003. This $27.2 million increase was due primarily to the net effect of (i) higher net income of $16.8 million, (ii) higher depreciation expense of $4.9 million,
(iii) $13.1 million of lower noncash currency transaction gains, $21.8 million lower noncash interest income from affiliates and $5.5 million lower noncash interest expense to affiliates in the first nine months of 2003, (iv) $4.5 million higher deferred income tax expense in 2003 and (v) $35.4 million of higher net cash used to fund changes in the Company' inventories, receivables, payables and accounts with affiliates in the first nine months of 2003. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivable. Relative changes in inventories and accounts payable and accrued liabilities and accounts with affiliates are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volume and sales volume.

  Investing activities

     The Company's capital expenditures were $21.1 million and $15.3 million in the first nine months of 2003 and 2002, respectively. Capital expenditures in the first nine months of 2002 included approximately $2.6 million related to reconstruction of the Company's Leverkusen, Germany sulfate plant damaged in the March 2001 fire.

  Financing activities

     In June 2002, the Company's operating subsidiaries in Germany, Belgium and Norway entered into a new three-year (euro)80 million secured revolving credit facility ("European Credit Facility") and borrowed (euro)13 million ($13 million when borrowed) and NOK 200 million ($26 million when borrowed) which, along with available cash, was used to repay and terminate the Company's short term notes payable ($53.2 million when repaid). In the third quarter of 2002, the Company repaid a net euro-equivalent 12.7 million ($12.4 million when repaid) of the European Credit Facility. See Note 6 to the Consolidated Financial Statements.

     In March 2003 the Company borrowed (euro)15 million ($16.1 million when borrowed), in April 2003 the Company repaid NOK 80 million ($11.0 million when repaid) and in the third quarter of 2003 the Company repaid (euro)30.0 million ($33.9 million when repaid) under the European Credit Facility.

     In June 2003 the Company paid a $25.0 million dividend to Kronos. No dividends were paid in the first or third quarters of 2003.

     In March 2002 the Company repaid $25 million in principal amount of affiliate indebtedness to Kronos. In June 2002 the Company issued (euro)285 million ($280 million when issued) principal amount of Notes due 2009. In June 2002 the Company repaid $169 million principal amount, plus accrued interest of affiliate indebtedness to Kronos and (euro)113.8 million ($111.8 million), including interest, of the euro-denominated note payable to Kronos with proceeds from the offering of the Notes.

     Deferred financing costs of $9.3 million for the Notes and the European Credit Facility are being amortized over the life of the respective agreements and are included in other noncurrent assets as of September 30, 2003.

     Cash flows related to capital contributions and other transactions with affiliates aggregated a net cash inflow of $2.9 million for the first nine months of 2002. Such amounts relate principally to cash flows related to dividends or loans KII received from, or capital contributions or loans KII made to affiliates (such notes receivable from affiliates having previously been reported as a reduction of the Company's stockholder's equity, and therefore considered financing cash flows). As discussed in Note 1 of the Consolidated Financial Statements, KII transferred its Canadian operations to Kronos in April 2002, and accordingly KII no longer reports such capital transaction cash flows related to such Canadian operations subsequent to April 2002.

     Cash,  cash   equivalents,   restricted  cash  and  noncurrent   restricted
marketable debt securities and borrowing availability

     At September 30, 2003, the Company had cash and cash equivalents aggregating $16.8 million, current restricted cash equivalents of $836,000 and noncurrent restricted marketable debt securities of $2.0 million. Based upon expectations for the TiO2 industry and anticipated demands on cash resources as discussed herein, the Company expects to have sufficient liquidity to meet near-term obligations including operations, capital expenditures and debt service. To the extent that actual developments differ from expectations, liquidity could be adversely affected.

     Certain of the Company's subsidiaries had approximately $89 million available for borrowing at September 30, 2003 under the European Credit Facility. At September 30, 2003, the Company had approximately $60 million available for payments of dividends and other restricted payments as defined in the Notes indenture. At September 30, 2003, the Company had complied with all financial covenants governing its debt agreements.

  Income tax contingencies

         See Note 9 to the Consolidated Financial Statements.

    Commitments and contingencies

         See Note 10 to the Consolidated Financial Statements.


  Non-GAAP financial measures

     In an effort to provide investors with additional information regarding the Company's results as determined by GAAP, the Company has disclosed certain non-GAAP information which the Company believes provides useful information to investors.

     As discussed above, the Company discloses percentage changes in its average TiO2 prices in billing currencies, which excludes the effects of foreign currency translation. Such disclosure of the percentage change in the Company's average TiO2 selling price in billing currencies is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable GAAP measure. The Company discloses percentage changes in its average TiO2 prices in billing currencies because the Company believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency
exchange  rates,  thereby  facilitating   period-to-period  comparisons  of  the
relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods.

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

  Special note regarding forward-looking statements

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the SEC including, but not limited to, the following:

o    Future supply and demand for the Company's products,
o    The cyclicality of the Company's TiO2 business,
o Customer inventory levels (such as the extent to which the Company's customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases),
o    Changes in raw material and other operating costs (such as energy costs),
o    The possibility of labor disruptions,
o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things, TiO2),
o    Competitive products and substitute products,
o    Customer and competitor strategies,
o    The impact of pricing and production decisions,
o    Competitive technology positions,
o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro and the Norwegian kroner),
o    Operating  interruptions  (including,  but not limited to, labor  disputes,
     leaks,   fires,   explosions,   unscheduled   or  unplanned   downtime  and
     transportation interruptions),
o    Recoveries from insurance claims and the timing thereof,
o    The ability of the Company to renew or refinance credit facilities,
o    The ultimate outcome of income tax audits or other tax matters, and
o    Possible future litigation.

     Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

ITEM 4.      CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold
C. Simmons, the Company's Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President, Finance, have evaluated the Company's disclosure controls and procedures as of September 30, 2003. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

     The Company also maintains a system of internal controls over financial reporting. The term "internal control over financial reporting," as defined by regulations of the SEC, means a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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

     There has been no change to the Company's system of internal controls over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Reference is made to Note 10 to the Consolidated Financial Statements, and to the 2002 Annual Report and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003 for descriptions of certain previously reported legal proceedings.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               The Company has retained a signed original of any exhibit listed below that contains signatures, and the Company will provide any such exhibit to the SEC or its staff upon request.

               10.1 - Amendment dated August 11, 2003 to the Contract on Supplies and Services among Bayer AG, Kronos Titan-GmbH & Co. OHG and Kronos International (English translation of German language document) - incorporated by reference to Exhibit 10.32 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

               31.1 - Certification.

               31.2 - Certification.

               32.1 - Certification.

          (b)  Reports on Form 8-K

               Reports on Form 8-K for the quarter ended September 30, 2003:

               None.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           KRONOS INTERNATIONAL, INC.
                                  (Registrant)



Date:  November 14, 2003                By  /s/ Gregory M. Swalwell
                                                -------------------------------
                                                Gregory M. Swalwell
                                                Vice President, Finance
                                               (Principal Accounting Officer and
                                                Principal Financial Officer)