Form 10-K
period 2003-12-31
KRONOS INTERNATIONAL INC
filed 2004-03-15
CIK 1176236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 - For the fiscal year ended December 31, 2003


         Commission file number 333-100047

                           KRONOS INTERNATIONAL, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                           22-2949593
---------------------------------                       ------------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas                    75240-2697
--------------------------------------------           ------------------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (972) 233-1700
                                                        -----------------------

Securities registered pursuant to Section 12(b) of the Act:

                  None.

Securities registered pursuant to Section 12(g) of the Act:

                  None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Securities Exchange Act). Yes   No  X

No common stock was held by nonaffiliates of the Registrant as of June 30, 2003 (the last business day of the Registrant's most recently-completed second fiscal quarter).

As of February 27, 2004, 2,968 shares of the Registrant's common stock were outstanding.

The Registrant is a wholly-owned subsidiary of Kronos Worldwide, Inc. (File No. 1-31763) and meets the conditions set forth in General Instructions I(1) (a) and
(b) and is therefore filing this Form 10-K with the reduced disclosure format.

                       Documents incorporated by reference

None.


                                     PART I


ITEM 1.  BUSINESS

     Kronos International, Inc., ("KII") is incorporated in the State of Delaware, U.S.A., and is registered in the Commercial Register of the Federal Republic of Germany. KII's principal place of business is in Leverkusen, Germany.

     KII is a wholly-owned subsidiary of Kronos Worldwide, Inc. ("Kronos") (NYSE: KRO). At December 31, 2003, NL Industries, Inc. (NYSE: NL) held 51% of the outstanding common stock of Kronos. NL conducts its titanium dioxide pigments ("TiO2") operations through Kronos, which is the world's fifth largest producer of TiO2. KII conducts Kronos' European TiO2 operations.

     At December 31, 2003, (i) Valhi, Inc (NYSE: VHI) and a wholly-owned subsidiary of Valhi owned an aggregate of 84% of NL's outstanding common stock,
(ii) Valhi and a wholly-owned subsidiary of Valhi owned an additional 42% of Kronos' outstanding common stock and (iii) Contran Corporation and its subsidiaries held approximately 90% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board and Chief Executive Officer of NL, Kronos and the Company, as well as the Chairman of the Board of each of Contran, Valhi, Kronos and the Company, may be deemed to control each of such companies. See Notes 1 and 12 to the Consolidated Financial Statements.

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Annual Report on Form 10-K relating to matters that are not historical facts, including, but not limited to, statements found in this Item 1 - "Business,"
Item 3 - "Legal Proceedings," Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk," are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Annual Report and those described from time to time in the Company's other filings with the SEC including, but not limited to, the following:

o    Future supply and demand for the Company's products,
o The extent of the dependence of certain of the Company's businesses on certain market sectors,
o    The cyclicality of the Company's businesses,
o Customer inventory levels (such as the extent to which the Company's customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases),
o    Changes in raw material and other operating costs (such as energy costs),
o    The possibility of labor disruptions,
o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2),
o    Competitive products and substitute products,
o    Customer and competitor strategies,
o    The impact of pricing and production decisions,
o    Competitive technology positions,
o    The introduction of trade barriers,
o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro and the Norwegian kroner),
o    Operating  interruptions  (including,  but not limited to, labor  disputes,
     leaks,   fires,   explosions,   unscheduled   or  unplanned   downtime  and
     transportation interruptions),
o    The ability of the Company to renew or refinance credit facilities,
o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
o    Government laws and regulations and possible changes therein,
o    The ultimate resolution of pending litigation, and
o    Possible future litigation.

     Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of changes in information, future events or otherwise.

     Industry. Titanium dioxide pigments are chemical products used for imparting whiteness, brightness and opacity to a wide range of products, including paints, plastics, paper, fibers, food, ceramics and cosmetics. TiO2 is considered a "quality-of-life" product with demand affected by gross domestic product in various regions of the world.

     Pricing within the global TiO2 industry over the long term is cyclical, and changes in industry economic conditions, especially in Western industrialized nations, can significantly impact the Company's earnings and operating cash flows. The Company's average TiO2 selling prices were generally decreasing during all of 2001 and the first quarter of 2002, were generally flat during the second quarter of 2002, were generally increasing during the third and fourth quarters of 2002 and the first quarter of 2003, were generally flat during the second quarter of 2003 and were generally decreasing during the third and fourth quarters of 2003. Industry-wide demand for TiO2 is estimated to have been flat or declined slightly throughout 2003. This is believed to have been the result of lower customer inventory levels resulting from overall declining selling prices. Volume demand in 2004 is expected to increase moderately over 2003 levels.

     The Company is the second largest producer of TiO2 in Europe with an estimated 18% share of European TiO2 sales volume. The Company is a leading producer and marketer of TiO2 in Germany, with an estimated 26% share of sales volume in 2003, and is among the leading marketers of TiO2 in the Benelux and Scandinavian markets. By sales volume, the Company sells approximately 13% of its total sales to the North American market through its affiliates, Kronos
(US), Inc. ("KUS") and Kronos Canada, Inc. ("KC"). Per capita consumption of TiO2 in the United States and Western Europe far exceeds that in other areas of the world and these regions are expected to continue to be the largest consumers of TiO2. Significant regions for TiO2 consumption could emerge in Eastern Europe, the Far East or China as the economies in these regions develop to the point that quality-of-life products, including TiO2, are in greater demand. The Company believes that, due to its strong presence in Western Europe, it is well positioned to participate in growth in consumption of TiO2 in Eastern Europe. Geographic information is contained in Note 2 to the Consolidated Financial Statements.

     Products and operations. TiO2 is produced in two crystalline forms: rutile and anatase. Rutile TiO2 is a more tightly bound crystal that has a higher refractive index than anatase TiO2 and, therefore, provides better opacification and tinting strength in many applications. Although many end-use applications can use either form of TiO2, rutile TiO2 is the preferred form for use in coatings, plastics and ink. Anatase TiO2 has a bluer undertone and is less abrasive than rutile TiO2, and it is often preferred for use in paper, ceramics, rubber and man-made fibers.

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

     The Company currently produces over 40 different TiO2 grades, sold under the Kronos trademark, which provide a variety of performance properties to meet customers' specific requirements. The Company's major customers include domestic and international paint, plastics and paper manufacturers.

     The Company has manufacturing facilities located in Germany, Belgium and Norway. The Company and its distributors and agents sell and provide technical services for its products to over 4,000 customers. TiO2 is distributed by rail, truck and ocean carrier in either dry or slurry form. The Company conducts sales and marketing activities in over 100 countries worldwide. Kronos, the Company and its predecessors have produced and marketed TiO2 in North America and Europe for over 80 years. As a result, the Company believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products. By volume, approximately 73% of the Company's 2003 TiO2 sales were to Europe, with approximately 13% to North America and the balance to other markets.

     The Company is also engaged in the mining and sale of ilmenite ore (a raw material used directly as a feedstock by some sulfate-process TiO2 plants) pursuant to a governmental concession with an unlimited term that allows the Company to operate an ilmenite mine in Norway. The ore body, owned by the Norwegian government, has estimated ilmenite reserves that are expected to last at least 20 years. Approximately 7% of the Company's consolidated net sales in 2001 and 2002 and 6% in 2003 represented ilmenite sales to third-party customers. The Company is also engaged in the manufacture and sale of iron-based water treatment chemicals (derived co-products of the pigment production processes). The Company's water treatment chemicals (marketed under the name Ecochem) are used as treatment and conditioning agents for industrial effluents and municipal wastewater, and in the manufacture of iron pigments. Sales of water treatment chemicals were approximately 5% of the Company's revenues in each of 2001, 2002 and 2003.

     Manufacturing process and raw materials. TiO2 is manufactured by the Company using both the chloride process and the sulfate process. Approximately 65% of the Company's current production capacity is based on the chloride process. The chloride process is a continuous process in which chlorine is used to extract rutile TiO2. In general, the chloride process is also less intensive than the sulfate process in terms of capital investment, labor and energy. Because much of the chlorine is recycled and feedstock bearing a higher titanium content is used, the chloride process produces less waste than the sulfate process. The sulfate process is a batch chemical process that uses sulfuric acid to extract TiO2. Sulfate technology normally produces either anatase or rutile pigment. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is 'finished' into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive milling and micronizing.

     Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride-process pigments has increased relative to sulfate-process pigments and, in 2003, chloride-process production facilities represented approximately 62% of industry capacity.

     The Company produced a Company record 320,000 metric tons of TiO2 in 2003, compared to 293,000 metric tons produced in 2002 and 269,000 metric tons in 2001. The Company's average production capacity utilization rate in 2003 was 98%, up from 93% in 2002. The rates in 2002 and 2003 were higher than 2001 due in part to debottlenecking activities. The Company believes its current annual attainable production capacity is approximately 325,000 metric tons. The Company expects this production capacity will be increased by approximately 8,000 metric tons, primarily at its chloride facilities, with moderate capital expenditures, bringing the Company's capacity to approximately 333,000 metric tons during 2005.

     The primary raw materials used in the TiO2 chloride production process are titanium-containing feedstock, derived from sand ilmenite, natural rutile ore, chlorine and coke. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers around the world, principally in Australia, South Africa, Canada, India and the United States. The Company purchased approximately 250,000 metric tons of chloride feedstock in 2003, of which the vast majority was slag.

     Through KUS the Company purchased slag in 2003 from two subsidiaries of Rio Tinto plc UK - Richards Bay Iron and Titanium Limited South Africa and Q.I.T. Fer et Titane Inc. Canada ("Q.I.T,") under long-term supply contracts that expire at the end of 2007 and 2006 respectively. Natural rutile ore is purchased primarily from Iluka Resources, Limited (Australia), a company formed through the merger of Westralian Sands Limited (Australia) and RGC Mineral Sands, Ltd., under a long-term supply contract that expires at the end of 2005. The Company and KUS do not expect to encounter difficulties obtaining long-term extensions to existing supply contracts prior to the expiration of the contracts. Raw materials purchased under these contracts and extensions thereof are expected to meet the Company's chloride feedstock requirements over the next several years.

     The primary raw materials used in the TiO2 sulfate production process are titanium-containing feedstock derived primarily from rock and sand ilmenite and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically integrated producers of sulfate-process pigments, the Company operates a rock ilmenite mine in Norway, which provided all of the Company's feedstock for its European sulfate-process pigment plants in 2003. The Company produced approximately 860,000 metric tons of ilmenite in 2003 of which approximately 300,000 metric tons were used internally, with the remainder sold to third parties.

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

     Competition. The TiO2 industry is highly competitive. The Company competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of the Company's grades and substantially all of the Company's production are considered commodity pigments with price generally being the most significant competitive factor. During 2003 the Company had an estimated 18% share of European TiO2 sales volume, and believes that it is the leading seller of TiO2 in Germany and is among the leading marketers in the Benelux and Scandinavian markets.

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

     Research and development. The Company's expenditures for research and development and certain technical support programs were approximately $5 million in 2001, $6 million in 2002 and $7 million in 2003. Research and development activities are conducted principally at the Leverkusen, Germany facility. Such activities are directed primarily toward improving both the chloride and sulfate production processes, improving product quality and strengthening the Company's competitive position by developing new pigment applications.

     Patents and trademarks. Patents held for products and production processes are believed to be important to the Company and to the continuing business activities of the Company. The Company continually seeks patent protection for its technical developments, principally in the United States, Canada and Europe, and from time to time enters into licensing arrangements with third parties.

     The Company's major trademarks, including Kronos(TM) and Ecochem(TM), are protected by registration in Europe, the United States and elsewhere with respect to those products it manufactures and sells.

     Foreign operations. The Company's chemical businesses have operated in the European markets since the 1920s. The Company's current production capacity is located in Europe with its net property and equipment aggregating approximately $368 million at December 31, 2003. The Company's operations include production facilities in Germany, Belgium and Norway and sales and distribution facilities in England, France, Denmark and the Netherlands. Approximately $568 million of the Company's 2003 consolidated sales were to European customers and approximately $148 million to customers in areas other than Europe, including approximately $58 million of sales to customers in the U.S. through affiliates. Foreign operations are subject to, among other things, currency exchange rate fluctuations and the Company's results of operations have, in the past, been both favorably and unfavorably affected by fluctuations in currency exchange rates. Effects of fluctuations in currency exchange rates on the Company's results of operations are discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."

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

     Customer base and annual seasonality. The Company believes that neither its aggregate sales nor those of any of its principal product groups are concentrated in or materially dependent upon any single customer or small group of customers. The Company's largest ten TiO2 pigment customers, excluding sales to Kronos and affiliates, accounted for approximately 20% of net sales in 2003. Neither the Company's business as a whole nor that of any of its principal product groups is seasonal to any significant extent. Due in part to the increase in paint production in the spring to meet the spring and summer painting season demand, TiO2 sales are generally higher in the first half of the year than in the second half of the year.

     Employees. As of December 31, 2003, the Company employed approximately 1,950 persons. Hourly employees in European production facilities are represented by a variety of labor unions, with labor agreements having various expiration dates. The Company believes its labor relations are good.

     Regulatory and environmental matters. The Company's operations are governed by various environmental laws and regulations. Certain of the Company's businesses are, or have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of the Company have the potential to cause environmental or other damage. The Company has implemented and continues to implement various policies and programs in an effort to minimize these risks. The policy of the Company is to maintain compliance with applicable environmental laws and regulations at all its facilities and to strive to improve its environmental performance. It is possible that future developments such as stricter requirements in environmental laws and enforcement policies thereunder, could adversely affect the Company's production, handling, use, storage, transportation, sale or disposal of such substances as well as the Company's consolidated financial position, results of operations or liquidity.

     The Company's production facilities operate in an environmental regulatory framework in which governmental authorities typically are granted broad discretionary powers that allow them to issue operating permits required for the plants to operate. The Company believes that all its plants are in substantial compliance with applicable environmental laws. Neither the Company nor any of its subsidiaries have been notified of any environmental claim by any applicable federal, state, provincial or local environmental authority.

     While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory denominator is provided by the European Union (the "EU"). Germany and Belgium are members of the EU and follow its initiatives. Norway, although not a member, generally patterns its environmental regulatory actions after the EU. The Company believes that it has obtained all required permits and is in substantial compliance with applicable EU requirements, including EU Directive 92/112/EEC regarding establishment of procedures for reduction and eventual elimination of pollution caused by waste from the TiO2 industry.

     At the Company's sulfate plant facilities other than Fredrikstad, Norway, the Company recycles spent acid either through contracts with third parties or using the Company's own facilities. At its Fredrikstad, Norway plant, the Company ships its spent acid to a third party location where it is treated and disposed. The Company has a contract with a third party to treat certain by-products of its German sulfate-process plants. Either party may terminate the contract after giving four years advance notice with regard to its Nordenham, Germany plant. Under certain circumstances, the Company may terminate the contract after giving six months notice with respect to treatment of by-products from the Leverkusen, Germany plant.

     The Company is also involved in various other environmental, contractual, product liability and other claims and disputes incidental to its business.

     The Company's capital expenditures related to its ongoing environmental protection and improvement programs in 2003 were approximately $5 million, and are currently expected to be approximately $5 million in 2004.

     Website and other available information. The Company does not maintain a website on the Internet. However, NL maintains a website on the Internet with the address of www.nl-ind.com. Copies of this Annual Report on Form 10-K for the year ended December 31, 2003 and copies of the Company's Quarterly Reports on Form 10-Q for 2003 and 2004 and any Current Reports on Form 8-K for 2003 and 2004, and any amendments thereto, are or will be available free of charge at such website as soon as reasonably practical after they are filed with the SEC. Information contained on NL's website is not part of this report.

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

ITEM 2.  PROPERTIES

     The Company currently operates four TiO2 plants (one in Leverkusen, Germany; one in Nordenham, Germany; one in Langerbrugge, Belgium; and one in Fredrikstad, Norway). The Company also operates an ilmenite ore mine in Hauge i Dalane, Norway pursuant to a governmental concession. See Note 13 to the Consolidated Financial Statements.

     The Company's principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, with about 50% of the Company's current TiO2 production capacity, is located within an extensive manufacturing complex owned by Bayer AG. Rent for the Leverkusen facility is periodically established by agreement with Bayer AG for periods of at least two years at a time. Under a separate supplies and services agreement expiring in 2011, Bayer provides some raw materials, including chlorine and certain amounts of sulfuric acid, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. The lease and the supplies and services agreement have certain restrictions regarding the Company's ability to transfer ownership or use of the Leverkusen facility.

     The Company owns all of its principal production facilities described above, except for the land under the Leverkusen and Fredrikstad facilities the Company also operates an ilmenite ore mine in Norway pursuant to a governmental concession with an unlimited term to operate the ilmenite mine in Norway.

     The Company has under lease various corporate and administrative offices located in Leverkusen, Germany and Brussels, Belgium and various sales offices located in France, the Netherlands, Denmark and the United Kingdom.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings. Certain information called for by this Item is included in Note 13 to the Consolidated Financial Statements, which information is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Omitted pursuant to the General Instruction I of Form 10-K.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of KII's common stock is held by Kronos. There is no established public trading market for KII's common stock. The indenture governing KII's 8.875% Senior Notes Due 2009 limits the ability of the Company to pay dividends or make other restricted payments, as defined. The aggregate amount of dividends and other restricted payments since June 2002 may not exceed 75% of the aggregate consolidated net income, as defined in the indenture, plus $25 million. KII currently expects to pay dividends as permitted by the indenture; however declaration and payment of future dividends and the amount thereof is dependent upon the Company's results of operations, financial condition, contractual limitations, cash requirements for its businesses and other factors deemed relevant by the Company's Board of Directors. See Note 6 to the Consolidated Financial Statements. At December 31, 2003, $70 million was available for dividends or other restricted payments, as defined.

     In January 2004, the Company paid a $60 million dividend to Kronos. The declaration and payment of future dividends is discretionary, and the amount, if any, will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Company's Board of Directors.

ITEM 6.           SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - "Management's
Discussion and Analysis of Financial Condition and Results of Operations." Certain amounts have been reclassified to conform with the current year's Consolidated Financial Statements.


                                                                       Years ended December 31,
                                                    1999         2000          2001           2002          2003
                                                                (In millions, except per share data)

STATEMENTS OF OPERATIONS DATA:
   Net sales                                     $ 620.3      $ 620.5      $ 554.6        $ 579.7        $ 715.9
   Net income (1)                                   41.9         80.1        113.7           52.3           81.8

BALANCE SHEET DATA (at year end):
   Total assets                                    580.4        530.1        532.5          611.3          750.5
   Long-term debt including current maturities     244.5        196.1        482.9          325.9          356.7
   Redeemable preferred stock and profit
     participation certificates                    489.1        504.9        617.4             -             -
   Stockholder's equity (deficit)                 (442.9)      (427.7)      (777.5)          76.8          111.6

TiO2 OPERATING STATISTICS:
   Sales volume*                                   291          294          265            297            310
   Production volume*                              272          297          269            293            320
   Production rate as a percentage of capacity     90%         Full           87%            93%            98%


       * Metric tons in thousands

(1)  Net income in 1999 includes a $57.7 million  income tax benefit  related to
     (i) a favorable resolution of the Company's previously-reported tax contingency in Germany ($29.1 million) and (ii) a net reduction in the Company's deferred income tax asset valuation allowance due to a change in the estimate of the Company's ability to utilize certain income tax attributes under the "more-likely-than-not" recognition criteria ($28.6 million).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical accounting policies and estimates

     The accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations" are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventory reserves, impairments of investments in marketable securities and investments accounted for by the equity method, the recoverability of other long-lived assets (including goodwill and other intangible assets), pension benefit obligations and the underlying actuarial assumptions related thereto, the realization of deferred income tax assets and accruals for, litigation, income tax and other contingencies. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from previously-estimated amounts under different assumptions or conditions.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

o The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments and other factors. The Company takes into consideration the current financial condition of its customers, the age of the outstanding balance and the current economic environment when assessing the adequacy of the allowance. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. During 2001, 2002 and 2003, the net amount written off against the allowance for doubtful accounts as a percentage of the balance of the allowance for doubtful accounts as of the beginning of the year ranged from 12% to 24%.

o The Company provides reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value using assumptions about future demand for its products and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. The Company also provides reserves for tools and supplies inventory based generally on both historical and expected future usage requirements.

o The Company recognizes an impairment charge associated with its long-lived assets, including property and equipment, whenever it determines that recovery of such long-lived asset is not probable. Such determination is made in accordance with the applicable GAAP requirements associated with the long-lived asset, and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.

     Underapplicable GAAP (SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), property and equipment is not assessed for impairment unless certain impairment indicators, as defined, are present. During 2003, no such impairment indicators, as defined, were present.

o The Company maintains various defined benefit pension plans. The amount recognized as defined benefit pension expense, and the reported amount of prepaid and accrued pension costs, are actuarially determined based on several assumptions, including discount rates, expected rates of returns on plan assets and expected health care trend rates. Variances from these actuarially assumed rates will result in increases or decreases, as applicable, in the recognized pension obligations, pension expense and funding requirements. These assumptions are more fully described below under "Assumptions on defined benefit pension plans."

o The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is believed to be realized under the
     "more-likely-than-not" recognition criteria. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future the Company may change its estimate of the amount of the deferred income tax assets that would "more-likely-than-not" be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made.

o The Company records accruals for legal, income tax and other contingencies when estimated future expenditures associated with such contingencies become probable, and the amounts can be reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

Executive summary

     Relative changes in the Company's TiO2 sales and operating income during the past three years are primarily due to (i) relative changes in TiO2 sales and production volumes, (ii) relative changes in TiO2 average selling prices and
(iii) relative changes in foreign currency exchange rates. The relatively lower levels of sales and production volumes in 2001 as compared to 2002 and 2003 are due in part to the effects of a fire at one of the Company's production facilities, as discussed below.

     Selling prices for TiO2, the Company's principal product, were generally decreasing during all of 2001 and the first quarter of 2002, were generally flat during the second quarter of 2002, were generally increasing during the last half of 2002 and the first quarter of 2003, were generally flat during the second quarter of 2003 and were generally declining during the third and fourth quarters of 2003.

Results of operations

     Average TiO2 selling prices in billing currencies (which exclude the effects of foreign currency translation) were generally decreasing during all of 2001 and the first quarter of 2002, were generally flat during the second quarter of 2002 and were generally increasing during the last half of 2002 and the first quarter of 2003. Average selling prices for TiO2 were generally flat during the second quarter of 2003 and were generally decreasing throughout the remainder of 2003.


                                                    Years ended December 31,                     % Change
                                              2001          2002            2003          2001-02        2002-03
(In millions, except selling price data)
Net sales                                 $ 554.6       $ 579.7          $ 715.9             + 5%          +23%
Cost of sales                               379.5         454.2            516.9             +20%          +14%
                                          -------       -------          -------

Gross margin                                175.1         125.5            199.0             -28%          +59%

Selling, general and administrative
    expense                                 (68.3)        (72.0)           (87.0)            + 5%          +21%
Insurance recoveries, net                     7.2            -                -
Currency transaction gains (losses), net     (9.1)         12.4             (3.7)
Royalty income                                5.4           5.8              6.1
Other operating income (expense), net          .6           (.2)               -
                                          -------       -------          -------

Income from operations                    $ 110.9       $  71.5          $ 114.4             -36%          +60%
                                          =======       =======          =======
TiO2 operating statistics:

Percent change in average selling prices:
       Using actual foreign currency
          exchange rates                                                                     -10%          +20%
       Impact of changes in foreign
          currency exchange rates                                                             **           -20%
                                                                                            ----          ----

       In billing currencies                                                                 -10%           **
                                                                                            ====          ====

Sales volumes*                              265           297              310               +12%          + 4%
Production volumes*                         269           293              320               + 9%          + 9%
Production rate as
    percent of capacity                     87%           93%              98%


* Thousands of metric tons
** less that 1%

      Year ended December 31, 2003 compared to year ended December 31, 2002

     The Company's net sales increased $136.2 million (23%) in 2003 compared to 2002 due to higher average selling prices along with higher sales volumes in 2003 and the positive effects of currency exchange rates, specifically the weaker U.S. dollar as compared to the euro. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, the Company's average TiO2 selling price in 2003 was consistent with 2002. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, the Company's average TiO2 selling prices in 2003 increased 20% compared to 2002. The Company's TiO2 sales volumes in 2003 set a new record, increasing 4% from the previous record achieved in 2002, with higher volumes in European and North American markets more than offsetting a decline in volumes to other regions. By volume, approximately 75% of the Company's 2002 and 2003 TiO2 sales volumes were attributable to markets in Europe, with approximately 10% attributable to North America and the balance to other regions.

     The Company's sales are denominated in various currencies, including the U.S. dollar, the euro and other major European currencies. The disclosure of the percentage change in the Company's average TiO2 selling price in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with accounting principles generally accepted in the United States ("GAAP measure"). The Company discloses percentage changes in its average TiO2 prices in billing currencies because the Company believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 20% increase in the Company's average TiO2 selling prices during 2003 as compared to 2002 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure) and the minimal percentage change in the Company's average TiO2 selling price in billing currencies (the non-GAAP measure) during such periods is due to the effect of changes in foreign currency exchange rates. The table above presents
(i) the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in the Company's average TiO2 selling price in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     The Company's cost of sales increased $62.7 million (14%) in 2003 compared to 2002 due to the higher sales volumes. The Company's cost of sales, as a percentage of net sales, decreased from 78% in 2002 to 72% in 2003 due primarily to the effects of continued cost reduction efforts combined with the impact of higher production volumes and higher average selling prices. Operating rates were near full capacity during most of 2003, setting a new Company production record.

     The Company's gross margins increased $73.5 million (59%) from 2002 to 2003 due to the net effects of the aforementioned changes in sales and cost of sales during such periods.

     As a percentage of net sales, selling general and administrative expenses remained consistent at 12%, increasing proportionately with the increased sales and production volume.

     Certain of the sales generated by the Company's operations are denominated in the U.S. dollar, and such operations routinely hold U.S. dollar-denominated receivables. Primarily as a result of the weakening of the U.S. dollar as compared to the euro throughout the year, the Company's results in 2003 included net currency transaction losses of $3.7 million. Due to a more stable dollar in 2002, the Company recognized net currency transaction gains of $12.4 million.

     The Company's operations and assets are located outside the United States (primarily in Germany, Belgium and Norway). The Company's sales are denominated in currencies other than the U.S. dollar, principally the euro and other major European currencies. A portion of the Company's sales generated from its operations is denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies.
Consequently, the translated U.S. dollar value of the Company's sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales in 2003 by a net $89 million compared to 2002. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted the Company's foreign currency-denominated operating expenses. The Company's operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in 2003 compared to the same periods of 2002. Overall, currency exchange rate fluctuations resulted in a net increase in the Company's operating income in 2003 of approximately $5 million as compared to 2002.

     Year ended December 31, 2002 compared to year ended December 31, 2001

     The Company's sales increased $25.1 million (5%) in 2002 compared to 2001 due primarily to higher TiO2 sales volumes, offset by lower average TiO2 selling prices. The Company's TiO2 sales volumes in 2002 were 12% higher compared to 2001 primarily due to higher volumes in European and North American markets. By volume, approximately 75% of the Company's 2002 TiO2 sales volumes were attributable to markets in Europe, with 10% attributable to North America and the balance to other regions. The lower TiO2 sales volumes in 2001 were due in part to the effect of a fire at the Company's Leverkusen, Germany facility in March 2001 that disrupted operations. See Note 11 to the Consolidated Financial Statements. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, the Company's average TiO2 selling price in 2002 was 10% lower than 2001, with prices lower in all major regions. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, the Company's average TiO2 selling prices in 2002 also decreased 10% compared to 2001.

     The Company's cost of sales increased $74.7 million (20%) in 2002 compared to 2001 due to the higher sales volume, partially offset by lower unit costs, which resulted primarily from the higher production levels. The effects of lower TiO2 sales and production volumes in 2001 were partially offset by receipt of business interruption insurance proceeds subsequent to the fire at the Company's Leverkusen, Germany facility discussed above. The Company's cost of sales, as a percentage of net sales, increased from 68% in 2001 to 78% in 2002 primarily due to the impact on net sales of the lower average selling prices partially offset by lower unit costs.

     The Company's gross margin declined $49.6 million (28%) in 2002 compared to 2001 as the effect of lower average TiO2 selling prices more than offset the effect of higher TiO2 sales and production volumes. The effect of the higher sales and production volumes was offset in part by the $27.3 million of business interruption insurance proceeds received in 2001, as discussed below.

     The Company's TiO2 production volume in 2002 was 9% higher than 2001. The Company's operating rates in 2001 were lower as compared to 2002 primarily due to lost production resulting from the Leverkusen fire.

     The Company's income from operations in 2001 includes $27.3 million of business interruption insurance proceeds as payment for losses (unallocated period costs and lost margin) caused by the Leverkusen fire. The effects of the lower TiO2 sales and production volumes were offset in part by the business interruption insurance proceeds. Of such $27.3 million of business interruption insurance proceeds, $20.1 million was recorded as a reduction of cost of sales to offset unallocated period costs that resulted from lost production, and the remaining $7.2 million, presenting recovery of lost margin, is included in income from operations (as shown on the table above). The business interruption insurance proceeds distorted the income from operations margin percentage in 2001 as there are no sales associated with the $7.2 million of lost margin recognized. See Note 11 to the Consolidated Financial Statements.

     The Company also recognized insurance recoveries of $29.1 million in 2001 for property damage and related cleanup and other extra expenses related to the Leverkusen fire, resulting in an insurance gain of $17.5 million, as the insurance recoveries exceeded the carrying value of the property destroyed and the cleanup and other extra expenses incurred. Such insurance gain is not reported as a component of income from operations but is included in other income and expense, as discussed below. The Company does not expect to recognize any additional insurance recoveries related to the Leverkusen fire. See Note 11 to the Consolidated Financial Statements.

     The Company's selling, general and administrative expenses ("SG&A expenses") increased $3.7 million (5%) in 2002 as compared to 2001 primarily due to higher selling and distribution expenses associated with the higher sales volume in 2002 and higher administrative expenses. SG&A expenses were approximately 12% of sales in both 2001 and 2002.

     As discussed above, the Company's operations and assets are located outside the United States (primarily in Germany, Belgium and Norway) and consequently, the translated U.S. dollar value of the Company's sales and operating results are subject to currency exchange rate fluctuations that may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales in 2002 by a net $22 million compared to 2001. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted the Company's foreign currency-denominated operating expenses. The Company's operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in 2003 compared to the same periods of 2002. Overall, currency exchange rate fluctuations on the Company's operating income comparisons was not significant in 2002 as compared to 2001.

Outlook

     The Company expects its TiO2 production volumes in 2004 will approximate its 2003 production volumes, and sales volumes are expected to be slightly higher in 2004 as compared to 2003. The Company's' average Ti02 selling price, which declined during the second half of 2003, is expected to continue to decline during the first quarter of 2004. The Company is hopeful that its average selling prices will cease to decline sometime during the first half of 2004 and will rise thereafter. Nevertheless, the Company expects its average TiO2 selling prices, in billing currencies, will be lower in 2004 as compared to 2003. Overall, the Company expects its operating income in 2004 will be lower than 2003. The Company's expectations as to the future prospects of the Company and the TiO2 industry are based upon a number of factors beyond its control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from the Company's expectations, the Company's results of operations could be unfavorably affected.

Other income (expense)

     The following table sets forth certain information regarding other income and expense items.



                                                   Years ended December 31,                     Change
                                              ---------------------------------       -----------------------
                                              2001          2002          2003         2001-02        2002-03
                                                                       (In millions)
Trade interest income                       $  2.1        $  1.6        $   .7         $  (.5)        $  (.9)
Interest income from affiliates               36.2          22.8            -           (13.4)         (22.8)
Currency transaction gains                      -            2.7            -             2.7           (2.7)
Insurance recoveries, net                     17.5            -             -           (17.5)            -
Interest expense                              (4.3)        (16.7)        (32.5)         (12.4)         (15.8)
Interest expense to affiliates               (34.1)        (18.7)          (.1)          15.4           18.6
                                            ------        ------        ------         ------         ------

                                            $ 17.4        $ (8.3)       $(31.9)        $(25.7)        $(23.6)
                                            ======        ======        ======         ======         ======


     The Company had certain loans to affiliates that were outstanding during 2001 and 2002. The Company transferred such notes receivable from affiliates to Kronos in July 2002, and accordingly no longer reports interest income on such loans to affiliates after that date.

     Interest income fluctuates in part based upon the amount of funds invested and yields thereon. Aggregate interest income declined $23.7 million in 2003 compared to 2002 and $13.9 million in 2002 compared with 2001 primarily due to lower average yields on invested funds and lower average levels of funds available for investment. The Company expects interest income will be lower in 2004 than 2003 due to lower average funds available for investment and to lower average yields and lower average levels of funds available for investment.

     In June 2002, the Company sold (euro)285 million of its 8.875% Senior Secured Notes (the "Notes") due 2009. KII used the net proceeds of the Notes offering to repay certain intercompany indebtedness owed to NL, a portion of which NL used to redeem at par all of its outstanding 11.75% Senior Secured Notes due 2003, plus accrued interest. As a result of the refinancing, the Company recognized a foreign currency transaction gain of $2.7 million in 2002 related to the extinguishment of certain intercompany indebtedness.

     The insurance recoveries, net of $17.5 million in 2001 related to insurance proceeds received from property damage resulting from the Leverkusen fire. The insurance proceeds received exceeded the carrying value of the property destroyed and cleanup costs incurred. See Note 11 to the Consolidated Financial Statements.

     Aggregate interest expense in 2003 decreased $2.8 million compared to 2002 primarily due to lower levels of outstanding affiliate indebtedness and associated currency effects and lower interest rates. As discussed above, the Company extinguished certain intercompany indebtedness in 2002 and therefore, interest expense to affiliates decreased significantly in 2003 as compared to 2002. Aggregate interest expense in 2002 decreased $3.0 million compared with 2001 primarily due to lower levels of outstanding indebtedness, partially offset by higher levels of bank debt. See Note 6 to the Consolidated Financial Statements. Assuming no significant change in interest rates, interest expense in 2004 is expected to be higher compared with 2003 due to higher average levels of outstanding indebtedness, partially offset by lower average interest rates.

     Provision for income taxes. The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 9 to the Consolidated Financial
Statements. Income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic mix of the Company's pre-tax earnings can result in fluctuations in the effective income tax rate.

     During 2003, the Company reduced its deferred income tax asset valuation allowance by approximately $6.7 million, primarily as a result of utilization of certain income tax attributes for which the benefit had not previously been recognized. In addition, the Company recognized a $38.0 million income tax benefit related to the net refund of certain prior year German income taxes.

     During 2002, the Company reduced its deferred income tax asset valuation allowance by approximately $2.8 million, primarily as a result of utilization of certain income tax attributes for which the benefit had not previously been recognized. The provision for income taxes in 2002 also includes a $2.3 million deferred income tax benefit related to certain changes in the Belgian tax law.

     During 2001, the Company reduced its deferred income tax asset valuation allowance by $23.2 million. This entire reduction related to a change in estimate of the Company's ability to utilize certain German income tax attributes following the completion of a restructuring of its German operations, the benefit of which had not previously been recognized under the "more-likely-than-not" recognition criteria.

     At December 31, 2003, the Company had the equivalent of approximately $438 million of income tax loss carryforwards in Germany with no expiration date. However, the Company has provided a deferred tax valuation allowance against substantially all of these income tax loss carryforwards because the Company currently believes they do not meet the "more-likely-than-not" recognition criteria. The Company periodically evaluates the "more-likely-than-not" recognition criteria with respect to such tax loss carryforwards, and it is possible that in the future the Company may conclude such carryforwards do meet the recognition criteria, at which time the Company would reverse all or a portion of such deferred tax valuation allowance.

     In January 2004, the German federal government enacted new tax law amendments that limit the annual utilization of income tax loss carryforward effective January 1, 2004. The new law may significantly affect the Company's future income tax expense and cash tax payments.

     Related party transactions. The Company is a party to certain transactions with related parties. See Note 12 to the Consolidated Financial Statements.

     Accounting   principles   newly  adopted  in  2003.  See  Note  15  to  the
Consolidated Financial Statements.

     Accounting principles not yet adopted: See Note 16 to Consolidated Financial Statements.

     Defined benefit pension plans. The Company maintains various defined benefit pension plans in the Europe. See Note 10 to the Consolidated Financial Statements.

     The Company accounts for its defined benefit pension plans using SFAS No. 87, "Employer's Accounting for Pensions." Under SFAS No. 87, defined benefit pension plan expense and prepaid and accrued pension costs are each recognized based on certain actuarial assumptions, principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels. The Company recognized consolidated defined benefit pension plan expense of $4.6 million in 2001, $5.7 million in 2002 and $5.8 million in 2003. The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.), and will generally differ from pension expense recognized under SFAS No. 87 for financial reporting purposes. Contributions made by the Company to all of its plans aggregated $7.0 million in 2001, $7.8 million in 2002 and $10.2 million in 2003.

     The discount rates the Company utilizes for determining defined benefit pension expense and the related pension obligations are based on current interest rates earned on long-term bonds that receive one of the two highest ratings given by recognized rating agencies in the applicable country where the defined benefit pension benefits are being paid. In addition, the Company receives advice about appropriate discount rates from the Company's third-party actuaries, who may in some cases utilize their own market indices. The discount rates are adjusted as of each valuation date (September 30th) to reflect then-current interest rates on such long-term bonds. Such discount rates are used to determine the actuarial present value of the pension obligations as of December 31st of that year, and such discount rates are also used to determine the interest component of defined benefit pension expense for the following year.

     At December 31, 2003, approximately 75% and 20% of the projected benefit obligation related to Company plans in Germany and Norway, respectively. The Company uses several different discount rate assumptions in determining its consolidated defined benefit pension plan obligations and expense because the Company maintains defined benefit pension plans in several different countries in Europe and the interest rate environment differs from country to country.

     The Company used the following discount rates for its defined benefit pension plans:

                                                Discount rates used for:
            ---------------------------------------------------------------------------------------------
            ----------------------------------------------------------------------------------------------
                    Obligations at                   Obligations at                   Obligations at
            December 31, 2001 and expense     December 31, 2002 and expense       December 31, 2003 and
                      in 2002                           in 2003                     expense in 2004
            -------------------------------  --------------------------------  -----------------------------


  Germany              5.8%                              5.5%                              5.3%
  Norway               6.0%                              6.0%                              5.5%


     The assumed long-term rate of return on plan assets represents the estimated average rate of earnings expected to be earned on the funds invested or to be invested in the plans' assets provided to fund the benefit payments inherent in the projected benefit obligations. Unlike the discount rate, which is adjusted each year based on changes in current long-term interest rates, the assumed long-term rate of return on plan assets will not necessarily change based upon the actual, short-term performance of the plan assets in any given year. Defined benefit pension expense each year is based upon the assumed long-term rate of return on plan assets for each plan and the actual fair value of the plan assets as of the beginning of the year. Differences between the expected return on plan assets for a given year and the actual return are deferred and amortized over future periods based either upon the expected average remaining service life of the active plan participants (for plans for which benefits are still being earned by active employees) or the average remaining life expectancy of the inactive participants (for plans for which benefits are not still being earned by active employees).

     At December 31, 2003, approximately 70% and 26% of the plan assets related to plan assets for the Company's plans in Germany and Norway, respectively. The Company uses several different long-term rates of return on plan asset assumptions in determining its consolidated defined benefit pension plan expense because the Company maintains defined benefit pension plans in several different countries in Europe, the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

     In determining the expected long-term rate of return on plan asset assumptions, the Company considers the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of its plans and the expected long-term rates of return for such asset components. In addition, the Company receives advice about appropriate long-term rates of return from the Company's third-party actuaries. Such assumed asset mixes are summarized below:

o In Germany, the composition of the Company's plan assets is established to satisfy the requirements of the German insurance commissioner. The current plan asset allocation at December 31, 2003 was 25% to equity managers and 75% to fixed income managers.

o In Norway, the Company currently has a plan asset target allocation of 14% to equity managers and 86% to fixed income managers, with an expected long-term rate of return for such investments of approximately 8% and 6%, respectively. The current plan asset allocation at December 31, 2003 was 15% to equity managers and 85% to fixed income managers.

     The Company regularly reviews its actual asset allocation for each of its plans and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

     The Company's assumed long-term rates of return on plan assets for 2001, 2002 and 2003 were as follows:

                            2001                  2002                   2003

  Germany                   7.3%                  6.8%                   6.5%
  Norway                    7.0%                  7.0%                   6.0%


     The Company currently expects to utilize the same long-term rate of return on plan asset assumptions in 2004 as it used in 2003 for purposes of determining the 2004 defined benefit pension plan expense.

     To the extent that a plan's particular pension benefit formula calculates the pension benefit in whole or in part based upon future compensation levels, the projected benefit obligations and the pension expense will be based in part upon expected increases in future compensation levels. For all of the Company's plans for which the benefit formula is so calculated, the Company generally bases the assumed expected increase in future compensation levels upon average long-term inflation rates for the applicable country.

     In addition to the actuarial assumptions discussed above, because the Company maintains its defined benefit pension plans outside the U.S., the amount of recognized defined benefit pension expense and the amount of prepaid and accrued pension costs will vary based upon relative changes in foreign currency exchange rates.

     Based on the actuarial assumptions described above and the Company's current expectation for what actual average foreign currency exchange rates will be during 2004, the Company expects its defined benefit pension expense will approximate $10 million in 2004. In comparison, the Company expects to be required to make approximately $4 million of contributions to such plans during 2004.

     As noted above, defined benefit pension expense and the amount recognized as prepaid and accrued pension costs are based upon the actuarial assumptions discussed above. The Company believes all of the actuarial assumptions used are reasonable and appropriate. If the Company had lowered the assumed discount rate by 25 basis points for all of its plans as of December 31, 2003, the Company's aggregate projected benefit obligations would have increased by approximately $7.9 million at that date, and the Company's defined benefit pension expense would be expected to increase by approximately $1.0 million during 2004. Similarly, if the Company lowered the assumed long-term rate of return on plan assets by 25 basis points for all of its plans, the Company's defined benefit pension expense would be expected to increase by approximately $500,000 during 2004.

Foreign operations

     The Company's operations are located in Europe where the functional currency is not the U.S. dollar. As a result, the reported amount of the Company's assets and liabilities, and therefore the Company's consolidated net assets, will fluctuate based upon changes in currency exchange rates. As of January 1, 2001, the functional currency of the Company's German, Belgian, Dutch and French operations had been converted to the euro from their respective national currencies. At December 31, 2003, the Company had substantial net assets denominated in the euro, Norwegian kroner and United Kingdom pound sterling.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

     The Company's consolidated cash flows for each of the past three years are presented below:

                                                                           Years ended December 31,
                                                                       2001          2002         2003
                                                                                (In millions)

Operating activities                                                $  76.0      $  68.2      $ 104.8
Investing activities                                                  (28.5)       (29.7)       (31.7)
Financing activities                                                  (52.8)       (57.5)       (54.9)
                                                                    -------      -------      -------

Net cash provided (used) by operating, investing and financing
    activities                                                      $  (5.3)     $ (19.0)     $  18.2
                                                                    =======      =======      =======


     Operating activities. Certain items included in the determination of net income do not represent current inflows or outflows of cash. For example, insurance recoveries, net of $17.5 million in 2001, are excluded from the determination of operating cash flow. These insurance proceeds are shown in the statement of cash flows under investing activities to partially offset the cash outflow impact of capital expenditures related to the Leverkusen sulfate plant reconstruction. Certain other items included in the determination of net income have an impact on cash flows from operating activities, but the impact of such items on cash will differ from their impact on net income. For example, the amount of income or expense recorded for pension assets and obligations (which depend upon a number of factors, including actuarial assumptions used to value obligations) will generally differ from the outflows of cash for such benefits. See Note 10 to the Company's Consolidated Financial Statements.

     The TiO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of the Company. Cash flow from operations is considered the primary source of liquidity for the Company. Changes in TiO2 pricing, production volume and customer demand, among other things, could significantly affect the liquidity of the Company.

     Relative changes in assets and liabilities generally result from the timing of production, sales, purchases and income tax payments. Such relative changes can significantly impact the comparability of cash flow from operations from period to period, as the income statement impact of such items may occur in a different period from when the underlying cash transaction occurs. For example, raw materials may be purchased in one period, but the payment for such raw materials may occur in a subsequent period. Similarly, inventory may be sold in one period, but the cash collection of the receivable may occur in a subsequent period.

     Cash flows from operating activities increased from $68.2 million in 2002 to $104.8 million in 2003. This $36.6 million increase was due primarily to the effect of (i) higher net income of $29.5 million, (ii) higher depreciation expense of $6.5 million, (iii) a lower amount of net cash generated from relative changes in the Company's inventories, receivables, payables and accruals and accounts with affiliates of $22.6 million in 2003 as compared to 2002 and (iv) lower cash paid for income taxes of $18.3 million. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivable. Relative changes in inventories and accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volume and sales volume.

     Cash flows from operating activities decreased from $76.0 million in 2001 to $68.2 million in 2002. This $7.8 million decrease was due primarily to the net effect of (i) lower net income of $61.4 million, (ii) higher depreciation expense of $3.0 million, (iii) insurance recoveries, net of $17.5 million in 2001 as compared to nil in 2002 and (iv) a higher amount of net cash generated from relative changes in the Company's inventories, receivables, payables and accruals and accounts with affiliates of $33.9 million in 2002 as compared to 2001. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivable.

     Investing cash flows. The Company's capital expenditures were $48.4 million, $27.6 million and $31.5 million in 2001, 2002 and 2003, respectively. Capital expenditures in 2001 and 2002 included an aggregate of $22.3 million and $3.1 million, respectively, for the rebuilding of the Company's Leverkusen, Germany sulfate plant. In 2001 the Company received $23.4 million of insurance proceeds for property damage resulting from the Leverkusen fire and paid $3.2 million of expenses related to repairs and clean-up costs.

     The Company's capital expenditures during the past three years include an aggregate of approximately $13 million ($4.9 million in 2003) for the Company's ongoing environmental protection and compliance programs. The Company's estimated 2004 capital expenditures are $32 million and include approximately $4 million in the area of environmental protection and compliance.

     Financing cash flows. In March 2003, the Company's operating subsidiaries in Germany, Belgium and Norway borrowed (euro)15 million ($16.1 million when borrowed), in April 2003, repaid NOK 80 million ($11.0 million when repaid) and in the third quarter of 2003, repaid (euro)30.0 million ($33.9 million when repaid) under its three-year (euro)80 million secured revolving credit facility ("European Credit Facility"). See Note 6 to the Consolidated Financial Statements.

     In March 2002 the Company repaid $25 million principal amount of affiliate indebtedness to Kronos. In June 2002 the Company repaid $169 million principal amount, plus accrued interest of affiliate indebtedness, to Kronos with proceeds from the June 2002 issuance of the (euro)285 million principal amount of the KII 8.875% Senior Secured Notes ($280 million when issued) (the "Notes"). Further, in June 2002, the Company repaid (euro)113.8 million ($111.8 million), including interest, of a euro-denominated note payable to Kronos with proceeds from the Notes offering.

     Also in June 2002, the Company's operating subsidiaries in Germany, Belgium and Norway borrowed (euro)13 million ($13 million) and NOK 200 million ($26 million) which, along with available cash, was used to repay and terminate KII's short term notes payable ($53.2 million when repaid). In 2002, the Company repaid a net euro-equivalent 12.7 million ($12.4 million when repaid) and 1.7 million ($1.6 million when repaid), respectively, of the European Credit Facility.

     Deferred financing costs of $10.0 million for the Notes and the European Credit Facility are being amortized over the lives of the respective agreements and are included in other noncurrent assets as of December 31, 2003.

     In 2001 the Company repaid  (euro)7.6  million ($6.5 million when paid) and
(euro)16.4   million   ($14.9   million   when  paid),   respectively,   of  its
euro-denominated short-term debt with excess cash flow from operations.

     Other than operating lease commitments disclosed in Note 13 to the Consolidated Financial Statements, the Company is not party to any material off-balance sheet financing arrangements.

     Cash dividends paid during 2003 totaled $25.0 million. (No dividends were paid in 2001 or 2002). In January 2004, the Company paid a $60 million dividend to Kronos. The declaration and payment of future dividends is discretionary, and the amount, if any, will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Company's Board of Directors.

     Cash flows related to capital contributions and other transactions with affiliates aggregated a net cash outflow of $35.6 million in 2001 and a net cash inflow of $2.9 million in 2002. Such amounts related principally to dividends or loans KII received from, or capital contributions or loans KII made to affiliates (such notes receivable from affiliates being reported as reductions to the Company's stockholder's equity, and therefore considered financing cash flows). As discussed in Note 1 to the Consolidated Financial Statements, KII transferred its Canadian operations to Kronos in April 2002, and accordingly KII no longer reports any such capital transaction cash flows related to such Canadian operations subsequent to April 2002. Additionally, settlement of the above-mentioned notes receivable from affiliates was not then currently contemplated in the foreseeable future. In July 2002, KII transferred such notes receivable from affiliates to Kronos in one or more non-cash transactions, and as a result KII no longer reports cash flows related to such notes receivable from affiliates.

     Cash, cash equivalents, restricted cash and restricted marketable debt securities and borrowing availability. At December 31, 2003, the Company had current cash and cash equivalents aggregating $37.1 million, had current restricted cash equivalents of $1.3 million and noncurrent restricted marketable debt securities of $2.6 million. At December 31, 2003, certain of the Company's subsidiaries had approximately $100 million available for borrowing, including approximately $97 million under the European Credit Facility (based on borrowing availability). At December 31, 2003, the Company had approximately $70 million available for payment of dividends and other restricted payments as defined in the Notes indenture. At December 31, 2003, the Company had complied with all financial covenants governing its debt agreements.

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

     Legal   proceedings  and  environmental   matters.   See  Note  13  to  the
Consolidated   Financial   Statements   for  certain   legal   proceedings   and
environmental matters with respect to the Company.

     Foreign operations. As discussed above, the Company's operations are located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amount of the Company's assets and liabilities related to its operations, and therefore the Company's consolidated net assets, will fluctuate based upon changes in currency exchange rates. As of January 1, 2001, the functional currency of the Company's German, Belgian, Dutch and French operations have been converted to the euro from their respective national currencies. At December 31, 2003, the Company had substantial net assets denominated in the euro, Norwegian kroner and United Kingdom pound sterling.

     Redeemable preferred stock, profit participation certificates and notes receivable from affiliates. The Company had issued and outstanding Series A and Series B redeemable preferred stock and profit participation certificates totaling $694.8 million and $617.4 million at June 30, 2002 and December 31, 2001, respectively, including cumulative and unpaid dividends. The Series A redeemable preferred stock was issued to Kronos in February 1999 as a result of a capital contribution to the Company through the reduction of the Company's affiliate notes payable to NL and Kronos. The Series B redeemable preferred stock was issued to Kronos in February 1999 as a result of a contribution of intellectual property by Kronos to the Company. The intellectual property was contributed to the Company at Kronos' carryover basis of zero due to common control of the Company and Kronos. The profit participation certificates were issued to Kronos in December 1999 as part of a recapitalization. The Company had $753.0 million and $700.8 million of outstanding notes receivable from affiliates at June 30, 2002 and December 31, 2001, respectively. Settlement of such notes receivable was not currently contemplated in the then foreseeable future, and consequently such notes receivable from affiliates were reported in the Company's consolidated balance sheet as a reduction of the Company's stockholder's equity in accordance with GAAP. These notes arose between the Company, NL and Kronos through a series of transactions with affiliates, a substantial portion of which were noncash in nature. The Company periodically converted accrued interest receivable from affiliates to notes receivable from affiliates. See Note 8 to the Consolidated Financial Statements for the effect of the recapitalization in July 2002 on the Company.

     Other. The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its dividend policy, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, the Company in the past has sought, and in the future may seek, to reduce, refinance, repurchase or restructure indebtedness; raise additional capital; issue additional securities; restructure ownership interests; modify its dividend policy; sell interests in subsidiaries or other assets; or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, the Company may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals or other industries, as well as the acquisition of interests in related companies. In the event of any acquisition or joint venture transaction, the Company may consider using available cash, issuing equity securities or increasing its indebtedness to the extent permitted by the agreements governing the Company's existing debt. See Note 6 to the Consolidated Financial Statements.

Summary of debt and other contractual commitments

     As more fully described in the notes to the Consolidated Financial Statements, the Company is a party to various debt, lease and other agreements which contractually and unconditionally commit the Company to pay certain amounts in the future. See Notes 6 and 13 to the Consolidated Financial Statements. The following table summarizes such contractual commitments of the Company and its consolidated subsidiaries that are unconditional both in terms of timing and amount by the type and date of payment.

                                                               Unconditional payment due date
                                                                                          2009 and
        Contractual commitment               2004        2005/2006      2007/2008           after         Total
                                            -----       ----------      ---------         --------       -------
                                                                        (In millions)

Third-party indebtedness                 $    .3          $    .3         $    -          $ 356.1        $ 356.7

Operating leases                             2.9              3.6             2.5            19.9           28.9

Fixed asset acquisitions                     5.9               -               -               -             5.9

Asset retirement obligations and other        -                -               -              5.8            5.8
                                         -------          -------         -------         -------        -------

                                         $   9.1          $   3.9         $   2.5         $ 381.8        $ 397.3
                                         =======          =======         =======         =======        =======



     The above table does not reflect any amounts that the Company might pay to fund its defined benefit pension plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs. Such defined benefit pension plans are discussed above in greater detail.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     General. The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and equity security prices. In the past, the Company has periodically entered into interest rate swaps or other types of contracts in order to manage a portion of its interest rate market risk. Otherwise, the Company does not generally enter into forward or option contracts to manage such market risks, nor does the Company enter into any such contract or other type of derivative instrument for trading or speculative purposes. Other than as described below, the Company was not a party to any material forward or derivative option contract related to foreign exchange rates, interest rates or equity security prices at December 31, 2002 and 2003. See Notes 1 and 14 to the Consolidated Financial Statements.

     Interest rates. The Company is exposed to market risk from changes in interest rates, primarily related to indebtedness. At December 31, 2003, substantially all of the Company's aggregate indebtedness was comprised of fixed-rate instruments (2002 - 92% of fixed-rate instruments and 8% of variable rate borrowings). The large percentage of fixed-rate debt instruments minimizes earnings volatility that would result from changes in interest rates. The following table presents principal amounts and weighted average interest rates for the Company's aggregate outstanding indebtedness at December 31, 2003. At December 31, 2002 and 2003, all outstanding fixed-rate indebtedness was denominated in euros, and the outstanding variable rate borrowings were denominated in the euro or the Norwegian kroner. Information shown below for such foreign currency denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 2003 using exchange rates of 1.25 U.S. dollars per euro. Certain Norwegian kroner denominated capital leases totaling $700,000 in 2003 have been excluded from the table below.




                                                              Amount
                                                    -------------------------
                                                     Carrying           Fair           Interest          Maturity
                  Indebtedness                         value           value             rate              date
                                                    ---------        --------         ----------        ----------
                                                            (In millions)

Fixed-rate indebtedness:
  Euro-denominated
   Senior Secured Notes                             $ 356.1          $ 356.1              8.9%              2009
                                                    =======          =======


     At December 31, 2002, fixed rate indebtedness aggregated $296.9 million (fair value - $299.9 million) with a weighted-average interest rate of 8.9%; and variable rate indebtedness at such date aggregated $27.1 million, which approximates fair value, with a weighted-average interest rate of 6.5%. All of such fixed rate indebtedness was denominated in euros. Such variable rate indebtedness was denominated in the euro (58% of the total) or the Norwegian kroner (42%).

     Foreign currency exchange rates. The Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of manufacturing and selling its products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Norwegian kroner and the United Kingdom pound sterling.

     As described above, at December 31, 2003, the Company had the equivalent of $356.1 million of outstanding euro-denominated indebtedness (2002 - the equivalent of $312.5 million of euro-denominated indebtedness and $11.5 million of Norwegian kroner-denominated indebtedness). The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $35.6 million at December 31, 2003 (2002 - $32.4 million).

     At December 31, 2003, the Company had entered into a short-term currency contract maturing on January 2, 2004 to exchange an aggregate of (euro)40 million into U.S. dollars at an exchange rate of U.S. $1.25 per euro. Such contract was entered into in conjunction with the January 2004 payment of an intercompany dividend from one of the Company's European subsidiaries. At December 31, 2003, the actual exchange rate was U.S. $1.25 per euro. The estimated fair value of such foreign currency forward contract was not material at December 31, 2003.

     Other. The Company believes there may be a certain amount of incompleteness in the sensitivity analysis presented above. For example, the hypothetical effect of changes in exchange rates discussed above ignores the potential effect on other variables which affect the Company's results of operations and cash flows, such as demand for the Company's products, sales volumes and selling prices and operating expenses. Accordingly, the amounts presented above are not necessarily an accurate reflection of the potential losses the Company would incur assuming the hypothetical changes in exchange rates were actually to occur.

     The above discussion and estimated sensitivity analysis amounts include forward-looking statements of market risk which assume hypothetical changes in currency exchange rates. Actual future market conditions will likely differ materially from such assumptions. Accordingly, such forward-looking statements should not be considered to be projections by the Company of future events, gains or losses.

     Non-GAAP financial measures. In an effort to provide investors with additional information regarding the Company's results as determined by GAAP, the Company has disclosed certain non-GAAP information which the Company believes provides useful information to financial statement users. As discussed above, the Company discloses percentage changes in its average TiO2 prices in billing currencies, which excludes the effects of foreign currency translation. Such disclosure of the percentage change in the Company's average TiO2 selling price in billing currencies is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable GAAP measure. The Company discloses percentage changes in its average TiO2 prices in billing currencies because the Company believes such disclosure provides useful information to financial statement users to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes using actual exchange rates prevailing during the respective periods.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this Item is contained in a separate section of this Annual Report. See "Index of Financial Statements and Schedules" (page F-1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of December 31, 2003. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

     There has been no change to the Company's system of internal controls over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Omitted pursuant to the General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Omitted pursuant to the General Instruction I of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following  table shows the aggregate fees   LL  LLP,
the Company's independent accountants ("PwC"), has billed or is expected to bill to the Company and its subsidiaries for services rendered for 2002 and 2003. No fees were billed or expected to be billed by PwC to the Company for services performed in 2002 and 2003 for financial information systems design and implementation.


                                                                          December 31,
                                                                     2002               2003
                                                                         (In thousands)

         Audit(1)                                                   $1,409             $  633
         Audit related(2)                                               43                 26
         Tax(3)                                                         36                 32
         All                                                             4                -
                                                                    ------             ------
         other(4)

         Total                                                      $1,492             $  691
                                                                    ======             ======


1)   Fees for the following services:

     a) audits of the Company's consolidated year-end financials statements for each year;
     b) reviews of the unaudited quarterly financial statements appearing in the Company's Forms 10-Q for each of the first three quarters of each year;
     c) consents and assistance with registration statements filed with the Commission;
     d) normally provided statutory or regulatory filings or engagements for each year; and
     e) the estimated out-of-pocket costs PwC incurred in providing all of such services for which the Company reimburses PwC.

2) Fees for assurance and related services reasonably related to the audit or review of the Company's financial statements for each year. These services include employee benefit plan audits, accounting consultations and attest services concerning financial accounting and reporting standards and advice concerning internal controls.

3)   Fees for tax compliance, tax advice and tax planning services.

4)   Fees for all  services  not  described  in the  other  categories.





                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) and (d)    Financial Statements and Schedules

               The Registrant

               The consolidated financial statements and schedules of the Registrant listed on the accompanying Index of Financial Statements and Schedules (see page F-1) are filed as part of this Annual Report.

               Financial Statements of Guarantors

               The consolidated financial statements of Kronos Titan GmbH and Kronos Denmark ApS listed on the accompanying Index of Financial Statements and Schedules (see page F-1) are filed as part of this Annual Report pursuant to Rule 3-16 of Regulation S-X. The
               Registrant is not required to provide any other financial statements pursuant to Rule 3-16 of Regulation S-X.


 (b)           Reports on Form 8-K

               Reports on Form 8-K filed for the quarter ended December 31, 2003.

                     None.


 (c)           Exhibits

               Included as exhibits are the items listed in the Exhibit Index. the Company will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover the costs to the Company of furnishing the exhibits. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2003 will be furnished to the Commission upon request.


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

4.5 Collateral Agency Agreement, dated as of June 28, 2002, among The Bank of New York, U.S. Bank, N.A. and the Registrant (filed herewith only with respect to Sections 2, 5, 6 and 8 thereof) - incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended June 30, 2002.

4.6 Security Over Shares Agreement (shares of Kronos Limited), dated June 28, 2002, between the Registrant and The Bank of New York, U.S., as trustee - incorporated by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended June 30, 2002.

4.7 Pledge of Shares (shares of Kronos Denmark ApS), dated June 28, 2002, between the Registrant and U.S. Bank, N.A., as collateral agent - incorporated by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended June 30, 2002.

4.8 Pledge Agreement (pledge of shares of Societe Industrielle du Titane, S.A.), dated June 28, 2002, between the Registrant and U.S. Bank, N.A., as collateral agent - incorporated by reference to Exhibit 4.9 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended June 30, 2002.

4.9       Partnership   Interest  Pledge  Agreement  (pledge  of  fixed  capital
          contribution in Kronos Titan GmbH & Co. OHG), dated June 28, 2002, between the Registrant and U.S. Bank, N.A., as collateral agent - incorporated by reference to Exhibit 4.10 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended June 30, 2002.

4.10 Recapitalization Agreement, dated as of June 5, 2002, between the Registrant and Kronos, Inc. - incorporated by reference to Exhibit
          4.12 to the Registrant's Registration Statement on Form S-4 (File No. 333-100047).

4.11 Redemption Agreement, dated as of June 6, 2002, between the Registrant and NL Industries, Inc. - incorporated by reference to Exhibit 4.13 to the Registrant's Registration Statement on Form S-4 (File No. 333-100047).

4.12 Form of Profit Participation Certificate (English translation from German language document) - incorporated by reference to Exhibit 4.14 to the Registrant's Registration Statement on Form S-4 (File No. 333-100047).

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

10.10** NL Industries, Inc. 1998 Long-Term Incentive Plan - incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A of NL Industries, Inc. for the annual meeting of shareholders held on May 6, 1998.

10.11**   Form  of  Kronos  Worldwide,   Inc.  Long-Term  Incentive  Plan  -
          incorporated by reference to Exhibit 10.4 of Kronos Worldwide, Inc.'s Registration Statement on Form 10 (File No. 001-31763).

10.12** Form of Indemnity Agreement between the Registrant and the officers and directors of the Registrant - incorporated by reference to Exhibit
          10.12 to the Registrant's Registration Statement on Form S-4 (File No. 333-100047).

10.13* Richards Bay Slag Sales Agreement, dated May 1, 1995, between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc.
          - incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for NL Industries, Inc. for the year ended December 31, 1995.

10.14* Amendment to Richards Bay Slag Sales Agreement, dated May 1, 1999, between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for NL Industries, Inc. for the year ended December 31, 1999.

10.15* Amendment to Richards Bay Slag Sales Agreement, dated June 1, 2001, between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for NL Industries, Inc. for the year ended December 31, 2001.

10.16* Amendment to Richards Bay Slag Sales Agreement dated December 20, 2002 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for NL Industries, Inc. for the year ended December 31, 2002.

10.17* Amendment to Richards Bay Slag Sales Agreement dated October 31, 2003 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc - incorporated by reference to Exhibit 10.17 to Kronos Worldwide, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003.

10.18     Agreement  between   Sachtleben  Chemie  GmbH  and  Kronos  Titan-GmbH
          effective  December  30, 1986 -  incorporated  by reference to Exhibit
          10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.19 Supplementary Agreement to the Agreement of December 30, 1986 between Sachtleben Chemie GmbH and Kronos Titan-GmbH dated May 3, 1996 - incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.20 Second Supplementary Agreement to the Contract dated December 30, 1986 between Sachtleben Chemie GmbH and Kronos Titan-GmbH dated January 8, 2002 - incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.21 Amendment dated August 11, 2003 to the Contract on Supplies and Services among Bayer AG, Kronos Titan - GmbH & Co. OHG and Kronos International (English translation of German language document) - incorporated by reference to Exhibit 10.32 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

10.22** Summary of Consulting Arrangement, beginning on August 1, 2003, between Lawrence A. Wigdor and Kronos Worldwide, Inc. - incorporated by reference to Exhibit 10.50 to NL Industries, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003.

31.1      Certification.

31.2      Certification.

32.1      Certification.



* Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

**   Management contract, compensatory plan or arrangement




                                                     SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Kronos International, Inc.
                                                     (Registrant)


                                                    By:/s/ Harold C. Simmons
                                                    ----------------------------
                                                       Harold C. Simmons
                                                       March 12, 2004
                                                      (Chief Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Dr. Henry Basson                        /s/ Gregory M. Swalwell
---------------------------------           -----------------------------------
Dr. Henry Basson , March 12, 2004           Gregory M. Swalwell, March 12, 2004
(Director)                                  (Vice President, Finance;
                                            Principal Financial and
                                            Accounting Officer)

/s/ Andrew Kasprowiak                       /s/ Volker Roth
---------------------------------           -----------------------------------
Andrew Kasprowiak, March 12, 2004           Volker Roth, March 12, 2004
(Director)                                  (Director)

/s/ Dr. Ulfert Fiand
---------------------------------
Dr. Ulfert Fiand, March 12, 2004
(Director)




                           KRONOS INTERNATIONAL, INC.

                           Annual Report on Form 10-K

                            Items 8, 14(a) and 14(d)

                   Index of Financial Statements and Schedules


Financial Statements                                                      Page

  Report of Independent Auditors                                          F-2

  Consolidated Balance Sheets - December 31, 2002 and 2003                F-3

  Consolidated Statements of Income -
   Years ended December 31, 2001, 2002 and 2003                           F-5

  Consolidated Statements of Comprehensive Income -
   Years ended December 31, 2001, 2002 and 2003                           F-6

  Consolidated Statements of Stockholder's Equity -
   Years ended December 31, 2001, 2002 and 2003                           F-7

  Consolidated Statements of Cash Flows -
   Years ended December 31, 2001, 2002 and 2003                           F-8

  Notes to Consolidated Financial Statements                              F-11


Financial Statement Schedules


  Report of Independent Auditors                                          S-1

  Schedule I - Condensed Financial Information of Registrant              S-2

  Schedule II - Valuation and Qualifying Accounts                         S-7

  Schedules III and IV are omitted because they are not applicable.


Other Financial Statements filed pursuant to Rule 3-16 of Regulation S-X


  Financial Statements of Kronos Titan GmbH                               FA-1

  Financial Statements of Kronos Denmark ApS                              FB-1


                         REPORT OF INDEPENDENT AUDITORS



To the Stockholder and Board of Directors of Kronos International, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholder's equity and cash flows present fairly, in all material respects, the financial position of Kronos International, Inc. and Subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





                                                      PricewaterhouseCoopers LLP

Dallas, Texas
March 5, 2004




                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2002 and 2003

                        (In thousands, except share data)


              ASSETS
                                                                             2002                  2003

Current assets:
  Cash and cash equivalents                                                $ 15,023              $ 37,121
  Restricted cash                                                             1,226                 1,313
  Accounts and other receivables                                             92,493               112,797
  Receivable from affiliates                                                    972                 1,884
  Refundable income taxes                                                     1,718                35,150
  Inventories                                                               143,664               168,131
  Prepaid expenses                                                            4,040                 3,349
  Deferred income taxes                                                         695                   943
                                                                           --------              --------

      Total current assets                                                  259,831               360,688
                                                                           --------              --------

Other assets:
   Prepaid pension cost                                                      17,572                     -
   Deferred financing costs, net                                              9,879                 9,761
   Restricted marketable debt securities                                      2,492                 2,586
   Unrecognized net pension obligation                                          292                 7,812
   Other                                                                      3,472                 1,266
                                                                           --------              --------

      Total other assets                                                     33,707                21,425
                                                                           --------              --------

Property and equipment:
  Land                                                                       25,487                31,106
  Buildings                                                                 115,812               139,665
  Equipment                                                                 536,835               644,733
  Mining properties                                                          65,296                63,701
  Construction in progress                                                    7,749                 7,565
                                                                           --------              --------
                                                                            751,179               886,770
  Less accumulated depreciation and amortization                            433,416               518,383
                                                                           --------              --------

      Net property and equipment                                            317,763               368,387
                                                                           --------              --------

                                                                           $611,301              $750,500
                                                                           ========              ========

See accompanying notes to consolidated financial statements.



                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 2002 and 2003

                        (In thousands, except share data)



   LIABILITIES AND STOCKHOLDER'S EQUITY
                                                                               2002                2003

Current liabilities:
  Current maturities of long-term debt                                     $    1,298         $      288
  Accounts payable and accrued liabilities                                     93,563            103,804
  Payable to affiliates                                                        21,430              8,697
  Income taxes                                                                  5,845             12,007
  Deferred income taxes                                                         3,219              3,436
                                                                           ----------         ----------

      Total current liabilities                                               125,355            128,232
                                                                           ----------         ----------

Noncurrent liabilities:
  Long-term debt                                                              324,608            356,451
  Deferred income taxes                                                        49,688             86,622
  Accrued pension cost                                                         21,486             53,010
  Other                                                                        12,933             14,098
                                                                           ----------         ----------

      Total noncurrent liabilities                                            408,715            510,181
                                                                           ----------         ----------

Minority interest                                                                 383                525
                                                                           ----------         ----------

Stockholder's equity:
  Common stock, $100 par value; 100,000 shares
   authorized; 2,968 shares issued                                                297                297
  Additional paid-in capital                                                1,944,185          1,944,185
  Retained deficit                                                         (1,721,859)        (1,665,098)
  Accumulated other comprehensive loss:
    Currency translation                                                     (139,025)          (133,425)
    Pension liabilities                                                        (6,750)           (34,397)
                                                                           ----------         ----------

      Total stockholder's equity                                               76,848            111,562
                                                                           ----------         ----------

                                                                           $  611,301         $  750,500
                                                                           ----------         ----------


Commitments and contingencies (Notes 9 and 13)

See accompanying notes to consolidated financial statements.


                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 2001, 2002 and 2003

                                 (In thousands)

                                                                       2001             2002             2003

Net sales                                                              $ 554,637        $579,665         $715,906
Cost of sales                                                            379,558         454,154          516,864
                                                                       ---------        --------         --------

    Gross margin                                                         175,079         125,511          199,042

Selling, general and administrative expense                               68,277          72,008           86,965
Other operating income (expense):
  Currency transaction gains (losses), net                                (9,098)         12,439           (3,721)
  Disposition of property and equipment                                     (548)           (534)            (394)
  Insurance recoveries, net                                                7,222               -             -
  Royalty income                                                           5,421           5,779            6,122
  Other income                                                             1,120             458              489
  Other expense                                                              (69)           (169)            (130)
                                                                       ---------        --------         --------

    Income from operations                                               110,850          71,476          114,443

Other income (expense):
  Currency transaction gain                                            -                   2,718             -
  Insurance recoveries, net                                               17,468            -                -
  Trade interest income                                                    2,148           1,597              700
  Other interest income                                                        5               -             -
  Interest expense to affiliates                                         (34,145)        (18,698)             (81)
  Interest income from affiliates                                         36,220          22,754               30
  Interest expense                                                        (4,305)        (16,696)         (32,529)
                                                                       ---------        --------         --------

    Income before income taxes and minority interest                     128,241          63,151           82,563

Provision for income taxes                                                14,497          10,805              730

Minority interest                                                             16              55               72
                                                                       ---------        --------         --------

    Net income                                                           113,728          52,291           81,761

Dividends and accretion applicable to redeemable preferred stock
    and profit participation certificates                               (112,466)        (78,600)            -
                                                                       ---------        --------         --------

       Net income (loss) available to
         common stock                                                  $   1,262        $(26,309)       $  81,761
                                                                       =========        ========        =========

See accompanying notes to consolidated financial statements.



                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 2001, 2002 and 2003

                                 (In thousands)



                                                                          2001             2002             2003

Net income                                                             $113,728        $   52,291       $  81,761
                                                                       --------        ----------       ---------

Other comprehensive (loss) income, net of tax:

  Minimum pension liabilities adjustment                                 (3,969)           (2,781)        (27,647)
  Currency translation adjustment                                        (3,153)           30,733           5,600
                                                                       --------        ----------       ---------

      Total other comprehensive income (loss)                            (7,122)           27,952         (22,047)
                                                                       --------        ----------       ---------

          Comprehensive income                                         $106,606        $   80,243       $  59,714
                                                                       ========        ==========       =========

See accompanying notes to consolidated financial statements.





                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                  Years ended December 31, 2001, 2002 and 2003
                                 (In thousands)

                                                                      Common stockholder's equity (deficit)
                                              -------------------------------------------------------------------------------------
                                       Redeemable                                               Accumulated other
                                       preferred                                                  comprehensive            Total
                                       stock and                                     Notes        income (loss)           common
                                        profit                Additional           receivable ------------------------ stockholder's
                                     participation  Common   paid-in      Retained    from        Currency     Pension     equity
                                      certificates  stock    capital      earnings  affiliates   translation  liabilities  (deficit)



Balance at December 31, 2000         $  504,943    $ 320    $1,966,464  $(1,884,071)  $(343,777)   $(166,605)  $      -  $ (427,669)

Net income                                    -       -              -      113,728           -            -          -     113,728
Other comprehensive loss, net of tax          -       -              -            -           -       (3,153)    (3,969)     (7,122)
Preferred dividends and accretion       112,466       -       (112,466)           -           -            -          -    (112,466)
Change in notes receivable
  from affiliates                             -       -              -            -    (357,066)           -          -    (357,066)
Capital contribution                          -       -         16,937            -           -            -          -      16,937
Common dividends declared                     -       -              -       (3,807)          -            -          -      (3,807)
                                     ----------    -----    ----------  -----------   ---------    ---------   --------  -----------

Balance at December 31, 2001            617,409      320     1,870,935   (1,774,150)   (700,843)    (169,758)    (3,969)   (777,465)

Net income                                    -       -              -       52,291           -            -          -      52,291
Other comprehensive income (loss),
  net of tax                                  -       -              -            -           -       30,733     (2,781)     27,952
Change in notes receivable
  from affiliates                             -       -              -            -     156,661            -          -     156,661
Preferred dividends and accretion        78,600       -        (78,600)           -           -            -          -     (78,600)
Capital contribution                          -       -        217,000            -    (217,000)           -          -           -
Recapitalization                       (696,009)     (23)      (65,150)           -     761,182            -          -     696,009
                                     ----------    -----    ----------  -----------   ---------    ---------   --------  -----------

Balance at December 31, 2002                  -      297     1,944,185   (1,721,859)          -     (139,025)    (6,750)     76,848

Net income                                    -       -              -       81,761           -            -          -      81,761
Other comprehensive income (loss),
  net of tax                                  -       -              -            -                    5,600    (27,647)    (22,047)
Cash dividends                                -       -              -      (25,000)          -            -          -     (25,000)
                                     ----------    -----    ----------  -----------   ---------    ---------   --------  -----------

Balance at December 31, 2003         $       -     $ 297    $1,944,185  $(1,665,098)  $       -    $(133,425)  $(34,397) $  111,562
                                     ==========    =====    ==========  ===========   =========    =========   ========  ==========

See accompanying notes to consolidated financial statements.



                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2001, 2002 and 2003

                                 (In thousands)


                                                                      2001               2002              2003

Cash flows from operating activities:
  Net income                                                       $ 113,728          $  52,291         $  81,761
  Depreciation and amortization                                       24,119             27,144            33,634
  Noncash currency transaction (gain) loss                             9,355            (13,121)             -
  Noncash interest expense to affiliates                                -                 5,521              -
  Noncash interest income from affiliates                            (25,044)           (21,849)             -
  Noncash interest expense                                              -                   860             1,944
  Deferred income taxes                                               (6,565)             5,514            38,690
  Minority interest                                                       16                 55                72
  Net loss from disposition of property and equipment                    548                534               394
  Pension cost, net                                                   (2,342)            (2,118)           (3,805)
  Insurance recoveries, net                                          (17,468)              -                 -
  Change in assets and liabilities:
    Accounts and other receivables                                    (1,797)            10,726             1,104
    Inventories                                                       (7,617)            (1,907)              232
    Prepaid expenses                                                  (1,546)               903             1,345
    Accounts payable and accrued liabilities                           4,088             (5,784)            5,745
    Income taxes                                                         386             (2,114)          (37,231)
    Accounts with affiliates                                         (13,332)            12,189           (14,424)
    Other noncurrent assets                                              366                162            (3,779)
    Other noncurrent liabilities                                        (932)              (788)             (894)
                                                                   ---------          ---------         ---------

      Net cash provided by operating activities                       75,963             68,218           104,788
                                                                   ---------          ---------         ---------

 Cash flows from investing activities:
   Capital expenditures                                              (48,417)           (27,632)          (31,518)
   Property damaged by fire:
     Insurance proceeds                                               23,361               -                 -
     Other, net                                                       (3,205)              -                 -
     Change in restricted cash equivalents and restricted
       marketable debt securities, net                                  (577)            (2,891)             (554)
     Proceeds from disposition of property and equipment                 364                864               383
                                                                   ---------          ---------         ---------

         Net cash used by investing activities                       (28,474)           (29,659)          (31,689)
                                                                   =========          =========         =========




                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 2001, 2002 and 2003

                                 (In thousands)


                                                                           2001           2002             2003
Cash flows from financing activities:
  Indebtedness:
    Borrowings                                                         $   1,437        $335,768         $  16,106
    Principal payments                                                   (22,428)        (84,814)          (46,006)
    Deferred financing fees                                                 -             (9,963)             -
  Repayments on loans from affiliates                                       -           (301,432)             -
  Capital contribution                                                     3,815               -              -
  Other capital transactions with affiliates, net                        (35,631)          2,925              -
  Dividends paid                                                            -               -              (25,000)
  Distributions to minority interests                                         (5)            (11)              (14)
                                                                       ---------         --------        ---------

          Net cash used by financing activities                          (52,812)        (57,527)          (54,914)
                                                                       ---------         --------        ---------

Cash and cash equivalents - net change from:
  Operating, investing and financing activities                           (5,323)        (18,968)           18,185
  Currency translation                                                    (1,065)          3,648             3,913
                                                                       ---------         --------        ---------

                                                                          (6,388)        (15,320)           22,098

   Balance at beginning of year                                           36,731           30,343           15,023
                                                                       ---------         --------        ---------

   Balance at end of year                                              $  30,343         $ 15,023        $  37,121
                                                                       =========         ========        =========

Supplemental disclosures - cash paid  (received) for:
   Interest                                                            $  38,607         $ 34,061        $  28,147
   Income taxes                                                           20,690            6,748          (11,480)

See accompanying notes to consolidated financial statements.



                   KORNOS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of significant accounting policies:

     Organization and basis of presentation. Kronos International, Inc. ("KII") is incorporated in the state of Delaware, U.S.A., with its seat of management in Leverkusen, Germany. KII is a wholly-owned subsidiary of Kronos Worldwide, Inc. ("Kronos") (NYSE:KRO). At December 31, 2003, NL Industries, Inc. (NYSE: NL) held 51% of the outstanding common stock of Kronos. NL conducts its titanium dioxide pigments ("TiO2") operations through Kronos. KII conducts Kronos' European TiO2 operations. At December 31, 2003, Valhi, Inc. and a wholly-owned subsidiary of Valhi, held approximately 84% of NL's outstanding common stock, and Contran Corporation and its subsidiaries held approximately 90% of Valhi's outstanding common stock. At December 31, 2003, Valhi and a wholly-owned subsidiary of Valhi held an additional approximate 42% of Kronos' outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board of Valhi, Contran, NL, Kronos and the Company may be deemed to control each of such companies.

     Management's estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results may differ from previously-estimated amounts under different assumptions or conditions.

     Principles of consolidation. The consolidated financial statements include the accounts of KII and its wholly-owned and majority-owned subsidiaries (collectively, the "Company"). All material intercompany accounts and balances have been eliminated.

     Translation of foreign currencies. Assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end rates of exchange and revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments are accumulated in stockholder's equity as part of accumulated other comprehensive income (loss), net of related deferred income taxes and minority interest. Currency transaction gains and losses are recognized in income currently.

     Net sales. Sales are recorded when products are shipped and title and other risks and rewards of ownership have passed to the customer, or when services are performed. Shipping terms of products shipped are generally FOB shipping point, although in some instances shipping terms are FOB destination point (for which sales are not recognized until the product is received by the customer). Amounts charged to customers for shipping and handling are included in net sales. Sales are stated net of price, early payment and distributor discounts and volume rebates.

     Inventories and cost of sales. Inventories are stated at the lower of cost (principally average cost) or market, net of allowance for slow-moving inventories. Amounts are removed from inventories at average cost. Cost of sales includes costs for materials, packing and finishing, utilities, salary and benefits, maintenance and depreciation.

     Cash and cash equivalents. Cash equivalents include bank deposits with original maturities of three months or less.

     Restricted marketable debt securities. Restricted marketable debt securities are primarily invested in corporate debt securities and include amounts restricted in accordance with applicable Norwegian law regarding certain requirements of the Company's Norwegian defined benefit pension plans ($2.5 million and $2.6 million at December 31, 2002 and 2003, respectively). The restricted marketable debt securities are generally classified as either a current or noncurrent asset depending upon the maturity date of each such debt security and are carried at market which approximates cost.

     Accounts receivable. The Company provides an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

     Property and equipment and depreciation. Property and equipment are stated at cost. The Company has a governmental concession with an unlimited term to operate an ilmenite mine in Norway. Mining properties consist of buildings and equipment used in the Company's Norwegian ilmenite mining operations. The Company does not own the ilmenite reserves associated with the mine. Depreciation of property and equipment for financial reporting purposes (including mining properties) is computed principally by the straight-line method over the estimated useful lives of ten to 40 years for buildings and three to 20 years for equipment. Accelerated depreciation methods are used for income tax purposes, as permitted. Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.

     The Company performs planned major maintenance activities during the year. Repair and maintenance costs estimated to be incurred in connection with planned major maintenance activities are accrued in advance and are included in cost of sales. Accrued repair and maintenance costs, included in other current liabilities, was $3.3 million and $4.5 million at December 31, 2002 and 2003, respectively.

     Interest costs related to major long-term capital projects and renewals are capitalized as a component of construction costs. Interest costs capitalized were not significant in 2001, 2002 or 2003.

     When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. All relevant factors are considered. The test for impairment is performed by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required. Effective January 1, 2002, the Company commenced assessing impairment of other long-lived assets (such as property and equipment and mining properties) in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     Long-term debt. Amortization of deferred financing costs, included in interest expense, is computed by the interest method over the term of the applicable issue.

     Derivatives and hedging activities. Derivatives are recognized as either assets or liabilities and measured at fair value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The accounting for changes in fair value of derivatives depends upon the intended use of the derivative, and such changes are recognized either in net income or other comprehensive income. As permitted by the transition requirements of SFAS No. 133, the Company has exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives that were issued or acquired prior to January 1, 1999.

     Income taxes. Prior to December 2003, KII, Kronos and its qualifying subsidiaries were members of NL's consolidated U.S. federal income tax group (the "NL Tax Group"). As a member of the NL Tax Group, the Company was a party to a tax sharing agreement (the "NL Tax Agreement"). Effective January 1, 2001, the NL Tax Group, including KII, was included in the consolidated U.S. federal tax return of Contran (the "Contran Tax Group"). As a member of the Contran Tax Group, NL is a party to a separate tax sharing agreement (the "Contran Tax Agreement"). The Contran Tax Agreement provides that NL and its qualifying subsidiaries, including KII, compute provisions for U.S. income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to the NL Tax Sharing Agreement and using the tax elections made by Contran, KII made payments to or received payments from NL in amounts it would have paid to or received from the U.S. Internal Revenue Service had it not been a member of NL's consolidated tax group but instead was a separate taxpayer. Refunds are limited to amounts previously paid under the NL Tax Sharing Agreement. See Note 9.

     Effective December 2003, following NL's distribution of 48.8% of the outstanding shares of Kronos common stock to NL stockholders, KII, Kronos and its qualifying subsidiaries ceased being members of the NL Tax Group, but KII, Kronos and its qualifying subsidiaries remained as members of the Contran Tax Group. Kronos entered into a new tax sharing agreement with Valhi and Contran, which contains similar terms to the NL Tax Agreement.

     Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in the Company's subsidiaries and affiliates who are not members of the Contran Tax Group and including undistributed earnings of foreign subsidiaries  which are not deemed to be  permanently  reinvested.  The  Company periodically evaluates its deferred tax assets in the various taxing jurisdictions in which it operates and adjusts any related valuation allowance based on the estimate of the amount of such deferred tax assets that the Company believes does not meet the "more-likely-than-not" recognition criteria. Earnings of foreign subsidiaries deemed to be permanently reinvested aggregated $133.2 million at December 31, 2002 and $190.2 million at December 31, 2003.

     Stock options. The Company has not issued any stock options. However, certain employees of the Company have been granted options by NL to purchase NL common stock. The Company has elected the disclosure alternative prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, and to account for its stock-based employee compensation related to stock options in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. During the fourth quarter of 2002, and following NL's cash settlement of options to purchase NL common stock held by certain individuals, NL and the Company, commenced accounting for its stock options using the variable accounting method because NL could not overcome the presumption that it would not similarly cash settle its remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including those with an exercise price at least equal to the market price on the date of grant) are accrued as an expense over their vesting period, with subsequent increases (decreases) in NL's market price resulting in additional compensation expense (income). Upon exercise of such options to purchase NL common stock held by employees of the Company, the Company pays NL an amount equal to the difference between the market price of NL's common stock on the date of exercise and the exercise price of such stock option. Aggregate compensation expense related to NL stock options held by employees of the Company was nil in 2001, $400,000 in 2002 and $300,000 in 2003.

     The following table presents what the Company's consolidated net income, and related per share amounts, would have been in 2001, 2002 and 2003 if the Company had applied the fair value-based recognition provisions of SFAS No. 123, for all awards granted subsequent to January 1, 1995.

                                                                Years ended December 31,
                                                         2001             2002             2003
                                                                     (In millions)

Net income (loss) as reported                         $  1.3            $(26.3)        $  81.8

Adjustments, net of applicable income
 tax effects and minority interest:
  Stock-based employee compensation expense
   determined under APBO No. 25                          -                  .3              .1
  Stock-based employee compensation expense
   determined under SFAS No. 123                         (.3)              (.3)            (.1)
                                                      ------           -------         -------

Pro forma net income (loss)                           $  1.0           $(26.3)         $  81.8
                                                      ======           ======          =======


     Selling, general and administrative expenses; shipping and handling costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, shipping and handling, research and development, legal and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. Shipping and handling costs are included in selling, general and administrative expense and were $33 million in each of 2001 and 2002, and $43 million in 2003. Advertising costs are expensed as incurred and were $1 million in each of 2001, 2002 and 2003. Research, development and certain sales technical support costs are expensed as incurred and approximated $5 million in 2001, $6 million in 2002 and $7 million in 2003.

     Other. Accounting and funding policies for retirement plans are described in Note 10.

Note 2 - Geographic information:

     The Company's operations are associated with the production and sale of TiO2. Titanium dioxide pigments are used to impart whiteness, brightness and opacity to a wide variety of products, including paints, plastics, paper, fibers and ceramics. All of the Company's net assets are located in Europe.

     For geographic information, net sales are attributed to the place of manufacture (point of origin) and the location of the customer (point of destination); property and equipment are attributed to their physical location.



                                                                              Years ended December 31,
                                                                   ---------------------------------------------
                                                                   2001                2002                2003
                                                                               (In thousands)
       Geographic areas

Net sales - point of origin:
    Germany                                                     $  398,470         $  404,299          $  510,105
    Belgium                                                        126,782            123,760             150,728
    Norway                                                         102,843            111,811             131,457
    Other                                                           82,320             89,560             110,358
    Eliminations                                                  (155,778)          (149,765)           (186,742)
                                                                ----------         ----------          ----------

                                                                $  554,637         $  579,665          $  715,906
                                                                ==========         ==========          ==========


                                                                              Years ended December 31,
                                                                   ---------------------------------------------
                                                                   2001                2002                2003
                                                                               (In thousands)
Net sales - point of destination:

    Europe                                                      $  424,888         $  456,299          $  567,630
    United States                                                   32,052             39,104              58,293
    Latin America                                                   16,039             12,808              12,258
    Asia                                                            42,686             39,832              42,974
    Other                                                           38,972             31,622              34,751
                                                                ----------         ----------          ----------

                                                                $  554,637         $  579,665          $  715,906
                                                                ==========         ==========          ==========



                                                                                            December 31,
                                                                                   -----------------------------
                                                                                     2002                 2003
                                                                                     ----                 ----

                                                                                           (In thousands)

Identifiable assets -
  net property and equipment:

      Germany                                                                       $213,170             $252,411
      Belgium                                                                         54,625               64,895
      Norway                                                                          49,737               50,811
      Other                                                                              231                  270
                                                                                    --------             --------

                                                                                    $317,763             $368,387
                                                                                    ========             ========

Note 3 -       Accounts and other receivables:

                                                                                            December 31,
                                                                                   -----------------------------
                                                                                     2002                 2003
                                                                                     ----                 ----

                                                                                           (In thousands)

Trade receivables                                                                   $ 83,929             $106,246
Insurance claims                                                                         312                   58
Recoverable VAT and other receivables                                                 10,159                8,715
Allowance for doubtful accounts                                                       (1,907)              (2,222)
                                                                                    --------             --------

                                                                                    $ 92,493             $112,797
                                                                                    ========             ========





Note 4 -       Inventories

                                                                                            December 31,
                                                                                   -----------------------------
                                                                                     2002                 2003
                                                                                     ----                 ----

                                                                                          (In thousands)

Raw materials                                                                       $ 36,960             $ 30,261
Work in process                                                                       14,009               15,623
Finished products                                                                     67,469               92,009
Supplies                                                                              25,226               30,238
                                                                                    --------             --------

                                                                                    $143,664             $168,131
                                                                                    ========             ========

Note 5 -       Accounts payable and accrued liabilities:

                                                                                           December 31,
                                                                                   -----------------------------
                                                                                     2002                 2003
                                                                                     ----                 ----
                                                                                         (In thousands)

Accounts payable                                                                    $ 49,630             $ 50,626
Employee benefits                                                                     20,131               23,592
Other                                                                                 23,802               29,586
                                                                                    --------             --------

                                                                                    $ 93,563             $103,804
                                                                                    ========             ========

Note 6 -       Long-term debt:

                                                                                            December 31,
                                                                                   -----------------------------
                                                                                     2002                 2003
                                                                                     ----                 ----
                                                                                          (In thousands)

Long-term debt:
  8.875% Senior Secured Notes                                                       $296,942             $356,136
  Bank credit facility                                                                27,077                 -
  Other                                                                                1,887                  603
                                                                                    --------             --------

                                                                                     325,906              356,739
  Less current maturities                                                              1,298                  288
                                                                                    --------             --------

                                                                                    $324,608             $356,451
                                                                                    ========             ========

     In June 2002, KII issued euro 285 million principal amount ($280 million when issued) of its 8.875% Senior Secured Notes (the "Notes") due 2009. The Notes are collateralized by first priority liens on 65% of the common stock or other ownership interests of certain of KII's first-tier operating subsidiaries. In addition, the indenture contains customary cross-default provisions with respect to other debt and obligations of KII or its subsidiaries. The Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts the ability of KII and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. The Notes are redeemable, at KII's option, on or after December 30, 2005 at redemption prices ranging from 104.437% of the principal amount, declining to 100% on or after December 30, 2008. In addition, on or before June 30, 2005, KII may redeem up to 35% of the Notes with the net proceeds of a qualified public equity offering at 108.875% of the principal amount. In the event of a change of control of KII, as defined, KII would be required to make an offer to purchase its Notes at 101% of the principal amount. KII would also be required to make an offer to purchase a specified portion of its Notes at par value in the event KII generates a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period. At December 31, 2003, KII was in compliance with all the covenants, and the quoted market price of the Notes was approximately (euro)1,000 per (euro)1,000 principal amount (2002 -
(euro)1,010 per (euro)1,000 principal amount). The Notes require cash interest payments on June 30 and December 30. KII completed an exchange offer in November 2002 to exchange the Notes for registered publicly traded notes that have substantially identical terms as the Notes.

     Also in June 2002, KII's operating subsidiaries in Germany, Belgium and Norway (collectively, the "Borrowers") entered into a (euro)80 million secured revolving bank credit facility that matures in June 2005 ("European Credit Facility"). Borrowings under this facility were used in part to repay and terminate Kronos' short-term non-U.S. bank credit agreements. Borrowings may be denominated in euros, Norwegian kroners or U.S. dollars, and bear interest at the applicable interbank market rate plus 1.75%. The facility also provides for the issuance of letters of credit up to (euro)5 million. The European Credit Facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower. The European Credit Facility contains certain restrictive covenants which, among other things, restricts the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. In addition, the European Credit Facility contains customary cross-default provisions with respect to other debt and obligations of Borrowers, KII and its other subsidiaries. At December 31, 2003, no amounts were outstanding under the European Credit Facility, and the equivalent of $97.5 million was available for additional borrowing by the subsidiaries.

     Under the cross-default provisions of the Notes, the Notes may be accelerated prior to their stated maturity if KII or any of KII's subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness). Under the cross-default provisions of the European Credit Facility, any outstanding borrowings under the European Credit Facility may be accelerated prior to their stated maturity if the Borrowers or KII default under any other indebtedness in excess of (euro)5 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness). In the event the cross-default provisions of either the Notes or the European Credit Facility become applicable, and such indebtedness is accelerated, the Company would be required to repay such indebtedness prior to their stated maturity.

     Deferred financing costs of $10.0 million for the Notes and the European Credit Facility are being amortized over the life of the respective agreements and are included in other noncurrent assets as of December 31, 2003.

     Unused lines of credit available for borrowing under the Company's non-U.S. credit facilities approximated $99.9 million at December 31, 2003 (including approximately $97.5 million under the European Credit Facility).

     In January and February 2004, certain of KII's operating subsidiaries borrowed (euro)40 million ($50 million when borrowed) under the European Credit Facility at an interest rate of 3.825%.

     Aggregate maturities of long-term debt at December 31, 2003 are shown in the table below.





Years ending December 31,                                        Amount
                                                            ---------------
                                                             (In thousands)

  2004                                                           $    288
  2005                                                                153
  2006                                                                145
  2007                                                                 18
  2008                                                                  -
  2009 and thereafter                                             356,135
                                                                 --------

                                                                 $356,739
                                                                 ========


Note 7 - Other noncurrent liabilities:


                                                                                            December 31,
                                                                                   -----------------------------
                                                                                     2002                 2003
                                                                                     ----                 ----
                                                                                           (In thousands)

Insurance claims and expenses                                                          $   889           $ 1,222
Employee benefits                                                                        4,025             4,849
Other                                                                                    8,019             8,027
                                                                                       -------           -------

                                                                                       $12,933           $14,098
                                                                                       =======           =======

Note 8 - Common stock and notes receivable from affiliates:

     NL common stock options held by employees of the Company. At December 31, 2003, employees of the Company held options to purchase approximately 124,000 shares of NL common stock, of which 60,000 were granted in 2001 and are exercisable at various dates through 2011 at an exercise price of $11.49 per share. The remaining exercisable options are exercisable at various dates through 2010 at an exercise price ranging from $2.66 to $9.34 per share.

     The pro forma information required by SFAS No. 123 is based on an estimation of the fair value of options issued subsequent to January 1, 1995. See Note 1. The fair value of options granted during 2001 (none were granted during 2002 or 2003) was $7.52 per share. The fair value of employee stock options was calculated using the Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 2001: stock price volatility of 46%; risk-free rate of return of 5%; dividend yield of 4.0%; and an expected term of 9 years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods.

     Common stock dividends. KII paid $25.0 million in cash dividends to Kronos during 2003. On January 2, 2004, KII paid a cash dividend of $60.0 million to Kronos, as approved by the Company's Board of Directors.

     Preferred stock. In July 2002, KII and Kronos agreed to a recapitalization of the Company as contemplated in the (euro)285 million Notes offering. See Note
6. In connection with the recapitalization agreement, KII converted the Series A (738 shares) and Series B (647 shares) redeemable preferred stock (including liquidation and redemption preferences and accrued and unpaid dividends) held by Kronos totaling $411.7 million into 1,385 shares of KII, $100 par value, common stock. As a result of the conversion, the Series A and B redeemable preferred stock certificates were canceled. Further, KII redeemed its profit participation certificates held by Kronos totaling $284.3 million in exchange for various notes receivable from NL. As a result of the redemption, the profit participation certificates were canceled. Finally, KII redeemed 1,613 shares of KII common stock held by Kronos in exchange for its remaining notes receivable from NL and Kronos totaling $479.4 million. As a result of the recapitalization in July 2002, KII's common stockholder's equity increased a net $696.0 million.

     Notes receivable from affiliates - contra equity. The Company periodically converted interest receivable from affiliates to notes receivable from affiliates. For the years ended 2001, 2002 and 2003, the interest transferred to notes receivable from affiliates totaled $25.0 million, $12.6 million and nil, respectively.

     Cash flows related to such loans made to affiliates included in contra equity were reflected in "Other capital transactions with affiliates, net" in the accompanying Consolidated Statements of Cash Flows.

Note 9 - Income taxes:

                                                                             Years ended December 31,
                                                                         2001           2002          2003
                                                                                   (In millions)
Pre-tax income (loss):
  Germany                                                                $ 88.3        $ 46.8        $ 45.8
  Non-U.S.                                                                 39.9          16.4          36.8
                                                                         ------        ------        ------

                                                                         $128.2        $ 63.2        $ 82.6
                                                                         ======        ======        ======

Expected tax expense (benefit), at U.S.
 federal statutory income tax rate of 35%                                $ 44.9        $ 22.1        $ 28.9
Non-U.S. tax rates                                                         (8.4)         (5.2)          (.9)
Refund of prior year German income taxes                                   -               -          (38.0)
Nontaxable income                                                          (3.2)           -             -
Nondeductible expenses                                                       .1           2.8           2.7
Change in deferred income tax valuation allowance, net
                                                                          (23.2)         (2.8)         (6.7)
Currency transaction gains and losses for which no income taxes are
    provided                                                                3.2          (4.6)           -
Change in Belgian income tax law                                            -            (2.3)           -
NL tax contingency reserve adjustment, net                                 (1.7)           .1          13.4
Other, net                                                                  2.8            .7           1.3
                                                                         ------        ------        ------

                                                                         $ 14.5        $ 10.8        $   .7
                                                                         ======        ======        ======
Components of income tax expense (benefit):
  Currently payable (refundable):
    Germany                                                              $ 10.3        $ (1.2)       $(56.9)
    Other non - U.S.                                                       10.8           6.5          18.9
                                                                         ------        ------        ------
                                                                           21.1           5.3         (38.0)
                                                                         ------        ------        ------
  Deferred income taxes (benefit):
    Germany                                                                (6.2)          7.9          44.4
    Other non - U.S.                                                        (.4)         (2.4)         (5.7)
                                                                         ------        ------        ------
                                                                           (6.6)          5.5          38.7
                                                                         ------        ------        ------

                                                                         $ 14.5        $ 10.8        $   .7
                                                                         ======        ======        ======
Comprehensive provision for
 income taxes (benefit) allocable to:
  Net income                                                             $ 14.5        $ 10.8        $   .7
  Other comprehensive income -
    pension liabilities                                                    (1.1)          (.7)         (9.5)
                                                                         ------        ------        ------

                                                                         $ 13.4        $ 10.1        $ (8.8)
                                                                         ======        ======        ======


     The components of the net deferred tax liability at December 31, 2002 and 2003, and changes in the deferred income tax valuation allowance during the past three years, are summarized in the following tables.





                                                                                 December 31,
                                                                       2002                        2003
                                                              ---------------------     -----------------------
                                                               Assets    Liabilities     Assets     Liabilities
                                                                                (In millions)
Tax effect of temporary differences
 related to:
  Inventories                                                  $   .7    $   (3.3)      $   .9      $  (3.4)
  Property and equipment                                         43.9       (17.2)        46.0        (21.6)
  Accrued (prepaid) pension cost                                   .2       (24.8)        11.3        (33.5)
  Other accrued liabilities and deductible differences            1.8          -           3.8         -
  Other taxable differences                                       -         (32.2)         -          (67.2)
Tax loss and tax credit carryforwards                           134.3          -         137.3         -
Valuation allowance                                            (153.7)        -         (162.7)        -
                                                              -------    --------       ------      -------
  Adjusted gross deferred tax assets
    (liabilities)                                                27.2       (77.5)        36.6       (125.7)
Netting of items by tax jurisdiction                            (24.6)       24.6        (35.7)        35.7
                                                              -------    --------       ------      -------
                                                                  2.6       (52.9)          .9        (90.0)
Less net current deferred tax
 asset (liability)                                                 .7        (3.2)          .9         (3.4)
                                                              -------    --------       ------      -------

    Net noncurrent deferred tax asset
     (liability)                                               $  1.9    $  (49.7)      $  -        $ (86.6)
                                                              =======    ========       ======      =======


                                                                               Years ended December 31,
                                                                          2001          2002           2003
                                                                                    (In millions)

Increase (decrease) in valuation allowance:
  Recognition of certain deductible tax
   attributes for which the benefit had not
   previously been recognized under the
   "more-likely-than-not" recognition criteria                          $(23.2)          $(2.8)      $ (6.7)
  Foreign currency translation                                            (7.5)           21.6         28.2
  Offset to the change in gross deferred
   income tax assets due principally to
   redeterminations of certain tax attributes
   and implementation of certain tax
   planning strategies                                                    (3.2)           13.2         (12.5)
                                                                        ------           -----        ------

                                                                        $(33.9)          $32.0        $  9.0
                                                                        ======           =====        ======

     A reduction in the Belgian income tax rate from 40% to 34% was enacted in December 2002 and became effective in January 2003. This reduction in the Belgian income tax rate resulted in a $2.3 million decrease in the Company's income tax expense in 2002 because the Company had previously recognized a net deferred income tax liability with respect to Belgian temporary differences.

     In 2001, the Company completed a restructuring of its German subsidiaries, and as a result the Company recognized a $17.6 million net income tax benefit. This benefit is comprised of a $23.2 million decrease in the Company's deferred income tax asset valuation allowance due to a change in estimate of the Company's ability to utilize certain German income tax attributes that did not previously meet the "more-likely-than-not" recognition criteria, offset by $5.6 million of incremental U.S. taxes on undistributed earnings of certain foreign subsidiaries.

     In the first  quarter  of 2003,  the  Company  was  notified  by the German
Federal Fiscal Court (the "Court") that the Court had ruled in the Company's favor concerning a claim for refund suit in which the Company sought refunds of prior taxes paid during the periods 1990 through 1997. KII and the Company's German operating subsidiary were required to file amended tax returns with the German tax authorities in order to receive its refunds for such years, and all of such amended returns were filed during 2003. Such amended returns reflected an aggregate refund of taxes and related interest to the Company's German operating subsidiary of (euro)103.2 million ($123.0 million), and an aggregate additional liability of taxes and related interest to KII of (euro)91.9 million ($109.6 million). Assessments and refunds will be processed by year as the respective returns are reviewed by the tax authorities. Certain interest components may also be refunded separately. The German tax authorities have reviewed and accepted the amended return with respect to the 1990 tax year. In February 2004, the Company's German operating subsidiary received interest of
(euro)16.8 million ($19.2 million). The Company believes it will receive the net refunds of taxes and related interest for the remaining years during 2004. In addition to the refunds for the 1990 to 1997 periods, the court ruling also resulted in a refund of 1999 income taxes and interest, and the Company received
(euro)21.5 million ($24.6 million) in 2003. The Company has recognized the aggregate (euro)32.8 million ($38 million) benefit of such net refunds in its 2003 results of operations.

     Certain of the Company's non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including non-income related items and interest. For example:

o The Company has received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including interest, of approximately (euro)6 million ($8 million at December 31, 2003). The Company has filed a protest to this assessment and believes that a significant portion of the assessment is without merit. The Belgian tax authorities have filed a lien on the fixed assets of the Company's Belgian TiO2 operations in connection with this assessment. In April 2003, the Company received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, is expected to be approximately (euro)13 million ($16 million). The Company believes the proposed assessment is substantially without merit, and the Company has filed a written response. In December 2003, the Belgian tax authorities agreed to a settlement of certain tax assessments separate from the assessments noted previously, for the years 1991 to 1997. Including interest, the proposed (euro)10.1 million tax deficiency ($12.6 million at December 31, 2003) was settled for (euro)5.0 million ($6.3 million).

o The Norwegian tax authorities have notified the Company of their intent to assess tax deficiencies of approximately kroner 12 million ($2 million at December 31, 2003) relating to the years 1998 to 2000. The Company has filed a written protest to this proposed assessment.

     No assurance can be given that these tax matters will be resolved in the Company's favor in view of the inherent uncertainties involved in settlement initiatives, court and tax proceedings. The Company believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

     At December 31, 2003, the Company had the equivalent of $438 million of German income tax loss carryforwards with no expiration date. The Company has provided a deferred tax valuation allowance of $153.7 million at December 31, 2002 and $162.7 million at December 31, 2003, principally related to Germany, partially offsetting deferred tax assets which the Company believes do not meet the "more-likely-than-not" recognition criteria.

     In January 2004, the German federal government enacted new tax law amendments that limit the annual utilization of income tax loss carryforward effective January 1, 2004. The new law may significantly affect the Company's future income tax expense and cash tax payments.

Note 10 - Employee benefit plans:

     Defined benefit plans. The Company maintains various defined benefit pension plans. Non-U.S. employees are covered by plans in their respective countries and a majority of U.S. employees are eligible to participate in a contributory savings plan. Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods. At December 31, 2003, the Company currently expects to contribute the equivalent of approximately $4 million to all of its defined benefit pension plans during 2004.

     The funded status of the Company's defined benefit pension plans, the components of net periodic defined benefit pension cost related to the Company's consolidated business segments and charged to continuing operations and the rates used in determining the actuarial present value of benefit obligations are presented in the tables below. The Company uses a September 30th measurement date for their defined benefit pension plans.

                                                                                     Years ended December 31,
                                                                                      2002              2003
                                                                                          (In thousands)
Change in projected benefit obligations ("PBO"):
  Benefit obligations at beginning of the year                                      $ 180,586         $  213,183
  Service cost                                                                          3,395              4,060
  Interest cost                                                                        10,965             12,378
  Participant contributions                                                             1,016              1,295
  Plan amendments                                                                           -              3,200
  Actuarial (gains) losses                                                             (7,118)            17,337
  Change in foreign exchange rates                                                     36,054             36,547
  Benefits paid                                                                       (11,715)           (15,796)
                                                                                    ---------          ---------

      Benefit obligations at end of the year                                        $ 213,183          $ 272,204
                                                                                    =========          =========

Change in plan assets:
  Fair value of plan assets at beginning of the year                                $ 137,158          $ 160,860
  Actual return on plan assets                                                           (717)           (12,559)
  Employer contributions                                                                7,768             10,240
  Participant contributions                                                             1,016              1,295
  Change in foreign exchange rates                                                     27,350             23,262
  Benefits paid                                                                       (11,715)           (15,796)
                                                                                    ---------          ---------

      Fair value of plan assets at end of year                                      $ 160,860          $ 167,302
                                                                                    =========          =========

Funded status at end of the year:
  Plan assets less than PBO                                                         $ (52,323)         $(104,902)
  Unrecognized actuarial losses                                                        45,809             98,368
  Unrecognized prior service cost                                                       3,221              6,678
  Unrecognized net transition obligations                                               1,638              1,228
                                                                                    ---------          ---------

                                                                                    $  (1,655)         $   1,372
                                                                                    =========          =========

Amounts recognized in the balance sheet:
  Prepaid pension costs                                                             $  17,572          $    -
  Unrecognized net pension obligations                                                    292              7,812
  Accrued pension costs:
    Current                                                                            (6,568)            (7,877)
    Noncurrent                                                                        (21,486)           (53,010)
  Accumulated other comprehensive income                                                8,535             54,447
                                                                                    ---------          ---------

                                                                                    $  (1,655)         $   1,372
                                                                                    =========          =========


                                                                               Years ended December 31,
                                                                        -------------------------------------
                                                                        2001            2002             2003
                                                                                    (In thousands)

Net periodic pension cost:
  Service cost benefits                                               $  3,087       $  3,395        $  4,060
  Interest cost on PBO                                                  10,268         10,965          12,378
  Expected return on plan assets                                        (9,676)       (10,294)        (12,264)
  Amortization of prior service cost                                       201            223             255
  Amortization of net transition obligations                               320            332             527
  Recognized actuarial losses                                              415          1,029             827
                                                                      --------       --------        --------

                                                                      $  4,615       $  5,650        $  5,783
                                                                      ========       ========        ========

     The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2002 and 2003 are presented in the table below. Such weighted-average rates were determined using the projected benefit obligations at each date.

                                                                                           December 31,
                                                                                     ------------------------
                                                                                     2002                2003

Discount rate                                                                        5.8%                5.4%
Increase in future compensation levels                                               2.6%                2.8%

     The weighted-average rate assumptions used in determining the net periodic pension cost for 2001, 2002 and 2003 are presented in the table below. The weighted-average discount rate and the weighted-average increase in future compensation levels were determined using the projected benefit obligations as of the beginning of each year, and the weighted-average long-term return on plan assets was determined using the fair value of plan assets as of the beginning of each year.

                                                                                      December 31,
                                                                      ----------------------------------------
                                                                      2001               2002             2003

Discount rate                                                         6.2%               6.0%             5.8%
Increase in future compensation levels                                3.0%               2.8%             2.6%
Long-term return on plan assets                                       7.5%               7.3%             6.9%

     Selected information related to the Company's defined benefit pension plans that have accumulated benefit obligations in excess of fair value of plan assets is presented below. At December 31, 2002 and 2003, 100% of the projected benefit obligations of such plans relate to non-U.S. plans.

                                                                                           December 31,
                                                                                      ----------------------
                                                                                      2002             2003
                                                                                          (In thousands)

  Projected benefit obligation                                                       $163,122       $272,204
  Accumulated benefit obligation                                                      143,530        230,893
  Fair value of plan assets                                                           113,536        167,302

Note 11 - Leverkusen fire and insurance claim:

     In March 2001, the Company suffered a fire at its Leverkusen, Germany TiO2 facility. Production at the facility's chloride-process plant returned to full capacity on April 8, 2001. The facility's sulfate-process plant became approximately 50% operational in September 2001, and became fully operational in late October 2001. The damages to property and the business interruption losses caused by the fire were covered by insurance, but the effect on the financial results of the Company on a quarter-to-quarter basis was impacted by the timing and amount of insurance recoveries. The Company's operating income in 2001 includes $27.3 million of business interruption insurance recoveries related to the Leverkusen fire. Of such business interruption proceeds amount, $20.1 million was recorded as a reduction of cost of sales to offset unallocated period costs that resulted from lost production; and the remaining $7.2 million, representing recovery of lost margin, was recorded as other income. The Company also recognized insurance recoveries of $29.1 million in 2001 for property damage and related cleanup and other extra costs, resulting in an insurance gain of $17.5 million as such recoveries exceeded the carrying value of the property destroyed and the cleanup and other extra expenses incurred.

Note 12 - Related party transactions:

     The Company may be deemed to be controlled  by Harold C. Simmons.  See Note
1. Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. While no transactions of the type described above are planned or proposed with respect to the Company other than as set forth in these financial statements, the Company continuously considers, reviews and evaluates, and understands that Contran and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that the Company might be a party to one or more such transactions in the future.

     It is the policy of the Company to engage in transactions with related parties on terms, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties.

     The Company is a party to a cost sharing agreement with Kronos whereby Kronos provides certain management, financial, insurance and administrative services to the Company on a fee basis. The Company's expense was $.2 million in 2001, $1.1 million in 2002 and $1.2 million in 2003.

     Sales of TiO2 to Kronos (US), Inc. ("KUS"), an affiliate, were $32.0 million in 2001, $38.5 million in 2002 and $57.8 million in 2003. Sales of TiO2 to Kronos Canada, Inc. ("KC") were $7.2 million in 2001, $7.7 million in 2002 and $10.9 million in 2003.

     KUS purchases the rutile and slag feedstock used as a raw material in all of the Company's chloride process TiO2 facilities. The Company purchases such feedstock from KUS for use in its facilities for an amount equal to the amount paid by KUS to the third-party supplier plus a 2.5% administrative fee. Such feedstock purchases were $91.5 million in 2001, $102.5 million in 2002 and $93.3 million in 2003.

     Purchases of TiO2 from KUS were $1.2 million in 2001, $2.6 million in 2002 and $100,000 in 2003. Purchases of TiO2 from KC were $100,000 in 2001 and $500,000 in each of 2002 and 2003.

     Royalty income received from KC for use of certain of the Company's intellectual property was $5.4 million in 2001, $5.8 million in 2002 and $6.1 million in 2003.

     The Company is party to master global NL insurance coverage policies with regard to property, business interruption, excess liability and other coverages. The costs associated with these policies aggregated $7.1 million, $7.0 million and $5.2 million in 2001, 2002 and 2003, respectively.

     Contran and certain of its subsidiaries and affiliates, including the Company, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies. With respect to certain of such policies, it is possible that unusually large losses incurred by one or more insureds during a given policy period could leave the other participating companies without adequate coverage under that policy for the balance of the policy period. As a result, Contran and certain of its subsidiaries and its affiliates, including the Company, have entered into a loss sharing agreement under which any uninsured loss is shared by those entities who have submitted claims under the relevant policy. The
Company believes the benefits in the form of reduced premiums and broader coverage associated with the group coverage for such policies justifies the risk associated with the potential for uninsured loss.

     Net amounts between the Company and KUS were generally related to product sales and raw material purchases. Net amounts between the Company and KC were generally related to product sales and royalties. See Note 8 for discussion of notes receivable from affiliates.

     Current receivables from and payables to affiliates are summarized in the table below.


                                                                                             December 31,
                                                                                         ---------------------
                                                                                          2002           2003
                                                                                            (In thousands)

Current receivables from affiliates:
  NL                                                                                      $    98        $  -
  KC                                                                                          815          1,877
  Other                                                                                        59              7
                                                                                          -------        -------

                                                                                          $   972        $ 1,884
                                                                                          =======        =======

Current payables to affiliates:
  KUS                                                                                     $21,430        $ 8,697
                                                                                          =======        =======


     Interest income on all loans to related parties was $36.2 million in 2001, $22.8 million in 2002 and less than $50,000 in 2003. Interest expense on all loans from related parties was $34.1 million in 2001, $18.7 million in 2002 and less than $100,000 in 2003.

     In July 2002, all outstanding Series A shares and Series B shares (with aggregate values of $219.0 million and $192.7 million, respectively, at the time of conversion) were converted into 1,385 shares of KII, $100 par value, common stock. As a result of the conversion, the Series A and B shares were canceled. See Note 8.

     Profit  Participation  Certificates  ("PPCs")  - PPCs with DM100 par value:
5,500,000 shares authorized, issued and outstanding are designated nonvoting cumulative preferred PPCs and yielded an annual dividend of 4% per share based on earnings of the Company and before any common stock dividends to Kronos. Kronos waived its right to dividend distributions for all periods presented and through December 2002. The PPCs were issued to Kronos ($284.3 million) in December 1999 as part of a recapitalization of the Company. In July 2002 all outstanding PPCs (with an aggregate value of $284.3 million at the time of redemption) were redeemed in exchange for various notes receivable from NL. As a result of the redemption, the PPCs were canceled.

Note 13 - Commitments and contingencies:

     Environmental matters. The Company's operations are governed by various environmental laws and regulations. Certain of the Company's businesses are, or have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of the Company have the potential to cause environmental or other damage. The Company has implemented and continues to implement various policies and programs in an effort to minimize these risks. The Company's policy is to comply with environmental laws and regulations at all its facilities and to strive to improve its environmental performance in association with applicable industry initiatives. The Company believes that its operations are in substantial compliance with applicable requirements of environmental laws. From time to time, the Company may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect the Company's production, handling, use, storage, transportation, sale or disposal of such substances.

     The Company's production facilities operate within an environmental regulatory framework in which governmental authorities typically are granted broad discretionary powers that allow them to issue operating permits under which the plants must operate. The Company believes all its plants are in substantial compliance with applicable environmental laws. With respect to the Company's plants, neither the Company nor any of its subsidiaries have been notified of any environmental claim by any applicable foreign authority or any provincial or local authority.

     While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory denominator is provided by the European Union (the "EU"). Germany and Belgium are members of the EU and follow its initiatives. Norway, although not a member, generally patterns its environmental regulatory actions after the EU. The Company believes that it has obtained all required permits and is in substantial compliance with applicable EU requirements, including EU Directive 92/112/EEC regarding establishment of procedures for reduction and eventual elimination of pollution caused by waste from the TiO2 industry.

     Litigation matters. The Company's Belgian subsidiary and various Belgian employees are the subject of civil and criminal proceedings related to an accident that resulted in two fatalities in such facility in 2000. At a hearing held in January 2004, the government requested the court to impose fines on the Company's subsidiary and certain of its employees in an amount equal to approximately (euro)367,500 ($460,000). The Company's subsidiary has undertaken the defense of and liability for any fines and costs incurred by its employees arising out of these proceedings. The court's decision is anticipated in April 2004.

     The Company is also involved in various other environmental, contractual, product liability and other claims and disputes incidental to its business.

     The Company currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

     Concentrations of credit risk. Sales of TiO2 accounted for more than 90% of net sales from continuing operations during each of the past three years. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 4,000 customers, with the top ten customers approximating 23%, 21% and 20%, respectively of net sales in 2001, 2002 and 2003. Approximately 73% of the Company's TiO2 sales by volume were to Europe in each of the past three years and approximately 13% of sales by volume were attributable to North America in 2001, 2002 and 2003.

     Capital expenditures. At December 31, 2003 the estimated cost to complete capital projects in process approximated $5.9 million.

     Long-term contracts. KUS has long-term supply contracts that provide for certain affiliates' chloride-process TiO2 feedstock requirements through 2007. The agreements require KUS to purchase certain minimum quantities of feedstock with average minimum annual purchase commitments aggregating approximately $165 million. The agreements require that the Company and certain of its affiliates purchase chloride feedstock underlying these long-term supply contracts from KUS.

     Operating leases. The Company's principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, with approximately one-half of the Company's current TiO2 production capacity, is located within the lessor's extensive manufacturing complex. Rent for the Leverkusen facility is periodically established by agreement with the lessor for periods of at least two years at a time. Under a separate supplies and services agreement expiring in 2011, the lessor provides some raw materials, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. Both the lease and the supplies and services agreements restrict the Company's ability to transfer ownership or use of the Leverkusen facility.

     The Company also leases various other manufacturing facilities and equipment. Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases the Company expects that, in the normal course of business, such leases will be renewed or replaced by other leases. Net rent expense approximated $6 million in 2001, $7 million in 2002 and $9 million in 2003. At December 31, 2003, future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year were as follows:


Years ending December 31,                                                         Amount
                                                                             (In thousands)

  2004                                                                              $ 2,950
  2005                                                                                2,168
  2006                                                                                1,389
  2007                                                                                1,285
  2008                                                                                1,184
  2009 and thereafter                                                                19,881
                                                                                    -------

                                                                                    $28,857
                                                                                    =======

     Approximately $19 million of the $29 million aggregate future minimum rental commitments at December 31, 2003 relates to the Company's Leverkusen facility lease discussed above. The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2003.

Note 14 - Financial instruments:

     Summarized below is the estimated fair value and related net carrying value of the Company's financial instruments.

                                                                     December 31,                December 31,
                                                                         2002                        2003
                                                              ---------------------------  -------------------------
                                                                Carrying        Fair         Carrying      Fair
                                                                 amount        value          amount       value
                                                              ------------- -------------  -------------------------
                                                                                  (In millions)
Cash, cash equivalents, and current and noncurrent restricted
   marketable debt securities                                     $  17.5       $  17.5        $ 39.7       $ 39.7

Long-term debt:
  Fixed rate with market quotes -
    8.875% Senior Secured Notes                                  $  296.9      $  299.9       $ 356.1      $ 356.1
  Variable rate debt                                                 29.0          29.0            .6           .6


     Fair  value  of  the  Company's  noncurrent   restricted   marketable  debt
securities and 8.875% Senior Secured Notes are based upon quoted market prices at each balance sheet date.

     At December 31, 2003, the Company had entered into a short-term currency forward contract maturing January 2, 2004 to exchange an aggregate of euro 40 million for an equivalent amount of U.S. dollars at an exchange rate of U.S. $1.25 per euro. Such contract was entered into in conjunction with the January 2004 payment of an intercompany dividend from one of the Company's European subsidiaries. At December 31, 2003, the actual exchange rate was U.S. $1.25 per euro. The estimated fair value of such foreign currency contract was not material at December 31, 2003. The Company held no other significant derivative financial instruments at December 31, 2002 or 2003. See Note 1.

Note 15 - Accounting principles newly adopted in 2003:

     Asset retirement obligations. The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 is recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

     Under the transition provisions of SFAS No. 143, at the date of adoption on January 1, 2003 the Company recognized (i) an asset retirement cost capitalized as an increase to the carrying value of its property, plant and equipment, (ii) accumulated depreciation on such capitalized cost and (iii) a liability for the asset retirement obligation. Amounts resulting from the initial application of SFAS No. 143 are measured using information, assumptions and interest rates all as of January 1, 2003. The amount recognized as the asset retirement cost is measured as of the date the asset retirement obligation was incurred. Cumulative accretion on the asset retirement obligation, and accumulated depreciation on the asset retirement cost, is recognized for the time period from the date the asset retirement cost and liability would have been recognized had the provisions of SFAS No. 143 been in effect at the date the liability was incurred, through January 1, 2003. The difference, if any, between the amounts to be recognized as described above and any associated amounts recognized in the Company's balance sheet as of December 31, 2002 is recognized as a cumulative effect of a change in accounting principles as of the date of adoption. The effect of adopting SFAS No. 143 as of January 1, 2003 was not material, as summarized in the table below, and is not separately recognized in the accompanying Statement of Income.

                                                                                        Amount
                                                                                       --------
                                                                                     (in millions)

Increase in carrying value of net property, plant and equipment:
  Cost                                                                                   $ .4
  Accumulated depreciation                                                                (.1)
Decrease in carrying value of previously-accrued closure and
 post-closure activities                                                                   .3
Asset retirement obligation recognized                                                    (.6)
                                                                                         ----

  Net impact                                                                             $ -
                                                                                         ====

     The increase in the asset retirement obligations from January 1, 2003 ($600,000) to December 31, 2003 ($800,000) is due to accretion expense and the effects of currency translation. Accretion expense, which is reported as a component of cost of goods sold in the accompanying Consolidated Statement of Operations, approximated $100,000 for the year ended December 31, 2003. If the Company had adopted SFAS No. 143 as of January 1, 2001, the asset retirement obligations would have been approximately $500,000 at December 31, 2001.

     Estimates of the ultimate cost to be incurred to settle the Company's obligations require a number of assumptions, are inherently difficult to develop and the ultimate outcome may differ from current estimates. As additional information becomes available, cost estimates will be adjusted as necessary. It is possible that technological, regulatory or enforcement developments, the results of studies or other factors could necessitate the recording of additional liabilities.

     Costs associated with exit or disposal activities. The Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, on January 1, 2003 for exit or disposal activities initiated on or after that date. Under SFAS No. 146, costs associated with exit activities, as defined, that are covered by the scope of SFAS No. 146 will be recognized and measured initially at fair value, generally in the period in which the liability is incurred. Costs covered by the scope of SFAS No. 146 include termination benefits provided to employees, costs to consolidate facilities or relocate employees, and costs to terminate contracts (other than a capital lease). Under prior GAAP, a liability for such an exit cost is recognized at the date an exit plan is adopted, which may or may not be the date at which the liability has been incurred. The effect of adopting SFAS No. 146 as of January 1, 2003 was not material as the Company was not involved in any exit or disposal activities covered by the scope of the new standard as of such date.

Note 16 - Accounting principles not yet adopted:

     The Company is required to comply with the consolidation requirements of FASB Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," as amended at March 31, 2004. While the Company currently does not believe it has any involvement with any variable interest entity (as that term is defined in FIN No. 46R) covered by the scope of FIN No. 46R, the interpretation is complex and therefore the impact of adopting the consolidation requirements of FIN No. 46R has not yet been definitively determined.




                         REPORT OF INDEPENDENT AUDITORS
                        ON FINANCIAL STATEMENT SCHEDULES



To the Stockholder and Board of Directors of Kronos International, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated March 5, 2004, appearing on page F-2 of the 2003 Annual Report on Form 10-K of Kronos International, Inc., also included an audit of the financial statement schedules listed in the index on page F-1 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.






                                                      PricewaterhouseCoopers LLP


Dallas, Texas
March 5, 2004




                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            Condensed Balance Sheets

                           December 31, 2002 and 2003

                                 (In thousands)

                                                                        2002              2003
                                                                       -----             -----

Current assets:
  Cash and cash equivalents                                         $    2,445       $      548
  Accounts and notes receivable                                          6,349            7,553
  Receivable from subsidiaries                                          31,840            5,605
  Other                                                                    194               21
                                                                    ----------       ----------

      Total current assets                                              40,828           13,727
                                                                    ----------       ----------

Other assets:
  Notes receivable from subsidiary                                      74,799           89,710
  Investment in subsidiaries                                           249,644          563,171
  Deferred income taxes                                                  1,875                -
  Other                                                                  8,956            9,190
  Property and equipment, net                                            4,929            6,454
                                                                    ----------       ----------

      Total other assets                                               340,203          668,525
                                                                    ----------       ----------

                                                                    $  381,031       $  682,252
                                                                    ==========       ==========

Current liabilities:
  Payable to affiliates                                             $      164       $   32,218
  Accounts payable and accrued liabilities                               5,362            5,305
  Income taxes                                                               -           95,293
  Deferred income taxes                                                    900             -
                                                                    ----------       ----------

      Total current liabilities                                          6,426          132,816
                                                                    ----------       ----------

Noncurrent liabilities:
  Long-term debt                                                       296,942          356,136
  Deferred income taxes                                                      -           80,741
  Other                                                                    815              997
                                                                    ----------       ----------


      Total noncurrent liabilities                                     297,757          437,874
                                                                    ----------       ----------

Stockholder's equity                                                    76,848          111,562
                                                                    ----------       ----------

                                                                    $  381,031       $  682,252
                                                                    ==========       ==========


Contingencies (Note 3)



                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                         Condensed Statements of Income

                  Years ended December 31, 2001, 2002 and 2003

                                 (In thousands)

                                                                       2001             2002              2003
                                                                      -----            -----             -----

Revenues and other income:
    Net sales                                                        $ 26,179       $  28,326        $ 35,601
    Equity in income from continuing operations of subsidiaries       114,170          34,308         293,623
  Interest income from affiliates                                      43,901          28,405              50
  Royalty income                                                       13,603          14,370          16,568
  Currency translation gains (losses), net                             (9,084)         14,656            (599)
  Other income, net                                                     1,838             753             (38)
                                                                     --------       ---------        --------

                                                                      190,607         120,818         345,205
                                                                     --------       ---------        --------

Costs and expenses:
  Cost of sales                                                        12,454          13,903          18,306
  General and administrative                                           18,891          16,814          21,209
  Interest                                                              1,063          13,948          29,847
  Interest expense to affiliates                                       42,245          20,530            -
                                                                     --------       ---------        --------

                                                                       74,653          65,195          69,362
                                                                     --------       ---------        --------

  Income before income taxes                                          115,954          55,623         275,843

Provision for income taxes                                              2,226           3,332         194,082
                                                                     --------       ---------        --------

  Net income                                                          113,728          52,291          81,761

Dividends and accretion applicable to redeemable preferred
    stock and profit participation certificates                      (112,466)        (78,600)           -
                                                                     --------       ---------        --------

  Net income (loss) available to common stock                        $  1,262       $ (26,309)       $ 81,761
                                                                     ========       =========        ========








                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                       Condensed Statements of Cash Flows

                  Years ended December 31, 2001, 2002 and 2003

                                 (In thousands)

                                                                         2001             2002              2003
                                                                        -----            -----             -----

Cash flows from operating activities:
    Net income                                                      $ 113,728         $  52,291        $  81,761
    Distributions from subsidiaries                                    44,990            26,249              402
    Noncash currency transaction (gain) loss                            9,355           (13,121)            -
    Noncash interest income                                           (25,044)          (21,849)            -
    Noncash interest expense                                             -                6,174            1,472
    Deferred income taxes                                                (449)            5,037          238,814
    Equity in earnings of subsidiaries                               (114,170)          (34,308)        (293,623)
    Other, net                                                            292               451           (3,570)
                                                                       28,702            20,924           25,256
                                                                    ---------         ---------        ---------

  Net change in assets and liabilities                                 25,510             1,220              115
                                                                    ---------         ---------        ---------

       Net cash provided by operating activities
                                                                       54,212            22,144           25,371
                                                                    ---------         ---------        ---------

Cash flows from investing activities:
  Capital expenditures                                                   (883)           (1,730)          (2,406)
  Collection of loans to affiliates                                    21,406            12,090             -
  Investments in subsidiaries                                         (27,237)             -                -
  Other, net                                                             -                   13                9
                                                                    ---------         ---------        ---------

       Net cash provided (used) by investing activities                (6,714)           10,373           (2,397)
                                                                    ---------         ---------        ---------

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                                           -              280,041             -
    Principal payments                                                (21,397)          (26,697)            -
    Deferred financing fees                                              -               (8,600)            -
  Repayments of loans from affiliates                                    -             (301,432)            -
  Capital contribution                                                  3,807              -                -
  Dividends paid                                                         -                 -             (25,000)
  Other capital transactions with affiliates, net                     (35,631)            2,925             -
                                                                    ---------         ---------        ---------

       Net cash used by financing activities                          (53,221)          (53,763)         (25,000)
                                                                    ---------         ---------        ---------

Net change during the year from operating investing and
    financing activities                                               (5,723)          (21,246)          (2,026)
Currency translation                                                     (421)            2,013              129
Balance at beginning of year                                           27,822            21,678            2,445
                                                                    ---------         ---------        ---------

Balance at end of year                                              $  21,678         $   2,445        $     548
                                                                    =========         =========        =========




                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                    Notes to Condensed Financial Information


Note 1 - Basis of presentation:

     The Consolidated Financial Statements of Kronos International, Inc. and the related Notes to Consolidated Financial Statements are incorporated herein by reference.

Note 2 - Investment in and advances to subsidiaries:

                                                                                             December 31,
                                                                                        ---------------------
                                                                                         2002            2003
                                                                                        -----           -----
                                                                                            (In thousands)

Current:
    Receivable from:
       Kronos Titan GmbH ("TG")                                                           $ 27,914          $   -
       Kronos Titan A/S                                                                      1,525          1,567
       Kronos Europe S.A./N.V                                                                1,052          1,641
       KC                                                                                       91          1,354
       Kronos Denmark ApS ("KDK")                                                              514            635
       Titania A/S ("TIA")                                                                     360            360
       Other                                                                                   384             48
                                                                                          --------       --------

                                                                                          $ 31,840       $  5,605
                                                                                          ========       ========
    Payable to:
       TG                                                                                        -         31,974
       KUS                                                                                     130             48
       Kronos Chemie GmbH ("KCH")                                                                -            150
       Other                                                                                    34             46
                                                                                          --------       --------

                                                                                          $    164       $ 32,218
                                                                                          ========       ========

Noncurrent:
    Notes receivable from TG                                                              $ 74,799       $ 89,710
                                                                                          ========       ========




                                                                                                December 31,
                                                                                          -----------------------
                                                                                           2002           2003
                                                                                          -----          ------
                                                                                               (In thousands)

Investment in:
    TG                                                                                    $150,575       $440,844
    KDK                                                                                     81,579        109,010
    Other                                                                                   17,490         13,317
                                                                                          --------       --------

                                                                                          $249,644       $563,171
                                                                                          ========       ========




                                                                                Years ended December 31,
                                                                         --------------------------------------
                                                                          2001            2002            2003
                                                                         -----           -----           ------
                                                                                     (In thousands)

Equity in income from continuing operations of subsidiaries:
    TG                                                                    $ 85,807     $  22,430        $270,541
    KDK                                                                     18,439        11,344          26,892
    Other                                                                    9,924           534          (3,810)
                                                                          --------     ---------        --------

                                                                          $114,170     $  34,308        $293,623
                                                                          ========     =========        ========

Note 3 -       Long-term debt:

     The Company's $194 million of 11.75% Senior Secured Notes at December 31, 2001 were redeemed at par value in 2002.




                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)


                                                           Additions
                                             Balance at    charged to                                                Balance
                                              beginning     costs and         Net        Currency                     at end
           Description                        of year       expenses      deductions    translation      Other       of year
---------------------------------           -----------   -----------    -----------   ------------     -------     ---------

Year ended December 31, 2001:
  Allowance for doubtful accounts             $ 1,662      $   255        $  (195)       $   (96)       $   -         $ 1,626
                                              =======      =======        =======        =======        =======       =======


Year ended December 31, 2002:
  Allowance for doubtful accounts             $ 1,626      $   381        $  (397)       $   297        $   -         $ 1,907
                                              =======      =======        =======        =======        =======       =======


Year ended December 31, 2003:
  Allowance for doubtful accounts             $ 1,907      $   233        $  (281)       $   363        $   -         $ 2,222
                                              =======      =======        =======        =======        =======       =======




Note - Certain information has been omitted from this Schedule because it is disclosed in the notes to the Consolidated Financial Statements.

                        KRONOS TITAN GMBH AND SUBSIDIARY

                   Index of Consolidated Financial Statements


Financial Statements                                                 Pages

Report of Independent Auditors                                       FA-2

Consolidated Balance Sheets - December 31, 2002 and 2003             FA-3

Consolidated Statements of Income - Years ended
 December 31, 2001, 2002 and 2003                                    FA-5

Consolidated Statements of Comprehensive Income - Years ended
 December 31, 2001, 2002 and 2003                                    FA-6

Consolidated Statements of Partners' Capital/Owners'
 Equity - Years ended December 31, 2001, 2002 and 2003               FA-7

Consolidated Statements of Cash Flows - Years ended
 December 31, 2001, 2002 and 2003                                    FA-8

Notes to Consolidated Financial Statements                           FA-10










                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Owner of Kronos Titan GmbH:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, owners' equity and cash flows present fairly, in all material respects, the financial position of Kronos Titan GmbH and Subsidiary at December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





PricewaterhouseCoopers GmbH
Wirtschaftsprufungsgesellschaft

March 5, 2004

/s/Thomas Husemeyer                                     /s/ Hans-Peter Kreibich
(Wirtschaftsprufer)                                     (Wirtschaftsprufer)





                        KRONOS TITAN GMBH AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2002 and 2003

                                 (In thousands)


         ASSETS                                                                      2002              2003
                                                                                    -----             ------

Current assets:
  Cash and cash equivalents                                                       $  7,825          $ 30,859
  Accounts and notes receivable                                                     53,318            66,565
  Receivable from affiliates                                                        18,823            82,166
  Refundable income taxes                                                              215           128,956
  Inventories                                                                       85,542           100,133
  Prepaid expenses                                                                   3,004             2,389
                                                                                  --------          --------

    Total current assets                                                           168,727           411,068
                                                                                  --------          --------

Other assets:
  Unrecognized net pension obligations                                                 292             3,636
  Deferred income taxes                                                                  -            19,832
  Other                                                                              1,590             1,211
                                                                                  --------          --------

    Total other assets                                                               1,882            24,679
                                                                                  --------          --------

Property and equipment:
  Land                                                                              11,103            13,539
  Buildings                                                                         83,012           101,819
  Machinery and equipment                                                          363,321           422,838
  Construction in progress                                                           6,714             6,624
                                                                                  --------          --------

                                                                                   464,150           564,820

  Less accumulated depreciation and depletion                                      259,913           323,313
                                                                                  --------          --------

    Net property and equipment                                                     204,237           241,507
                                                                                  --------          --------

                                                                                  $374,846          $677,254
                                                                                  ========          ========


See accompanying notes to consolidated financial statements.







                        KRONOS TITAN GMBH AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 2002 and 2003

                                 (In thousands)


LIABILITIES AND PARTNERS' CAPITAL/OWNERS' EQUITY                                     2002               2003
                                                                                    ------             ------

Current liabilities:
  Accounts payable and accrued liabilities                                        $ 52,688          $  61,252
  Payable to affiliates                                                             44,082             21,685
  Deferred income taxes                                                                765              1,407
                                                                                  --------          ---------

    Total current liabilities                                                       97,535             84,344
                                                                                  --------          ---------

Noncurrent liabilities:
  Note payable to Kronos International, Inc.                                        74,799             89,710
  Deferred income taxes                                                             19,994                  -
  Accrued pension cost                                                              20,709             50,826
  Other                                                                             11,234             11,530
                                                                                  --------          ---------

    Total noncurrent liabilities                                                   126,736            152,066
                                                                                  --------          ---------

Partners' capital / owners' equity:
  Partners' capital                                                                118,589                  -
  Subscribed capital                                                                     -             12,496
  Paid in capital                                                                        -            376,634
  Accumulated other comprehensive income (loss):
    Currency translation                                                            37,850             75,524
    Pension liabilities                                                             (5,864)           (23,810)
                                                                                  --------          ---------

      Total partners' capital / owners' equity                                     150,575            440,844
                                                                                  --------          ---------

                                                                                  $374,846          $ 677,254
                                                                                  ========          =========

Commitments and contingencies (Notes 6, 10 and 14)

See accompanying notes to consolidated financial statements.



                        KRONOS TITAN GMBH AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 2001, 2002 and 2003

                                 (In thousands)


                                                                          2001             2002             2003
                                                                        -------          -------          -------

Net sales                                                              $ 379,360       $ 384,361         $487,337
Cost of sales                                                            280,084         323,306          379,187
                                                                       ---------       ---------         --------

    Gross margin                                                          99,276          61,055          108,150

Selling, general and administrative expense                               31,166          34,633           42,925
Other operating income (expense):
  Currency transaction gains (losses), net                                   631              93           (3,519)
  Disposition of property and equipment                                     (512)           (300)            (390)
  Insurance recoveries, net                                                7,222            -                -
                                                                       ---------       ---------         --------

    Income from operations                                                75,451          26,215           61,316

Other income (expense):
  Insurance recoveries, net                                               17,468            -                -
  Trade interest income                                                      376             518              447
  Interest and other expense to affiliates                                (8,856)         (4,493)            (361)
  Interest and other income from affiliates                                2,135           3,694            3,918
  Interest expense                                                           (22)           (198)            (449)
                                                                       ---------       ---------         --------

    Income before income taxes                                            86,552          25,736           64,871

Income tax provision (benefit)                                               745           3,306         (205,670)
                                                                       ---------       ---------         --------

    Net income                                                         $  85,807       $  22,430         $270,541
                                                                       =========       =========         ========

See accompanying notes to consolidated financial statements.





                        KRONOS TITAN GMBH AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 2001, 2002 and 2003

                                 (In thousands)

                                                                          2001             2002             2003
                                                                        -------          -------          -------


Net income                                                              $85,807           $22,430          $270,541
                                                                        -------           -------          --------

Other comprehensive income (loss), net of     tax:
   Minimum pension liabilities adjustment                                (2,949)           (2,915)          (17,946)
   Currency translation adjustment                                       (2,079)           22,892            37,674
                                                                        -------           -------          --------

     Total other comprehensive income (loss)                             (5,028)           19,977            19,728
                                                                        -------           -------          --------

Comprehensive income                                                    $80,779           $42,407          $290,269
                                                                        =======           =======          ========


See accompanying notes to consolidated financial statements.




                        KRONOS TITAN GMBH AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL / OWNERS' EQUITY

                  Years ended December 31, 2001, 2002 and 2003

                                 (In thousands)

                                                                                            Accumulated other
                                                                                              comprehensive
                                                            Owners' Equity                    income (loss)
                                     Partners'       ---------------------------        -------------------------
                                      capital        Subscribed         Paid in         Currency          Pension
                                     (deficit)         capital          capital        translation      liabilities        Total
                                    ----------      -----------        ---------     --------------    -------------    -----------

Balance at December 31, 2000         $ 17,489        $       -         $      -          $17,037        $      -        $ 34,526

Net income                             85,807                -                -                -               -          85,807
Other comprehensive loss,                   -                -                -           (2,079)         (2,949)         (5,028)
net of tax
Cash distribution                     (11,097)               -                -                -               -         (11,097)
Cash contribution                      16,666                -                -                -               -          16,666
                                     --------        ---------         --------         --------        --------        --------

Balance at December 31, 2001          108,865                -                -           14,958          (2,949)        120,874

Net income                             22,430                -                -                -               -          22,430
Other comprehensive income                  -                -                -           22,892          (2,915)         19,977
  (loss), net of tax
Cash distribution                     (12,706)               -                -                -               -         (12,706)
                                     --------        ---------         --------         --------        --------        --------

Balance at December 31, 2002          118,589                -                -           37,850          (5,864)        150,575

Net income                            270,541                -                -                -               -         270,541
Other comprehensive income                  -                -                -           37,674         (17,946)         19,728
(loss), net of tax
Partnership conversion               (389,130)          12,496          376,634                -               -               -
                                     --------        ---------         --------         --------        --------        --------

Balance at December 31, 2003         $      -        $  12,496         $376,634         $ 75,524        $(23,810)       $440,844
                                     ========        =========         ========         ========        ========        ========



See accompanying notes to consolidated financial statements.





                        KRONOS TITAN GMBH AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2001, 2002 and 2003
                                 (In thousands)


                                                                      2001              2002              2003
                                                                    -------           -------           -------
Cash flows from operating activities:
  Net income                                                      $  85,807         $  22,430         $ 270,541
  Depreciation, depletion and amortization                           14,056            16,387            20,452
  Noncash interest expense                                                -                57               140
  Deferred income taxes                                              (6,273)            2,875           (39,770)
  Net loss from disposition of property and equipment                   512               300               390
  Pension, net                                                       (2,846)           (2,745)           (5,021)
  Insurance recoveries, net                                         (17,468)                -                 -
  Change in assets and liabilities:
    Accounts and notes receivable                                    (7,147)          (27,322)            1,827
    Inventories                                                      (4,730)           (2,678)            1,830
    Prepaid expenses                                                 (1,382)               25             1,107
    Accounts payable and accrued liabilities                          8,239            (4,652)            3,554
    Income taxes                                                        162            (1,164)         (130,136)
    Accounts with affiliates                                        (22,752)           25,616           (85,431)
    Accrued environmental costs                                           -               259              (905)
    Other noncurrent assets                                             190              (222)              481
    Other noncurrent liabilities                                       (827)           (1,018)             (555)
                                                                  ---------         ---------         ---------

      Net cash provided by operating activities                      45,541            28,148            38,504
                                                                  ---------         ---------         ---------

Cash flows from investing activities:
  Capital expenditures                                              (35,298)          (15,818)          (18,715)
  Loans to affiliates:
    Loans                                                           (16,677)                -                 -
    Collections                                                           -            18,097                 -
  Property damage by fire:
    Insurance proceeds                                               23,361                 -                 -
    Other, net                                                       (3,205)                -                 -
  Proceeds from disposition of property and equipment                   262                 3                 4
                                                                  ---------         ---------         ---------

      Net cash provided (used) by investing activities              (31,557)            2,282           (18,711)
                                                                  ---------         ---------         ---------






                        KRONOS TITAN GMBH AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                        December 31, 2001, 2002 and 2003

                                 (In thousands)


                                                                          2001             2002             2003
                                                                        -------          -------          -------

Cash flows from financing activities:
  Repayment of loans from affiliates                                  $ (21,406)        $ (12,090)       $       -
  Cash contributions                                                     16,666                 -                -
  Cash distributions                                                    (11,097)          (12,706)               -
  Deferred financing fees                                                     -              (410)               -
                                                                      ---------         ---------        ---------


    Net cash used by financing activities                               (15,837)          (25,206)               -
                                                                      ---------         ---------        ---------

Cash and cash equivalents:
  Net change during the year from:
    Operating, investing and financing
     activities                                                          (1,853)            5,224           19,793
    Currency translation                                                   (286)              924            3,241
  Balance at beginning of  period                                         3,816             1,677            7,825
                                                                      ---------         ---------        ---------

  Balance at end of period                                            $   1,677         $   7,825        $  30,859
                                                                      =========         =========        =========

Supplemental disclosures:
  Cash paid (received) for:
    Interest                                                          $   8,689         $   4,463        $     674
    Income taxes                                                          6,855               938             (166)



                        KRONOS TITAN GMBH AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

     Effective December 31, 2003, Kronos Titan GmbH & Co. OHG was converted from a partnership into a limited liability company under German law, and was renamed Kronos Titan GmbH ("TG"). The conversion had no material affect on TG's consolidated financial statements, other than with respect to deferred income taxes. See Note 10. TG is majority owned (99.95%) by Kronos International, Inc. ("KII"). KII is a wholly owned subsidiary of Kronos Worldwide, Inc. ("Kronos"), a majority owned subsidiary of NL Industries, Inc. ("NL"). NL Industries Chemie GmbH, another wholly owned subsidiary of NL, holds the remaining 0.05% ownership interest in TG. NL conducts its titanium dioxide pigments ("TiO2") operations through Kronos. At December 31, 2003, Valhi, Inc. ("Valhi") and a wholly-owned subsidiary of Valhi held approximately 84% of NL's outstanding common stock. At December 31, 2003, Contran Corporation ("Contran") and its subsidiaries held approximately 90% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons, the Chairman of the Board of each of Contran, Valhi and NL, may be deemed to control each of such companies and TG.

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), with the U.S. dollar as the reporting currency. TG also prepares financial statements on other bases, as required in Germany.

     As part of the restructuring of KII's German operations, KII implemented certain restructuring transactions in 1999 and 2001. In June 1999, two predecessors of TG, which had operated in corporate form in Germany, were each converted into partnerships. In October 2001, through various legal transactions, those two entities merged to form TG. There was no impact on TG's consolidated financial statements as a result of this 2001 merger since both companies were under common control.

     TG is not a registrant with the U.S. Securities and Exchange Commission ("SEC") and is not subject to the SEC's periodic reporting requirements, except as may be required by Rule 3-16 of Regulation S-X.

Note 2 - Summary of significant accounting policies:

     Principles of consolidation and management's estimates. The accompanying consolidated financial statements include the accounts of TG and its wholly owned subsidiary (collectively, the "Company"). All material intercompany accounts and balances have been eliminated. Certain prior-year amounts have been reclassified to conform to the current year presentation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results may differ from previously estimated amounts under different assumptions or conditions. The Company has no involvement with any variable interest entity covered by the scope of FASB Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities."

     Translation of foreign currencies. The functional currency of the Company is the euro. Assets and liabilities of the Company are translated to U.S. dollars at year-end rates of exchange and revenues and expenses are translated at weighted average exchange rates prevailing during the year. Resulting translation adjustments are included in other comprehensive income (loss), net of related income taxes, if applicable. Currency transaction gains and losses are recognized in income currently.

     Cash equivalents. Cash equivalents include bank deposits with original maturities of three months or less.

     Inventories and cost of sales. Inventories are stated at the lower of cost (principally average cost) or market, net of allowance for obsolete or slow-moving inventories. Amounts are removed from inventories at average cost. Cost of sales includes costs for materials, packaging and finishing, utilities, salary and benefits, maintenance and depreciation.

     Property, equipment, depreciation and depletion. Property and equipment are stated at cost. Interest costs related to major, long-term capital projects are capitalized as a component of construction costs. Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized. The Company performs planned major maintenance activities throughout the year. Repair and maintenance costs estimated to be incurred in connection with planned major maintenance activities are accrued in advance and are included in cost of goods sold. At December 31, 2003, accrued repair and maintenance costs, included in other current liabilities, was $3.3 million (2002
- $3.2 million).

     Depreciation is computed principally by the straight-line method over the estimated useful lives of ten to forty years for buildings and three to twenty years for machinery and equipment.

     When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. All relevant factors are considered. The test for impairment is performed by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required. Effective January 1, 2002, the Company commenced accounting for the impairment of other long-lived assets (such as property and equipment) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144.

     Deferred financing costs. Deferred financing costs are amortized over the term of the applicable issue by the interest method.

     Employee benefit plans. Accounting and funding policies for retirement plans are described in Note 8.

     The Company has not issued any stock options. However, certain employees of the Company have been granted options by NL to purchase NL common stock. The Company has elected the disclosure alternative prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, and to account for its stock-based employee compensation related to stock options in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. During the fourth quarter of 2002, and following NL's cash settlement of options to purchase NL common stock held by certain individuals, NL and the Company, commenced accounting for its stock options using the variable accounting method because NL could not overcome the presumption that it would not similarly cash settle its remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including those with an exercise price at least equal to the market price on the date of grant) are accrued as an expense over their vesting period, with subsequent increases (decreases) in NL's market price resulting in additional compensation expense (income). Upon exercise of such options to purchase NL common stock held by employees of the Company, the Company pays NL an amount equal to the difference between the market price of NL's common stock on the date of exercise and the exercise price of such stock option. Aggregate compensation expense related to NL stock options held by employees of the Company was nil in 2001, $25,000 in 2002 and $12,000 in 2003.

     The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                              Years ended December 31,
                                                    --------------------------------------------
                                                     2001               2002              2003
                                                    ------             ------            ------
                                                                   (In thousands)

Net income - as reported                            $85,807           $22,430            $270,541
Adjustments, net of applicable income
 tax effects:
  Stock-based employee compensation
   expense determined under APBO No. 25                   -                21                  10
  Stock-based employee compensation
   expense determined under SFAS No. 123                (25)              (21)                 (9)
                                                    -------           -------            --------

Pro forma net income                                $85,782           $22,430            $270,542
                                                    =======           =======            ========


     Environmental remediation costs. Environmental remediation costs are accrued when estimated future expenditures are probable and reasonably estimable. The estimated future expenditures are generally not discounted to present value. Recoveries of remediation costs from other parties, if any, are reported as receivables when their receipt is deemed probable. At December 31, 2002 and 2003, no receivables for recoveries have been recognized.

     Net sales. Sales are recorded when products are shipped and title and other risks and rewards of ownership have passed to the customer. Shipping terms of products shipped are generally FOB shipping point. Amounts charged to customers for shipping and handling are included in net sales. Sales are stated net of price, early payment and distributor discounts and volume rebates.

     Accounts receivable. The Company provides an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of the accounts.

     Selling, general and administrative expenses; shipping and handling costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, shipping and handling, research and development, legal and administrative functions, such as accounting, treasury and finance, and includes costs for salary and benefits, travel and entertainment, promotional materials and professional fees. Shipping and handling costs are included in selling, general and administrative expense and were $14.3 million in 2001, $15.1 million in 2002 and $19.8 million in 2003.

     Income taxes. As a partnership under German law, TG is not subject to corporate income taxes, but remains subject to trade income taxes. Deferred trade income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the trade income tax and financial reporting carrying amounts of assets and liabilities. The Company periodically evaluates its deferred trade income tax assets and adjusts any related valuation allowance. The Company's valuation allowance is equal to the amount of deferred trade income tax assets which the Company believes does not meet the "more-likely-than-not" recognition criteria. Effective December 31, 2003, the Company was converted from a partnership to a limited liability company. See Note 10. Subsequent to that date, the Company will be subject to the German corporation tax, with a statutory rate of 25%, in addition to solidarity-surcharge of 5.5% of corporate income tax and trade income taxes.

     Derivatives and hedging activities. Derivative instruments are recognized as either assets or liabilities and measured at fair value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The accounting for changes in fair value of derivatives is dependent upon the intended use of the derivative, and such changes are recognized either in net income or other comprehensive income. As permitted by the transition requirements of SFAS No. 133, as amended, the Company exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999. See Note 15.

Note 3 - Accounts and notes receivable:

                                                                                          December 31,
                                                                                    ------------------------
                                                                                    2002                2003
                                                                                   ------              ------
                                                                                         (In thousands)

Trade receivables                                                                 $47,152            $ 62,225
Insurance claims receivable                                                           147                   9
Recoverable VAT and other receivables                                               7,008               5,800
Allowance for doubtful accounts                                                      (989)             (1,469)
                                                                                  -------            --------

                                                                                  $53,318            $ 66,565
                                                                                  =======            ========

Note 4 - Inventories:

                                                                                           December 31,
                                                                                    ------------------------
                                                                                    2002                2003
                                                                                   ------              ------
                                                                                         (In thousands)

Raw materials                                                                      $ 20,426            $ 13,424
Work in process                                                                      11,489              14,169
Finished products                                                                    41,471              57,267
Supplies                                                                             12,156              15,273
                                                                                   --------            --------

                                                                                   $ 85,542            $100,133
                                                                                   ========            ========

Note 5 - Accounts payable and accrued liabilities:

                                                                                           December 31,
                                                                                    ------------------------
                                                                                    2002                2003
                                                                                   ------              ------
                                                                                         (In thousands)

Accounts payable                                                                  $28,118             $29,886
                                                                                  -------             -------
Accrued liabilities:
  Employee benefits                                                                10,152              13,180
  Waste acid recovery                                                               6,296               8,187
  Other                                                                             8,122               9,999
                                                                                  -------             -------

                                                                                   24,570              31,366
                                                                                  -------             -------

                                                                                  $52,688             $61,252
                                                                                  =======             =======


Note 6 - Long-term debt:

     In June 2002 the Company and KII's operating subsidiaries in Belgium and Norway (Kronos Europe S.A./N.V.-"KEU", Kronos Titan A/S - "TAS" and Titania A/S
- "TIA"), referred to as the "Borrowers", entered into a three-year (euro)80 million secured revolving credit facility ("Credit Facility"). The Credit Facility is available in multiple currencies, including U.S. dollars, euros and Norwegian kroner. Borrowings bear interest at the applicable interbank market rate plus 1.75%. As of December 31, 2003, no amounts were outstanding under the Credit Facility. At December 31, 2003, (euro)77.5 million ($97.5 million) was available for borrowing by the Borrowers.

     The Credit Facility is collateralized by accounts receivable and inventory of the Borrowers, plus a limited pledge of certain other assets of the Belgian operating subsidiary. The Credit Facility contains, among others, various restrictive covenants, including restrictions on incurring liens, asset sales, additional financial indebtedness, mergers, investments and acquisitions, transactions with affiliates and dividends. The Company and KEU are unconditionally jointly and severally liable for any and all outstanding borrowings under the Credit Facility. The parent company of TAS and TIA, Kronos Norge A/S, is jointly and severally liable for any and all outstanding borrowings under the Credit Facility to the extent permitted by Norwegian law. The Borrowers have a (euro)5 million sub-limit for issuing letters of credit with (euro)2.5 million letters of credit issued at December 31, 2003. The Borrowers were in compliance with all the covenants as of December 31, 2003.

     Deferred financing costs of $1.4 million for the Credit Facility ($.4 million paid by the Company, with the remaining $1.0 million paid by KII's Belgian and Norwegian operating subsidiaries) are being amortized over the life of the Credit Facility and are included in other noncurrent assets as of December 31, 2003.

     In January 2004, the Company borrowed (euro)40 million ($50 million, when borrowed) under the Credit Facility at an interest rate of 3.86% and used the proceeds to fund a $60 million dividend to KII. In February 2004, the Company repaid the (euro)40 million borrowing from proceeds collected from KEU and TAS in settlement of outstanding intercompany balances. KEU and TAS utilized funds borrowed under the Credit Facility, (euro)26 million ($32 million when borrowed) borrowed by KEU and (euro)14 million ($18 million when borrowed) borrowed by TAS, to settle the outstanding intercompany balances.

     In June 2002, KII issued (euro)285 million principal amount of 8.875% Senior Secured Notes (the "Notes") due 2009. The Notes are collateralized by first priority liens on 65% of the common stock or other equity interests of certain of KII's first-tier subsidiaries, including the Company. The Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts the ability of KII and its subsidiaries, including the Company, to incur debt, incur liens, or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity.

Note 7 - Other noncurrent liabilities:

                                                                                               December 31,
                                                                                        ------------------------
                                                                                        2002                2003
                                                                                       ------              ------
                                                                                              (In thousands)

Employee benefits                                                                     $ 3,286             $ 3,962
Insurance claims expense                                                                  813               1,112
Other                                                                                   7,135               6,456
                                                                                      -------             -------

                                                                                      $11,234             $11,530
                                                                                      =======             =======


Note 8 - Employee benefit plans:

     Company-sponsored pension plans. The Company maintains a defined benefit pension plan and certain other benefits covering substantially all employees.

     Certain actuarial assumptions used in measuring the defined benefit pension assets, liabilities and expenses are presented below. The Company uses a September 30th measurement date for their defined benefit pension plans.

     The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2002 and 2003 are presented in the table below. Such weighted-average rates were determined using the projected benefit obligations at each date.


                                                                                               December 31,
                                                                                           -------------------
                                           Rate                                             2002          2003
                                          ------                                           ------       ------

Discount rate                                                                               5.5%          5.3%
Increase in future compensation levels                                                      2.5%          2.8%

     The weighted-average rate assumptions used in determining the net periodic pension cost for 2001, 2002 and 2003 are presented in the table below. The weighted-average discount rate and the weighted-average increase in future compensation levels were determined using the projected benefit obligations at the beginning of each year, and the weighted-average long-term return on plan assets was determined using the fair value of plan assets at the beginning of each year.

                                                                                      Years ended December 31,
                                                                                  -------------------------------
                                                                                  2001         2002          2003
                                                                                 -----        -----         -----
                                     Rate
                                    ------
  Discount rate                                                                   5.8%         5.5%          5.3%
  Increase in future compensation levels                                          2.8%         2.5%          2.8%
  Long-term return on plan assets                                                 7.3%         6.8%          6.5%

     Plan assets are comprised  primarily of investments in corporate equity and
debt  securities,   short-term  investments,  mutual  funds  and  group  annuity contracts.

     SFAS No. 87, "Employers' Accounting for Pension Costs" requires that an additional pension liability be recognized when the unfunded accumulated pension benefit obligation exceeds the unfunded accrued pension liability. The accumulated benefit obligation of the Company's defined benefit pension plan was $177.3 million at December 31, 2003 (2002 - $141.4 million). Variances from actuarially assumed rates will change the actuarial valuation of accrued pension liabilities, pension expense and funding requirements in future periods.

     The components of the net periodic defined benefit pension cost are set forth below.

                                                                               Years ended December 31,
                                                                       --------------------------------------
                                                                         2001            2002            2003
                                                                       -------         -------         -------
                                                                                    (In thousands)

Net periodic pension cost:
  Service cost benefits                                                 $ 1,924        $ 2,120         $ 2,621
  Interest cost on projected benefit
   obligation ("PBO")                                                     7,877          8,353           9,354
  Expected return on plan assets                                         (7,396)        (8,210)         (8,831)
  Amortization of net transition obligation                                 201            210             251
  Recognized actuarial losses                                                 -            329              20
                                                                        -------        -------         -------

                                                                        $ 2,606        $ 2,802         $ 3,415
                                                                        =======        =======         =======

     The funded status of the Company's defined benefit pension plan is set forth below.

                                                                                          December 31,
                                                                                   --------------------------
                                                                                    2002                2003
                                                                                   -----               ------
                                                                                         (In thousands)

Change in PBO:
  Beginning of year                                                             $ 139,472            $ 160,871
  Service cost                                                                      2,120                2,621
  Interest                                                                          8,353                9,354
  Participant contributions                                                           904                1,156
  Plan amendments                                                                       -                3,200
  Actuarial losses (gains)                                                         (5,885)               6,398
  Benefits paid                                                                    (9,115)             (10,947)
  Change in currency exchange rates                                                25,022               32,787
                                                                                ---------            ---------

    End of year                                                                 $ 160,871            $ 205,440
                                                                                ---------            ---------

Change in fair value of plan assets:
  Beginning of year                                                             $  98,704            $ 112,674
  Actual return on plan assets                                                     (1,274)             (15,643)
  Employer contributions                                                            5,547                8,919
  Participant contributions                                                           904                1,156
  Benefits paid                                                                    (9,115)             (10,947)
  Change in currency exchange rates                                                17,908               20,116
                                                                                ---------            ---------

    End of year                                                                 $ 112,674            $ 116,275
                                                                                ---------            ---------

Funded status at year end:
  Plan assets less than PBO                                                     $ (48,197)           $ (89,165)
  Unrecognized actuarial loss                                                      28,522               68,627
  Unrecognized prior service cost                                                       -                3,566
  Unrecognized net transition obligation                                              292                   70
                                                                                ---------            ---------

                                                                                $ (19,383)           $ (16,902)
                                                                                =========            =========


Amounts recognized in the balance sheet:
  Accrued pension cost:
    Current                                                                     $  (6,189)           $  (7,878)
    Noncurrent                                                                    (20,709)             (50,826)
  Unrecognized net pension obligations                                                292                3,636
  Accumulated other comprehensive loss                                              7,223               38,166
                                                                                ---------            ---------

                                                                                $ (19,383)           $ (16,902)
                                                                                =========            =========

     At December 31, 2003, the Company currently expects to contribute the equivalent of approximately $2.6 million to its defined benefit pension plan during 2004.

Note 9 - Other items:

     Advertising costs are expensed as incurred and were $.3 million in each of 2001, 2002 and 2003.

     Interest capitalized in connection with long-term capital projects was nil in each of 2001, 2002 and 2003.

Note 10 - Income taxes:

     The components of (i) the difference between the provision for income taxes attributable to pretax income and the amounts that would be expected using the German statutory corporation tax rate of 25%, (ii) the provision for income taxes and (iii) the comprehensive tax provision are presented below.

                                                                               Years ended December 31,
                                                                       --------------------------------------
                                                                         2001            2002            2003
                                                                       -------         -------         -------
                                                                                    (In thousands)

Pretax income                                                         $ 86,552        $ 25,736       $  64,871
                                                                      ========        ========       =========

Expected tax expense                                                  $ 21,638        $  6,434       $  16,218
Trade income tax                                                        12,825           2,561          11,365
German tax refund                                                            -               -        (123,033)
Organschaft adjustment                                                       -               -         (94,079)
Change in valuation allowance:
  Increase (decrease) in certain deductible
   temporary differences that the Company
   believes do not meet the "more-likely-
   than-not" recognition criteria                                       (1,808)              -               -
   Recognition of certain deductible tax
    attributes which previously did not meet
    the "more-likely-than-not" recognition
    criteria                                                           (11,535)              -               -
No corporation tax provision due to partnership structure              (21,638)         (6,434)        (16,218)
Other, net                                                               1,263             745              77
                                                                      --------        --------       ---------

    Income tax expense (benefit)                                      $    745        $  3,306       $(205,670)
                                                                      ========        ========       =========

Provision for income taxes:
  Current income tax expense (benefit)                                 $ 7,018        $    431        (165,900)
  Deferred income tax expense (benefit)                                 (6,273)          2,875         (39,770)
                                                                      --------        --------       ---------

                                                                      $    745        $  3,306       $(205,670)
                                                                      ========        ========       =========

Comprehensive provision (benefit) for income
 taxes allocable to:
  Pretax income                                                       $    745        $  3,306       $(205,670)
  Other comprehensive loss - pension
   liabilities                                                            (627)           (732)         (5,331)
                                                                      --------        --------       ---------

                                                                      $    118        $  2,574       $(211,001)
                                                                      ========        ========       =========



     The components of the net deferred tax liability are summarized below.

                                                                                         December 31,
                                                                  -------------------------------------------------------
                                                                            2002                           2003
                                                                  -------------------------     -------------------------
                                                                   Assets       Liabilities      Assets       Liabilities
                                                                  --------     -------------    --------     -------------
Tax effect of temporary differences
 relating to:
  Inventories                                                      $     -       $   (765)      $     -       $  (1,407)
  Property and equipment                                               680        (22,829)       38,400               -
  Accrued (prepaid) pension cost                                         -         (6,189)        6,690         (22,716)
  Other taxable differences                                              -         (1,840)            -          (2,880)
Tax loss and tax credit carryforwards                               10,184              -           338               -
                                                                   -------       --------       -------       ---------

  Gross deferred tax assets (liabilities)                           10,864        (31,623)       45,428         (27,003)

Reclassification, principally netting by tax jurisdiction          (10,864)        10,864       (25,596)         25,596
                                                                   -------       --------       -------       ---------

  Net total deferred tax liabilities                                     -        (20,759)       19,832          (1,407)
  Net current deferred tax liabilities                                   -           (765)            -          (1,407)
                                                                   -------       --------       -------       ---------

  Net noncurrent deferred tax liabilities                          $     -       $(19,994)      $19,832       $       -
                                                                   =======       ========       =======       =========


     Changes in the Company's deferred income tax valuation allowance are summarized below.

                                                                                                    Year ended
                                                                                                 December 31, 2001
                                                                                                -------------------

Balance at beginning of year                                                                       $14,018
Increase (decrease) in certain deductible tax attributes which the Company believes do not
    meet the "more-likely-than-not" recognition criteria                                            (1,808)
Recognition of certain deductible tax attributes which  previously did not meet the
    "more-likely-than-not"  recognition criteria                                                   (11,535)
Foreign currency translation                                                                          (675)
                                                                                                  --------

Balance at end of year                                                                            $      -
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

     During 2001, 2002 and 2003, the Company's legal form was as a partnership. As a partnership, the Company is not subject to corporation tax, although the Company is subject to trade income tax. Effective December 31, 2003, the Company was converted to a limited liability company and will also be subject to the German corporation tax in years following 2003. As a result of the conversion of the Company from a partnership, the Company recognized net deferred income tax assets of approximately $52 million related to the expected future tax consequences of temporary differences between the corporate income tax and financial reporting carrying amounts of its assets and liabilities.

     During 2001, the Company recognized a $11.5 million trade income tax benefit attributable to a decrease in the valuation allowance due to a change in estimate of the Company's ability to utilize certain German trade income tax attributes that did not previously meet the "more-likely-than-not" recognition criteria.

     In the first  quarter  of 2003,  the  Company  was  notified  by the German
Federal Fiscal Court (the "Court") that the Court had ruled in the Company's favor concerning a claim for refund suit in which the Company sought refunds of prior taxes paid during the periods 1990 through 1997. The Company was required to file amended tax returns with the German tax authorities in order to receive its refunds for such years, and all of such amended returns were filed during 2003. Such amended returns reflected an aggregate refund of taxes and related interest to the Company of (euro)103.2 million ($123.0 million). The German tax authorities have reviewed and accepted the amended return with respect to the 1990 tax year, and in February 2004 the Company received interest of (euro)16.8 million ($19.2 million). The Company believes it will receive the refunds of taxes and related interest for the remaining years during 2004. The Company has recognized the aggregate (euro)103.2 million ($123.0 million) benefit of such refunds in its 2003 results of operations, comprised of (euro)63.1 million of tax and (euro)40.1 million of interest. KII will be required to pay additional income taxes to the German tax authorities in connection with the 1990 to 1997 amended returns. As a result of the court ruling that allowed Organschaft (tax consolidation) tax treatment, certain intercompany tax balances between the Company and KII were adjusted to reflect the corrected intercompany tax balance and such adjustment resulted in the Company recognizing a (euro)36.2 million ($43.1 million) non-cash income tax benefit in 2003.

     Pursuant to the Company's conversion to a limited liability company effective December 31, 2003, the Company will be included in KII's Organschaft effective January 1, 2004.

Note 11 - Leverkusen fire and insurance claim:

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

Note 12 - Related party transactions:

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

     The Company is a party to a cost sharing agreement with Kronos, KII and KEU, whereby Kronos, KII and KEU provide certain management, financial, insurance and administrative services to the Company on a fee basis. The Company's expense was approximately $3.6 million in 2001, $5.7 million in 2002 and $7.1 million in 2003.

     The Company charges affiliates for certain management, financial and administrative services costs, which totaled approximately $5.3 million, $3.4 million and $4.3 million in 2001, 2002 and 2003, respectively. These charges to affiliates were reflected primarily as a reduction of selling, general and administrative expense.

     The Company is also party to master global insurance coverage policies with NL with regard to property, business interruption, excess liability, and other coverages. Tall Pines, Valmont Insurance Company and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including NL and the Company. Valmont is a wholly-owned subsidiary of Valhi, and EWI is a wholly-owned subsidiary of NL. Consistent with insurance industry practices, Tall Pines, Valmont and EWI receive commissions from the insurance and reinsurance underwriters for the policies that they provide or broker. In the Company's opinion, the amounts that the Company paid for these insurance policies and the allocation among NL and its affiliates of relative insurance premiums are reasonable and similar to those they could have obtained through unrelated insurance companies and/or brokers. The costs associated with these policies aggregated $6.0 million, $5.6 million and $4.1 million in 2001, 2002 and 2003, respectively.

     Contran and certain of its subsidiaries and affiliates, including the Company, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies. With respect to certain of such policies, it is possible that unusually large losses incurred by one or more insureds during a given policy period could leave the other participating companies without adequate coverage under that policy for the balance of the policy period. As a result, Contran and certain of its subsidiaries and its affiliates, including NL, have entered into a loss sharing agreement under which any uninsured loss is shared by those entities who have submitted claims under the relevant policy. The Company believes the benefits in the form of reduced premiums and broader coverage associated with the group coverage for such policies justifies the risk associated with the potential for uninsured loss.

     The Company purchases from and sells to its affiliates a significant amount of TiO2. Intercompany sales to (purchases from) affiliates of TiO2 are summarized in the following table.

                                                                                 Years ended December 31,
                                                                          --------------------------------------
                                                                           2001             2002            2003
                                                                          ------           ------          ------
                                                                                      (In thousands)

Sales to:
  Kronos (US), Inc. ("KUS")                                               $ 19,821         $ 24,511        $ 37,550
  Societe Industrielle du Titane, S.A. ("SIT")                              26,202           23,681          32,969
  KEU                                                                       22,345           19,141          22,417
  Kronos Limited ("KUK")                                                    14,887           16,864          22,151
  Kronos Canada, Inc. ("KC")                                                 4,638            4,494           5,026
  Other affiliates                                                           9,274           10,564          29,200
                                                                          --------         --------        --------

                                                                          $ 97,167         $ 99,255        $149,313
                                                                          ========         ========        ========

Purchases from:
  KEU                                                                     $ 34,346         $ 26,868        $ 33,061
  TAS                                                                        8,497            3,209           5,722
  KC                                                                            85             -               -
                                                                          --------         --------        --------

                                                                          $ 42,928         $ 30,077        $ 38,783
                                                                          ========         ========        ========

     KUS purchases the rutile and slag feedstock used as a raw material in the Company's chloride process TiO2 facility. The Company purchases such feedstock from KUS for use in its facility for an amount equal to the amount paid by KUS to the third-party supplier plus a 2.5% administrative fee. Such feedstock purchases were $59.5 million in 2001, $64.3 million in 2002 and $56.2 million in 2003.

     The Company sells water treatment chemicals (derived from co-products of the TiO2 production processes) to KII. Such water treatment chemical sales were $7.1 million in 2001, $8.4 million in 2002 and $12.8 million in 2003.

     The Company was party to a long-term ilmenite supply contract with TIA, an affiliate, that provided for the Company's sulfate feedstock requirements through December 31, 2001. Subsequent to December 31, 2001, the Company purchase ilmenite from TIA on a year-to-year basis. Such feedstock purchases were $7.3 million in 2001, $13.4 million in 2002 and $15.5 million in 2003.

     At January 1, 2001, the Company was party to an accounts receivable factoring agreement with KII pursuant to which the Company factored its export accounts receivable without recourse to KII for a fee of 0.85%. KII, upon non-recourse transfer from the Company, assumed all risk pertaining to the factored receivables, including, but not limited to, exchange control risks, risks pertaining to the bankruptcy of a customer and risks related to late payments.

     Effective June 2002, this factoring agreement was terminated, and certain European affiliates of the Company commenced factoring their export accounts receivables to the Company on similar terms. Export receivables sold to KII during 2001 and 2002 aggregated $151 million and $59 million, respectively, and export receivables purchased by the Company during 2002 and 2003 aggregated $60 million and $108 million, respectively.

     Net  amounts   currently   receivable  from  (payable  to)  affiliates  are
summarized in the following table.

                                                                                          December 31,
                                                                                   --------------------------
                                                                                    2002                2003
                                                                                   ------              ------
                                                                                         (In thousands)

Receivable from:
  KUK                                                                                $     91         $    886
  TAS                                                                                   5,932           15,533
  SIT                                                                                     987                -
  KEU                                                                                   8,934           32,342
  Kronos B.V.                                                                           1,546                -
  KII                                                                                       -           31,974
  Other affiliates                                                                      1,333            1,431
                                                                                     --------         --------

                                                                                     $ 18,823         $ 82,166
                                                                                     ========         ========

Payable to:
  KII                                                                                $ 27,914            $   -
  KUS                                                                                  13,857            5,856
  TIA                                                                                   2,311            6,631
  Kronos B.V.                                                                               -            8,609
  SIT                                                                                    -                 589
                                                                                     --------         --------

                                                                                     $ 44,082         $ 21,685
                                                                                     ========         ========

     Such amounts receivable from affiliates were generally related to product sales (including water treatment chemical sales to KII) and services rendered. Amounts payable to affiliates, net were related primarily to raw material purchases, accounts receivable factoring and services received.

     The noncurrent euro-denominated note payable to KII was established prior to 2001 during a recapitalization of the Company. The note payable ((euro)71.8 million, or $74.8 million and $89.7 million, at December 31, 2002 and 2003, respectively) bore interest through 2002 at EURIBOR plus 1% (4.30% at December 31, 2002) and is due in 2008.

     Interest expense to affiliates related to the note payable to KII was $7.2 million in 2001, $3.7 million in 2002 and nil in 2003. Interest income from affiliates related to a note receivable from KEU, repaid in June 2002, was $.5 million in 2001 and $.6 million in 2002. Included in other affiliate income and other affiliate expense was other affiliate interest income/expense, factoring fees and service fees.

Note 13 - NL common stock options held by employees of the Company:

     At December 31, 2003, employees of the Company held options to purchase approximately 18,000 shares of NL common stock, of which 8,000 were granted in 2000 and are exercisable at various dates through 2010 at an exercise price of $5.63 per share, and 10,000 were granted in 2001 and are exercisable at various dates through 2011 at an exercise price of $11.49 per share.

     The pro forma information required by SFAS No. 123 is based on an estimation of the fair value of options issued subsequent to January 1, 1995. See Note 2. The fair value of options granted during 2001 (none were granted during 2002 or 2003) was $7.52 per share. The fair value of employee stock options was calculated using the Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 2001: stock price volatility of 46%; risk-free rate of return of 5%; dividend yield of 4.0%; and an expected term of 9 years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Note 14 - Commitments and contingencies:

     Leases. The Company leases, pursuant to operating leases, various manufacturing and office space and transportation equipment. Most of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases management expects that, in the normal course of business, leases will be renewed or replaced by other leases.

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

     Net rent expense aggregated $4 million in each of 2001 and 2002 and $5 million in 2003. At December 31, 2003, minimum rental commitments under the terms of noncancellable operating leases were as follows:

                                                                                        Amount
                                                                                 ---------------------
                                                                                    (in thousands)

Years ending December 31,
    2004                                                                               $ 2,023
    2005                                                                                 1,517
    2006                                                                                 1,046
    2007                                                                                   968
    2008                                                                                   923
    2009 and thereafter                                                                 19,824
                                                                                       -------

                                                                                       $26,301
                                                                                       =======

     Capital expenditures. At December 31, 2003 the estimated cost to complete capital projects in process approximated $3.7 million.

     Purchase commitments. KUS has long-term supply contracts that provide for certain affiliates' chloride feedstock requirements through 2007. The Company purchases chloride feedstock underlying these long-term supply contracts from KUS. The agreements require KUS to purchase certain minimum quantities of feedstock with average minimum annual purchase commitments aggregating approximately $165 million.

     Environmental, product liability and litigation matters. The Company's operations are governed by various environmental laws and regulations. Certain of the Company's businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of the Company have the potential to cause environmental or other damage. The Company has implemented and continues to implement various policies and programs in an effort to minimize these risks. The policy of the Company is to maintain compliance with applicable environmental laws and regulations at all of its facilities and to strive to improve its environmental performance. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect the Company's production, handling, use, storage, transportation, sale or disposal of such substances as well as the Company's consolidated financial position, results of operations or liquidity.

     The Company's production facilities operate in an environmental regulatory framework in which governmental authorities typically are granted broad discretionary powers that allow them to issue operating permits required for the plants to operate. The Company believes all of its plants are in substantial compliance with applicable environmental laws. Neither the Company nor its subsidiary have been notified of any environmental claims by any applicable federal or local environmental authority.

     Germany is a member of the European Union (the "EU") and follows its initiatives. The Company believes that it has all required permits and is in substantial compliance with applicable EU requirements, including EU Directive 92/112/EEC regarding establishment of procedures for reduction and eventual elimination of pollution caused by waste from the TiO2 industry.

     The Company has a contract with a third party to treat spent acid from its sulfate-process plants. With regard to the Company's Nordenham, Germany plant, either party may terminate the contract after giving four years advance notice. Under certain circumstances, the Company may terminate the contract after giving six months notice, with respect to treatment of by-products from the Leverkusen, Germany plant. The estimated minimum annual cost under the agreement is approximately (euro)13 million ($15 million).

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

     Concentrations of credit risk. Sales of TiO2 accounted for approximately 98% of net sales during each of 2001, 2002 and 2003. The remaining sales result from the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper, as well as fibers, rubber, ceramics, inks and cosmetics markets. Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 1,000 customers, with the top ten external customers approximating 18% of net sales in 2001 and 20% of net sales in each of 2002 and 2003. Approximately 75% of the Company's TiO2 sales by volume were to Europe in each of 2001 and 2002 decreasing to 68% in 2003. Approximately 6% in 2001, 8% in 2002 and 12% in 2003 of sales by volume were to North America.

Note 15 - Financial instruments:

     Summarized below is the estimated fair value and related net carrying value of the Company's financial instruments.

                                                                           December 31,
                                                   -----------------------------------------------------------
                                                              2002                              2003
                                                   -----------------------          --------------------------
                                                    Carrying          Fair           Carrying            Fair
                                                     amount           value           amount            value
                                                   ---------      ---------         ---------         --------
                                                                           (In millions)

Cash and cash equivalents                          $ 7.8           $ 7.8                 $30.9            $30.9

Note payable to KII                                 74.8            74.8                  89.7             89.7

     The Company periodically uses currency forward contracts to manage foreign exchange rate risk associated with anticipated transactions denominated in a currency other than the euro. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. To manage such exchange rate risk, at December 31, 2003 the Company held a contract maturing on January 2, 2004 to exchange an aggregate of (euro)40 million for an equivalent amount of U.S. dollars at an exchange rate of $1.2496 U.S. dollars per euro. At December 31, 2003, the actual exchange rate was equal to the contract rate. The contract was closed on January 2, 2004 at an immaterial loss.

     The Company periodically uses interest rate swaps, currency swaps and other types of contracts to manage interest rate and foreign exchange risk with respect to financial assets or liabilities. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does it currently anticipate doing so in the future. The Company was not a party to any such contracts during 2001, 2002 and 2003.

     Other than as described above, the Company was not a party to any material derivative financial instruments during 2001, 2002 or 2003. There was no impact on the Company's financial statements from adopting SFAS No. 133.

Note 16 - Quarterly financial data (unaudited):

                                                                         Quarters ended
                                                --------------------------------------------------------------
                                                March 31          June 30           Sept. 30           Dec. 31
                                                --------         --------           --------           --------
                                                                         (In thousands)
Year ended December 31, 2002:
    Net sales                                  $ 96,699          $ 96,083          $101,362          $  90,217
    Cost of sales                                81,778            84,133            81,000             76,395
    Income from operations                        7,005             4,817            12,049              2,862
    Income before income taxes                    5,995             4,516            12,434              2,791
    Net income                                    7,192             2,577            10,039              2,622

Year ended December 31, 2003:
    Net sales                                  $120,327          $124,550          $120,461           $121,999
    Cost of sales                                94,557            98,905            91,944             93,781
    Income from operations                       15,271            13,807            18,162             14,076
    Income before income taxes                   15,872            14,319            19,117             15,563
    Net income                                   13,590            11,890            15,715            229,346

                       KRONOS DENMARK APS AND SUBSIDIARIES

                   Index of Consolidated Financial Statements
                   ------------------------------------------


Financial Statements                                                    Pages
--------------------                                                    -----


Report of Independent Auditors                                          FB-2


Consolidated Balance Sheets - December 31, 2002 and 2003                FB-3


Consolidated Statements of Income - Years ended
  December 31, 2001, 2002 and 2003                                      FB-5


Consolidated Statements of Comprehensive Income - Years ended
  December 31, 2001, 2002 and 2003                                      FB-6


Consolidated Statements of Stockholder's Equity - Years ended
  December 31, 2001, 2002 and 2003                                      FB-7


Consolidated Statements of Cash Flows - Years ended
  December 31, 2001, 2002 and 2003                                      FB-8


Notes to Consolidated Financial Statements                              FB-10











                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholder of Kronos Denmark ApS:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholder's equity and cash flows present fairly, in all material respects, the financial position of Kronos Denmark ApS and Subsidiaries at December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





PricewaterhouseCoopers LLP
Dallas, Texas

March 5, 2004




                       KRONOS DENMARK APS AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2002 and 2003

                        (In thousands, except share data)

         ASSETS                                                                2002            2003
                                                                              -----           -----

Current assets:
    Cash and cash equivalents                                               $  2,913        $  4,681
    Restricted cash                                                            1,226           1,313
    Accounts and notes receivable                                             14,075          15,605
    Receivable from affiliates                                                 2,327           1,987
    Refundable income taxes                                                    1,310             587
    Inventories                                                               56,232          66,156
    Prepaid expenses                                                             916             834
    Deferred income taxes                                                         16              26
                                                                            --------        --------

        Total current assets                                                  79,015          91,189
                                                                            --------        --------


Other assets:
    Prepaid pension cost                                                      17,572            -
    Other                                                                      3,362           7,387
                                                                            --------        --------

        Total other assets                                                    20,934           7,387
                                                                            --------        --------


Property and equipment:
    Land                                                                      14,385          17,568
    Buildings                                                                 32,151          37,025
    Machinery and equipment                                                  145,354         168,549
    Mining properties                                                         65,296          63,700
    Construction in progress                                                     595             237
                                                                            --------        --------

                                                                             257,781         287,079
    Less accumulated depreciation and amortization                           153,376         171,338
                                                                            --------        --------

        Net property and equipment                                           104,405         115,741
                                                                            --------        --------

                                                                            $204,354        $214,317
                                                                            ========        ========


See accompanying notes to consolidated financial statements.


                       KRONOS DENMARK APS AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 2002 and 2003

                        (In thousands, except share data)


         LIABILITIES AND STOCKHOLDER'S EQUITY                                      2002               2003

Current liabilities:
    Current maturities of long-term debt                                       $   1,298          $     288
    Accounts payable and accrued liabilities                                      31,500             31,536
    Payable to affiliates                                                         25,393             39,661
    Income taxes                                                                   4,842              5,411
    Deferred income taxes                                                          1,498              2,030
                                                                               ---------          ---------

        Total current liabilities                                                 64,531             78,926
                                                                               ---------          ---------

Noncurrent liabilities:
    Long-term debt                                                                27,666                315
    Deferred income taxes                                                         29,694             23,320
    Accrued pension costs                                                           -                 1,191
    Other                                                                            884              1,555
                                                                               ---------          ---------

        Total noncurrent liabilities                                              58,244             26,381
                                                                               ---------          ---------

Stockholder's equity:
    Common stock - 100 Danish kroner par value;
     10,000 shares authorized; 10,000 shares issued                                  136                136
Additional paid-in capital                                                       216,996            216,996
Accumulated deficit                                                             (120,351)           (93,459)
Accumulated other comprehensive loss:
Currency translation adjustment                                                  (15,202)            (4,204)
Minimum pension liability                                                           -               (10,459)
                                                                               ---------          ---------

Total stockholder's equity                                                        81,579            109,010
                                                                               ---------          ---------

                                                                               $ 204,354          $ 214,317
                                                                               =========          =========

Commitments and contingencies (Notes 7, 11 and 14)





                       KRONOS DENMARK APS AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 2001, 2002 and 2003

                                 (In thousands)


                                                                     2001             2002             2003
                                                                    -----            -----            ------

Net sales                                                         $ 233,932       $ 243,412        $ 292,611
Cost of sales                                                       185,299         206,690          234,881
                                                                  ---------       ---------        ---------

    Gross margin                                                     48,633          36,722           57,730

Selling, general and administrative expense                          15,617          17,406           19,596
Other operating income (expense):
  Currency transaction gains (losses), net                             (191)            399              355
  Disposition of property and equipment                                  12            (239)              37
  Other, net                                                            420             176              350
                                                                  ---------       ---------        ---------

    Income from operations                                           33,257          19,652           38,876

Other income (expense):
  Trade interest income                                                 249             231              163
  Interest and other expense to affiliates                           (3,250)         (2,938)          (2,608)
  Interest and other income from affiliates                             813             325              198
  Interest expense                                                   (2,256)         (2,548)          (2,309)
                                                                  ---------       ---------        ---------

    Income before income taxes                                       28,813          14,722           34,320

Provision for income taxes                                           10,374           3,378            7,428
                                                                  ---------       ---------        ---------

   Net income                                                     $  18,439       $  11,344        $  26,892
                                                                  =========       =========        =========






                       KRONOS DENMARK APS AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 2001, 2003 and 2003

                                 (In thousands)


                                                             2001                2002                2003
                                                            -----               -----               -----


Net income                                                 $18,439             $11,344             $26,892
                                                           -------             -------             -------

Other comprehensive income (loss), net of tax:
    Currency translation adjustment                         (3,402)             17,081              10,998
    Minimum pension liability                                 -                   -                (10,459)
                                                           -------             -------             -------
Total other comprehensive income (loss)                     (3,402)             17,081                 539
                                                           -------             -------             -------

Comprehensive income                                       $15,037             $28,425             $27,431
                                                           =======             =======             =======








                       KRONOS DENMARK APS AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                  Years ended December 31, 2001, 2002 and 2003

                                 (In thousands)


                                                                                         Accumulated other
                                                                                    comprehensive income (loss)
                                                                                   ----------------------------
                                                    Additional                       Currency         Minimum
                                        Common        paid-in      Accumulated     translation        pension
                                        stock         capital        deficit        adjustment       liability          Total
                                      --------    -----------     -----------     ------------      ----------        ---------

Balance at December 31, 2000           $  136      $ 206,425      $(103,367)       $ (28,881)               -       $   74,313

Net income                                  -              -         18,439                -                -           18,439
Other comprehensive loss,
net of tax                                  -              -              -           (3,402)               -           (3,402)
Capital contribution                        -         10,571              -                -                -           10,571
Common dividends declared                   -             -         (33,407)               -                -          (33,407)
                                      -------      ---------      ---------        ---------       ----------       ----------
Balance at December 31, 2001              136        216,996       (118,335)         (32,283)               -           66,514

Net income                                  -              -         11,344                -                -           11,344
Other comprehensive income,
net of tax                                  -              -              -           17,081                -           17,081
Common dividends declared                   -              -        (13,360)               -                -          (13,360)
                                      -------      ---------      ---------        ---------       ----------       ----------
Balance at December 31, 2002              136        216,996       (120,351)         (15,202)               -           81,579

Net income                                  -              -         26,892                -                -           26,892
Other comprehensive income (loss)
  net of tax,                               -              -              -           10,998          (10,459)             539
                                      -------      ---------      ---------        ---------       ----------       ----------
Balance at December 31, 2003           $  136      $ 216,996      $ (93,459)       $  (4,204)      $  (10,459)      $  109,010
                                      =======      =========      =========        =========       ==========       ==========



                       KRONOS DENMARK APS AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2001, 2002 and 2003

                                 (In thousands)


                                                               2001              2002              2003
                                                              -----             -----             ------


Cash flows from operating activities:
  Net income                                                $ 18,439          $ 11,344          $  26,892
  Depreciation and amortization                                8,774             9,408             11,446
  Noncash interest expense                                      -                  150                332
  Deferred income taxes                                         (125)           (2,011)            (5,405)
  Net loss (gain) from disposition of property and equipment     (12)              239                (37)
  Pension, net                                                 1,073             1,132              2,278
  Change in assets and liabilities:
    Accounts and notes receivable                             (2,280)           (1,307)               437
    Inventories                                               (1,619)            1,377             (2,250)
    Prepaid expenses                                            (156)              909                143
    Accounts payable and accrued liabilities                  (4,321)            5,098              4,107
    Income taxes                                              (1,817)           (1,542)            (2,902)
    Accounts with affiliates                                   2,903            19,152             10,403
    Other noncurrent assets                                      153               263             (4,181)
    Other noncurrent liabilities                                 (65)              (73)               547
                                                            --------          --------          ---------

      Net cash provided by operating activities               20,947            44,139             41,810
                                                            --------          --------          ---------

Cash flows from investing activities:
  Capital expenditures                                       (11,799)          (10,329)          (10,274)
  Change in restricted cash equivalents and restricted                                              (554)
       marketable debt securities, net                          (577)           (2,891)
  Proceeds from disposition of property and equipment             59               823                350
                                                            --------          --------          ---------

Net cash used by investing activities                        (12,317)          (12,397)           (10,478)
                                                            ========          ========          =========

   See accompanying notes to consolidated financial statements.






                       KRONOS DENMARK APS AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 2001, 2002 and 2003

                                 (In thousands)


                                                                 2001              2002              2003
                                                                -----             -----             ------


Cash flows from financing activities:
  Indebtedness:
    Borrowings                                               $   1,437         $  55,727         $  16,106
    Principal payments                                          (1,031)          (58,117)          (46,006)
    Deferred financing fees                                          -              (953)                -
  Loans from affiliates:
    Loans                                                       16,677                 -                 -
    Repayments                                                       -           (18,097)                -
  Capital contribution                                          10,571                 -                 -
  Dividends paid                                               (33,407)          (13,360)                -
                                                             ---------         ---------         ---------

Net cash used by financing activities                           (5,753)          (34,800)          (29,900)
                                                             ---------         ---------         ---------

Cash and cash equivalents:
  Net change during the year from:
    Operating, investing and financing                                                               1,432
     activities                                                  2,877            (3,058)
    Currency translation                                           (75)              541               336
  Balance at beginning of  period                                2,628             5,430             2,913
                                                             ---------         ---------         ---------

  Balance at end of period                                   $   5,430         $   2,913         $   4,681
                                                             =========         =========         =========

Supplemental disclosures:
  Cash paid for:
    Interest                                                 $   5,459         $   5,461         $   4,638
    Income taxes                                                12,316             6,931            11,525

See accompanying notes to consolidated financial statements.






                       KRONOS DENMARK APS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

     Kronos Denmark ApS ("KDK") was incorporated in Denmark in October 1999 and is a wholly-owned subsidiary of Kronos International, Inc. ("KII"). KII is a wholly-owned subsidiary of Kronos Worldwide, Inc., a majority-owned subsidiary of NL Industries, Inc.. NL is primarily a holding company and Kronos conducts its titanium dioxide pigments ("TiO2") operations. At December 31, 2003, Valhi, Inc. and a wholly-owned subsidiary of Valhi, held approximately 84% of NL's outstanding common stock, and Contran Corporation ("Contran") and its subsidiaries held approximately 90% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons, the Chairman of the Board of each of Contran, Valhi, NL and the Company may be deemed to control each of such companies and KDK.

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") with the U.S. dollar as the reporting currency. KDK and its subsidiaries also prepare financial statements on other bases, as required in countries in which such entities are resident.

     KDK's current operations are conducted primarily through its Belgian and Norwegian subsidiaries with a TiO2 plant in Belgium and a TiO2 plant and ilmenite ore mining operation in Norway. KDK also operates TiO2 sales and distribution facilities in Denmark and the Netherlands.

     KDK is not a registrant with the U.S. Securities and Exchange Commission ("SEC") and is not subject to the SEC's periodic reporting requirements, except as may be required by Rule 3-16 of Regulation S-X.

Note 2 - Summary of significant accounting policies:

     Management's estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results may differ from previously-estimated amounts under different assumptions or conditions.

     Principles of consolidation. The consolidated financial statements include the accounts of KDK and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany accounts and balances have been eliminated. Certain prior-year amounts have been reclassified to conform to the current year presentation. The Company has no involvement with any variable interest entity covered by the scope of FASB Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities."

     Translation of foreign currencies. The functional currencies of the Company include the Danish kroner, the euro and the Norwegian kroner. Assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end rates of exchange and revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments are accumulated in stockholder's equity as part of accumulated other comprehensive income (loss), net of related deferred income taxes. Currency transaction gains and losses are recognized in income currently.

     Net sales. Sales are recorded when products are shipped and title and other risks and rewards of ownership have passed to the customer, or when services are performed. Shipping terms of products shipped are generally FOB shipping point; although in some instances shipping terms are FOB destination point (for which sales are not recognized until the product is received by the customer). Amounts charged to customers for shipping and handling are included in net sales. Sales are stated net of price, early payment and distributor discounts and volume rebates.

     Inventories and cost of sales. Inventories are stated at the lower of cost (principally average cost) or market, net of allowance for obsolete or slow-moving inventories. Amounts are removed from inventories at average cost. Cost of sales includes costs for materials, packaging and finishing, utilities, salary and benefits, maintenance and depreciation.

     Cash and cash equivalents. Cash equivalents include bank deposits with original maturities of three months or less.

     Restricted marketable debt securities. Restricted marketable debt securities are primarily invested in corporate debt securities and include amounts restricted in accordance with applicable Norwegian law regarding certain requirements of the Company's Norwegian defined benefit pension plans ($2.5 million and $2.6 million at December 31, 2002 and 2003, respectively). The restricted marketable debt securities are generally classified as either a current or noncurrent asset depending upon the maturity date of each such debt security and are carried at market, which approximates cost.

     Accounts receivable. The Company provides an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

     Property and equipment and depreciation. Property and equipment are stated at cost. The Company has a governmental concession with an unlimited term to operate an ilmenite mine in Norway. Mining properties consist of buildings and equipment used in the Company's Norwegian ilmenite mining operations. The Company does not own the ilmenite reserves associated with the mine. Depreciation of property and equipment for financial reporting purposes (including mining properties) is computed principally by the straight-line method over the estimated useful lives of ten to 40 years for buildings and three to 20 years for equipment. Accelerated depreciation methods are used for income tax purposes, as permitted. Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.

     The Company performs planned major maintenance activities during the year. Repair and maintenance costs estimated to be incurred in connection with planned major maintenance activities are accrued in advance and are included in cost of sales. Accrued repair and maintenance costs, included in other current liabilities (see Note 6), was $100,000 and $1.1 million at December 31, 2002 and 2003, respectively.

     Interest costs related to major long-term capital projects and renewals are capitalized as a component of construction costs. Interest costs capitalized were not significant in 2001, 2002 or 2003.

     When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. All relevant factors are considered. The test for impairment is performed by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required. Effective January 1, 2002, the Company commenced assessing impairment of other long-lived assets (such as property and equipment and mining properties) in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     Long-term debt. Amortization of deferred financing costs, included in interest expense, is computed by the interest method over the term of the applicable issue.

     Derivatives and hedging activities. Derivative instruments are recognized as either assets or liabilities and measured at fair value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The accounting for changes in fair value of derivatives is dependent upon the intended use of the derivative, and such changes are recognized either in net income or other comprehensive income. As permitted by the transition requirements of SFAS No. 133, as amended, the Company exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999.

     Income taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in the Company's subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of foreign subsidiaries which are not deemed to be permanently reinvested. The Company periodically evaluates its deferred tax assets in the various taxing jurisdictions in which it operates and adjusts any related valuation allowance based on the estimate of the amount of such deferred tax assets that the Company believes does not meet the "more-likely-than-not" recognition criteria. Earnings of foreign subsidiaries deemed to be permanently reinvested aggregated $251.8 million at December 31, 2002 and $278.6 million at December 31, 2003.

     Employee benefit plans. Accounting and funding policies for retirement plans are described in Note 8.

     The Company has not issued any stock options. However, certain employees of the Company have been granted options by NL to purchase NL common stock. The Company has elected the disclosure alternative prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, and to account for its stock-based employee compensation related to stock options in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. During the fourth quarter of 2002, and following NL's cash settlement of options to purchase NL common stock held by certain individuals, NL and the Company, commenced accounting for its stock options using the variable accounting method because NL could not overcome the presumption that it would not similarly cash settle its remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including those with an exercise price at least equal to the market price on the date of grant) are accrued as an expense over their vesting period, with subsequent increases (decreases) in NL's market price resulting in additional compensation expense (income). Upon exercise of such options to purchase NL common stock held by employees of the Company, the Company pays NL an amount equal to the difference between the market price of NL's common stock on the date of exercise and the exercise price of such stock option. Compensation cost recognized by the Company in accordance with APBO No. 25 and the amount charged to the Company by NL for stock option exercises was nil in 2001, $126,000 in 2002 and $117,000 in 2003.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.


                                                                            Years ended December 31,
                                                                     ----------------------------------------
                                                                     2001               2002             2003
                                                                     ----               ----             ----
                                                                     (In thousands except per share amounts)

Net income - as reported                                         $18,439             $11,344        $26,892

Adjustments, net of applicable income tax
 effects:
  Stock-based employee compensation   expense determined
     under APBO No. 25                                              -                     75             77
  Stock-based employee compensation
   expense determined under SFAS No. 123                             (60)                (79)           (38)
                                                                 -------             -------        -------

Pro forma net income                                             $18,379             $11,340        $26,931
                                                                 =======             =======        =======

     Selling, general and administrative expenses; shipping and handling costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, shipping and handling, research and development, legal and administrative functions, such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. Shipping and handling costs are included in selling, general and administrative expense and were $8.5 million in 2001, $9.2 million in 2002 and $11.2 million in 2003.

Note 3 - Accounts and notes receivable:

                                                                                          December 31,
                                                                                    ------------------------
                                                                                    2002                2003
                                                                                    ----                ----
                                                                                         (In thousands)

Trade receivables                                                                 $11,598             $13,117
Recoverable VAT and other receivables                                               2,721               2,510
Allowance for doubtful accounts                                                      (244)                (22)
                                                                                  -------             -------

                                                                                  $14,075             $15,605
                                                                                  =======             =======

Note 4 - Inventories:

                                                                                          December 31,
                                                                                    ------------------------
                                                                                    2002                2003
                                                                                    ----                ----
                                                                                         (In thousands)

Raw materials                                                                     $16,527             $16,793
Work in process                                                                     2,520               1,454
Finished products                                                                  24,115              32,943
Supplies                                                                           13,070              14,966
                                                                                  -------             -------

                                                                                  $56,232             $66,156
                                                                                  =======             =======











Note 5 - Other noncurrent assets:

                                                                                          December 31,
                                                                                    ------------------------
                                                                                    2002                2003
                                                                                    ----                ----
                                                                                         (In thousands)

Unrecognized net pension obligations                                              $  -                $ 4,176
Restricted marketable debt securities                                               2,492               2,586
Deferred financing costs, net                                                         795                 542
Other                                                                                  75                  83
                                                                                  -------             -------

                                                                                  $ 3,362             $ 7,387
                                                                                  =======             =======

Note 6 - Accounts payable and accrued liabilities:

                                                                                          December 31,
                                                                                    ------------------------
                                                                                    2002                2003
                                                                                    ----                ----
                                                                                         (In thousands)
Accounts payable                                                                  $17,547             $16,609
                                                                                  -------             -------
Accrued liabilities:
  Employee benefits                                                                 8,174               8,786
  Other                                                                             5,779               6,141
                                                                                  -------             -------

                                                                                   13,953              14,927
                                                                                  -------             -------

                                                                                  $31,500             $31,536
                                                                                  =======             =======

Note 7 - Notes payable and long-term debt:

                                                                                          December 31,
                                                                                    ------------------------
                                                                                    2002                2003
                                                                                    ----                ----
                                                                                         (In thousands)

Long-term debt:
  Revolving credit facility                                                       $27,077             $     -
  Other                                                                             1,887                 603
                                                                                  -------             -------

                                                                                   28,964                 603
Less current maturities                                                             1,298                 288
                                                                                  -------             -------

                                                                                  $27,666             $   315
                                                                                  =======             =======

     In June 2002 the Company's operating subsidiaries in Belgium ("KEU") Norway ("TAS" and "TIA") and KII's operating subsidiary in Germany ("TG"), referred to as the "Borrowers" entered into a three-year (euro)80 million secured revolving credit facility ("Credit Facility"). The Credit Facility is available in multiple currencies, including U.S. dollars, euros and Norwegian kroner. Borrowings bear interest at the applicable interbank market rate plus 1.75%. All amounts outstanding under the Credit Facility at December 31, 2002 were repaid in 2003 and as of December 31, 2003, no amounts were outstanding under the Credit Facility. At December 31, 2003, (euro)77.5 million ($97.5 million) was available for borrowing by the Borrowers.

     The Credit Facility is collateralized by accounts receivable and inventory of the Borrowers, plus a limited pledge of certain other assets of the Company. The Credit Facility contains, among others, various restrictive covenants, including restrictions on incurring liens, asset sales, additional financial indebtedness, mergers, investments and acquisitions, transactions with affiliates and dividends. KEU and TG are unconditionally jointly and severally liable for any and all outstanding borrowings under the Credit Facility. The parent company of TAS and TIA, Kronos Norge A/S, is jointly and severally liable for any and all outstanding borrowings under the Credit Facility to the extent permitted by Norwegian law. The Company has a (euro)5 million sub-limit for issuing letters of credit with (euro)2.0 million ($2.5 million) letters of credit issued at December 31, 2003. The Borrowers were in compliance with all the covenants as of December 31, 2003.

     Deferred financing costs of $1.4 million for the Credit Facility ($1.0 million paid by the Company, with the remaining $.4 million paid by the German operating subsidiary) are being amortized over the life of the Credit Facility and are included in other noncurrent assets as of December 31, 2003.

     Unused lines of credit available for borrowing under the Company's non-U.S. credit facilities approximated $99.0 million at December 31, 2003, including $97.5 million under the Credit Facility.

     In February 2004, KEU and TAS utilized funds borrowed under the Credit Facility, (euro)26 million ($32 million when borrowed) borrowed by KEU and
(euro)14 million ($18 million when borrowed) borrowed by TAS, to settle outstanding intercompany balances with TG. See Note 12. The interest rate at the time of borrowing was 3.825%.

     In June 2002, KII issued (euro)285 million principal amount of 8.875% Senior Secured Notes (the "Notes") due 2009. The Notes are collateralized by first priority liens on 65% of the common stock or other equity interests of certain of KII's first-tier subsidiaries, including the Company. The Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts the ability of KII and its subsidiaries, including the Company, to incur debt, incur liens or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity.

     The aggregate maturities of long-term debt at December 31, 2003 are shown in the table below.

                                                 Amount
                                             (In thousands)
Years ending December 31,
--------------------------

    2004                                        $   288
    2005                                            153
    2006                                            144
    2007                                             18
    2008                                              -
                                                -------

                                                $   603
                                                =======

Note 8 - Employee benefit plans:

     The Company maintains various defined benefit pension plans. Personnel are covered by plans in their respective countries. Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods. In 2002 the Company amended its defined benefit pension plans for KEU, TAS and TIA to exclude the admission of new employees to the plans. New employees at these locations are eligible to participate in Company-sponsored defined contribution plans. The Company's expense related to the Company-sponsored defined contribution plans was not material in 2002 or 2003. At December 31, 2003, the Company currently expects to contribute the equivalent of approximately $1.3 million to its defined benefit pension plans during 2004.

     Certain actuarial assumptions used in measuring the defined benefit pension assets, liabilities and expenses are presented below. The Company uses a September 30th measurement date for their defined benefit pension plans.

     The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2002 and 2003 are presented in the table below. Such weighted-average rates were determined using the projected benefit obligations at each date.

                                                                                               December 31,
                                                                                         ---------------------
                                                                                         2002             2003
                                                                                         ----             ----

Discount rate                                                                            5.9%             5.5%
Increase in future compensation levels                                                   3.0%             3.0%

     The weighted-average rate assumptions used in determining the net periodic pension cost for 2001, 2002 and 2003 are presented in the table below. The weighted-average discount rate and the weighted-average increase in future compensation levels were determined using the projected benefit obligations as of the beginning of each year, and the weighted-average long-term return on plan assets was determined using the fair value of plan assets as of the beginning of each year.

                                                                                      Years ended December 31,
                                                                                 -------------------------------
                                                                                 2001         2002          2003
                                                                                 ----         ----          ----


Discount rate                                                                    6.0%          6.0%         5.9%
Increase in future compensation levels                                           3.0%          3.0%         3.0%
Long-term return on plan assets                                                  7.0%          6.9%         7.0%

     Plan assets are comprised  primarily of investments in corporate equity and
debt  securities,   short-term  investments,  mutual  funds  and  group  annuity contracts.

     The components of the net periodic defined benefit pension cost are set forth below.

                                                                               Years ended December 31,
                                                                       --------------------------------------
                                                                        2001            2002            2003
                                                                       -----           -----           -----
                                                                                   (In thousands)

Net periodic pension cost:
  Service cost benefits                                               $ 1,154         $ 1,264         $  1,430
  Interest cost on projected benefit
   obligation ("PBO")                                                   2,293           2,508            2,907
  Expected return on plan assets                                       (2,613)         (2,660)          (3,335)
  Amortization of prior service cost                                      201             223              255
  Amortization of net transition obligation                               137             140              296
  Recognized actuarial losses                                             400             668              732
                                                                      -------         -------         --------

                                                                      $ 1,572         $ 2,143         $  2,285
                                                                      =======         =======         ========




     The funded status of the Company's defined benefit pension plans is set forth below.

                                                                                       December 31,
                                                                                 ------------------------
                                                                                 2002                2003
                                                                                -----               -----
                                                                                      (In thousands)

Change in PBO:
  Beginning of year                                                           $ 39,317            $ 50,061
  Service cost                                                                   1,264               1,430
  Interest                                                                       2,508               2,907
  Participant contributions                                                        112                 135
  Actuarial gains (losses)                                                      (1,371)             10,745
  Benefits paid                                                                 (2,495)             (4,736)
  Change in currency exchange rates                                             10,726               3,619
                                                                              --------            --------

      End of year                                                             $ 50,061            $ 64,161
                                                                              --------            --------

Change in fair value of plan assets:
  Beginning of year                                                           $ 37,819            $ 47,324
  Actual return on plan assets                                                     759               2,943
  Employer contributions                                                         1,011               1,223
  Participant contributions                                                        112                 135
  Benefits paid                                                                 (2,495)             (4,736)
  Change in currency exchange rates                                             10,118               2,651
                                                                              --------            --------

      End of year                                                             $ 47,324            $ 49,540
                                                                              --------            --------

Funded status at year end:
  Plan assets less than PBO                                                   $ (2,737)           $(14,621)
  Unrecognized actuarial loss                                                   15,663              27,815
  Unrecognized prior service cost                                                3,221               3,112
  Unrecognized net transition obligation                                         1,425               1,223
                                                                              --------            --------

                                                                              $ 17,572            $ 17,529
                                                                              --------            --------

Amounts recognized in the balance sheet:

  Prepaid pension cost                                                        $ 17,572            $      -
  Accrued pension cost, noncurrent                                                   -              (1,174)
  Unrecognized net pension obligations                                               -               4,176
  Accumulated other comprehensive loss                                               -              14,527
                                                                              --------            --------

                                                                              $ 17,572            $ 17,529
                                                                              ========            ========

     SFAS No. 87, "Employers' Accounting for Pension Costs" requires that an additional pension liability be recognized when the unfunded accumulated pension benefit obligation exceeds the unfunded accrued pension liability. Variances from actuarially assumed rates will change the actuarial valuation of accrued pension liabilities, pension expense and funding requirements in future periods. The accumulated benefit obligation of the Company's defined benefit pension plans was $51.1 million at December 31, 2003 (2002 - $43.7 million).

Note 9 - Other items:

     Advertising costs are expensed as incurred and were approximately $100,000 in each of 2001, 2002 and 2003.

     Research, development and certain sales technical support costs are expensed as incurred and approximated $300,000 in each of 2001, 2002 and 2003.

     Interest capitalized in connection with long-term capital projects was nil in each of 2001, 2002 and 2003.

Note 10 - Income taxes:

     The components of (i) income from continuing operations before income taxes ("pretax income"), (ii) the difference between the provision for income taxes attributable to pretax income and the amounts that would be expected using the Danish statutory income tax rate of 30% in 2001, 2002 and 2003, (iii) the provision for income taxes and (iv) the comprehensive tax provision are presented below.

                                                                            Years ended December 31,
                                                                  ------------------------------------------
                                                                     2001             2002            2003
                                                                   ------            ------          ------
                                                                                 (In thousands)
Pretax income (loss):
  Denmark                                                          $   (71)         $   207         $   170
  Non-Denmark                                                       28,884           14,515          34,150
                                                                   -------          -------         -------

                                                                   $28,813          $14,722         $34,320
                                                                   =======          =======         =======

Expected tax expense                                               $ 8,644          $ 4,417         $10,296
Non-Denmark tax rates                                                1,170              650             428
Valuation allowance                                                      -              658               -
Tax contingency reserve adjustment                                     540                -          (5,100)
Tax on partnership income                                                -                -           1,245
Rate change adjustment of deferred taxes                                 -           (2,332)              -
Other, net                                                              20              (15)            559
                                                                   -------          -------         -------

        Income tax expense                                         $10,374          $ 3,378         $ 7,428
                                                                   =======          =======         =======


Provision for income taxes:
  Current income tax expense:
    Denmark                                                        $  -             $    48         $    63
    Non-Denmark                                                     10,499            5,341          12,770
                                                                   -------          -------         -------

                                                                    10,499            5,389          12,833
                                                                   -------          -------         -------

  Deferred income tax expense (benefit):
    Denmark                                                            540               (1)         (5,104)
    Non-Denmark                                                       (665)          (2,010)           (301)
                                                                   -------          -------         -------

                                                                      (125)          (2,011)         (5,405)
                                                                   -------          -------         -------

                                                                   $10,374          $ 3,378         $ 7,428

Comprehensive provision for income taxes
 allocable to:
  Pretax income                                                    $10,374          $ 3,378         $ 7,428
  Other comprehensive loss - pension  liabilities                        -                -          (4,068)
                                                                   -------          -------         -------
                                                                   $10,374          $ 3,378         $ 3,360
                                                                   =======          =======         =======



The components of the net deferred tax liability are summarized below.


                                                                               December 31,
                                                          ------------------------------------------------------
                                                                  2002                          2003
                                                          -----------------------       ------------------------
                                                          Assets       Liabilities      Assets       Liabilities
                                                          ------       -----------      ------       -----------
                                                                               (In thousands)

Tax effect of temporary differences relating to:
  Inventories                                           $    16       $  (1,581)        $   26      $ (2,035)
  Property and equipment                                    105         (17,146)           143       (18,856)
  Accrued (prepaid) pension cost                              -          (5,040)         4,068        (4,970)
  Accrued liabilities and other deductible differences      771               -            834             -
  Other taxable differences                                   -          (7,643)           -          (3,851)
Valuation allowance                                        (658)              -           (683)            -
                                                        -------       ---------         ------      --------

    Gross deferred tax assets (liabilities)                 234         (31,410)         4,388       (29,712)

Reclassification, principally netting by tax                                218
   jurisdiction                                            (218)                        (4,362)        4,362
                                                        -------       ---------         ------      --------

    Net total deferred tax assets (liabilities)              16         (31,192)            26       (25,350)
    Net current deferred tax assets (liabilities)            16          (1,498)            26        (2,030)
                                                        -------       ---------         ------      --------

    Net noncurrent deferred tax liabilities             $     -       $ (29,694)        $    -      $(23,320)
                                                        =======       =========         ======      ========


     Changes in the Company's deferred income tax valuation allowance are summarized below:

                                                                                       December 31,
                                                                                 -----------------------
                                                                                 2002               2003
                                                                                      (In thousands)


  Balance at beginning of year                                                 $     -            $   658
  Increase in certain deductible temporary differences which the Company
      believes do not meet the "more-likely-than-not" recognition criteria         658                  -
  Foreign currency translation                                                       -                 25
                                                                               -------            -------

  Balance at end of year                                                       $   658            $   683
                                                                               =======            =======


     A reduction in the Belgian income tax rate from 40% to 34% was enacted in December 2002 and became effective in January 2003. This reduction in the Belgian income tax rate resulted in a $2.3 million decrease in the Company's income tax expense in 2002 because the Company had previously recognized a net deferred income tax liability with respect to Belgian temporary differences.

     Certain of the Company's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including penalties and interest. For example:

o The Company has received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including interest, of approximately (euro)6 million ($8 million at December 31, 2003). The Company has filed a protest to this assessment and believes that a significant portion of the assessment is without merit. The Belgian tax authorities have filed a lien on the fixed assets of the Company's Belgian TiO2 operations in connection with this assessment. In April 2003, the Company received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, is expected to be approximately (euro)13 million ($16 million). The Company believes the proposed assessment is substantially without merit, and the Company has filed a written response. In December 2003, the Belgian tax authorities agreed to a settlement of certain tax assessments separate from the assessments noted previously, for the years 1991 to 1997. Including interest, the proposed (euro)10.1 million tax deficiency ($12.6 million at December 31, 2003) was settled for (euro)5.0 million ($6.3 million).

o The Norwegian tax authorities have notified the Company of their intent to assess tax deficiencies of approximately kroner 12 million ($2 million at December 31, 2003) relating to the years 1998 to 2000. The Company has filed a written protest to this proposed assessment.

     No assurance can be given that these tax matters will be resolved in the Company's favor in view of the inherent uncertainties involved in settlement initiatives, court and tax proceedings. The Company believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

Note 11 - Related party transactions:

     The  Company  may  be  deemed  to  be  controlled  by  Harold  C.  Simmons.
Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, tax sharing agreements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly held minority equity interest in another related party. While no transactions of the type described above are planned or proposed with respect to the Company other than as set forth in these financial statements, the Company from time to time considers, reviews and evaluates such transactions and understands that Contran, Valhi, NL, Kronos, KII and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that the Company might be a party to one or more such transactions in the future.

     The Company is a party to a cost sharing agreement with Kronos and KII whereby Kronos and KII provide certain management, financial, insurance and administrative services to the Company on a fee basis. The Company's expense was approximately $1.4 million in 2001, and $1.9 million in each of 2002 and 2003.

     The Company is also party to master global insurance coverage policies with Kronos with regard to property, business interruption, excess liability, and other coverages. Tall Pines, Valmont Insurance Company and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including Kronos and the Company. Valmont and Tremont are wholly-owned subsidiaries of Valhi, and EWI is a wholly-owned subsidiary of NL. Consistent with insurance industry practices, Tall Pines,
Valmont and EWI receive commissions from the insurance and reinsurance underwriters for the policies that they provide or broker. In the Company's opinion, the amounts that the Company paid for these insurance policies and the allocation among Kronos and its affiliates of relative insurance premiums are reasonable and similar to those they could have obtained through unrelated insurance companies and/or brokers. The costs associated with these policies aggregated $1.1 million, $1.3 million and $900,000 in each of 2001, 2002 and 2003, respectively.

     Contran and certain of its subsidiaries and affiliates, including the Company, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies. With respect to certain of such policies, it is possible that unusually large losses incurred by one or more insureds during a given policy period could leave the other participating companies without adequate coverage under that policy for the balance of the policy period. As a result, Contran and certain of its subsidiaries and its affiliates, including NL, have entered into a loss sharing agreement under which any uninsured loss is shared by those entities who have submitted claims under the relevant policy. The Company believes the benefits in the form of reduced premiums and broader coverage associated with the group coverage for such policies justifies the risk associated with the potential for uninsured loss.

     Intercompany sales to (purchases from) affiliates of TiO2 are summarized in the following table.

                                                                              Years ended December 31,
                                                                     -----------------------------------------
                                                                       2001             2002            2003
                                                                      ------           ------          ------
                                                                                   (In thousands)

Sales to:
  TG                                                                $ 42,843         $ 30,077        $ 38,783
  Kronos Limited ("KUK")                                              14,962           17,148          18,856
  Kronos (US), Inc. ("KUS")                                           10,883           13,189          18,792
  Societe Industrielle du Titane, S.A. ("SIT")                         7,158            8,924           8,138
  Kronos Canada, Inc. ("KC")                                           2,587            3,231           5,881
                                                                    --------         --------        --------

                                                                    $ 78,433         $ 72,569        $ 90,450
                                                                    ========         ========        ========

Purchases from:
  TG                                                                $ 31,619         $ 29,706        $ 38,785
  KUS                                                                  1,177            2,553             101
  KC                                                                    -                 170             223
                                                                    --------         --------        --------

                                                                    $ 32,796         $ 32,429        $ 39,109
                                                                    ========         ========        ========

     Sales of ilmenite to TG were $7.3 million in 2001, $13.4 million in 2002 and $15.5 million in 2003.

     KUS purchases the rutile and slag feedstock used as a raw material in all of the Company's chloride process TiO2 facilities. The Company purchases such feedstock from KUS for use in its facilities for an amount equal to the amount paid by KUS to the third-party supplier plus a 2.5% administrative fee. Such feedstock purchases were $31.6 million in 2001, $32.9 million in 2002 and $39.5 million in 2003.

     Interest expense to affiliates related to a note payable to TG was $500,000 in 2001, $300,000 in 2002 and nil in 2003. Such note was repaid in full in 2002 and the underlying agreement was cancelled. Included in other affiliate income and other affiliate expense was other affiliate interest income/expense, factoring fees and service fees.

     Royalties paid to KII for use of certain of KII's intellectual property totaled $8.2 million in 2001, $8.6 million in 2002 and $10.4 million in 2003, and was included as a component of cost of sales.

     During 2001, 2002 and 2003, the Company was party to an accounts receivable factoring agreement (the "Factoring Agreement") with one or more of its affiliates whereby the Company factored its export accounts receivable without recourse for a fee of 0.85% for the Company's export receivables related to Kronos Europe S.A./N.V. ("KEU") and 1.2% for export receivables related to its Norwegian operating subsidiaries, Kronos Titan A/S ("TAS") and Titania A/S ("TIA"). Upon non-recourse transfer from the Company, the affiliate assumed all risk pertaining to the factored receivables, including, but not limited to, exchange control risks, risks pertaining to the bankruptcy of a customer and risks related to late payments. Export receivables sold by the Company pursuant to the Factoring Agreement during 2001, 2002 and 2003 aggregated $82.9 million, $92.0 million and $101.4 million, respectively.

     Net  amounts   currently   receivable  from  (payable  to)  affiliates  are
summarized in the following table.

                                                                                         December 31,
                                                                                  ------------------------
                                                                                   2002               2003
                                                                                  ------             ------
                                                                                        (In thousands)

Receivable from:
  SIT                                                                               684                 501
  KUK                                                                             1,348               1,085
  KC                                                                                295                 401
                                                                               --------            --------

                                                                               $  2,327            $  1,987
                                                                               ========            ========

Payable to:
  KII                                                                          $  3,450            $  4,203
  KUS                                                                             7,437               2,770
  TG                                                                             14,489              32,635
  Other affiliates                                                                   17                  53
                                                                               --------            --------

                                                                               $ 25,393            $ 39,661
                                                                               ========            ========


     Net amounts between the Company, KUS, TG, SIT, KUK and KC were generally related to product purchases and sales. Net amounts with TG also include accounts receivable factoring fees.

Note 12 - NL common stock options held by employees of the Company:

     At December 31, 2003, employees of the Company held options to purchase approximately 39,000 shares of NL common stock, of which 16,000 are exercisable at various dates through 2010 at an exercise price ranging from $2.66 to $5.63 per share and 23,000 are exercisable at various dates through 2011 at an exercise price ranging from $9.34 to $11.49 per share.

     The pro forma information required by SFAS No. 123 is based on an estimation of the fair value of options issued subsequent to January 1, 1995. See Note 2. The fair value of options granted during 2001 (none were granted during 2002 or 2003) was $7.52 per share. The fair value of employee stock options was calculated using the Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 2001: stock price volatility of 46%; risk-free rate of return of 5%; dividend yield of 4.0%; and an expected term of 9 years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Note 13 - Commitments and contingencies:

     Leases. The Company leases, pursuant to operating leases, various manufacturing and office space and transportation equipment. Most of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases management expects that, in the normal course of business, leases will be renewed or replaced by other leases.

     Net rent expense aggregated $1 million in 2001, $2 million in 2002 and $3 million in 2003. At December 31, 2003, minimum rental commitments under the terms of noncancellable operating leases were as follows:

                                                                          Equipment
                                                                        -------------
                                                                        (in thousands)
Years ending December 31,
-------------------------
    2004                                                                   $  500
    2005                                                                      316
    2006                                                                      234
    2007                                                                      218
    2008                                                                      212
    2009 and thereafter                                                        54
                                                                           ------

                                                                           $1,534
                                                                           ======

     Purchase commitments. KUS has long-term supply contracts that provide for certain affiliates' chloride feedstock requirements through 2007. The Company and certain of its affiliates purchase chloride feedstock underlying these long-term supply contracts from KUS. The agreements require KUS to purchase certain minimum quantities of feedstock with average minimum annual purchase commitments aggregating approximately $165 million.

     Environmental, product liability and litigation matters. The Company's operations are governed by various environmental laws and regulations. Certain of the Company's businesses are, or have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of the Company have the potential to cause environmental or other damage. The Company has implemented and continues to implement various policies and programs in an effort to minimize these risks. The Company's policy is to comply with environmental laws and regulations at all its facilities and to strive to improve its environmental performance in association with applicable industry initiatives. The Company believes that its operations are in substantial compliance with applicable requirements of environmental laws. From time to time, the Company may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect the Company's production, handling, use, storage, transportation, sale or disposal of such substances.

     The Company's production facilities operate within an environmental regulatory framework in which governmental authorities typically are granted broad discretionary powers that allow them to issue operating permits under which the plants must operate. The Company believes all its plants are in substantial compliance with applicable environmental laws. With respect to the Company's plants, neither the Company nor any of its subsidiaries have been notified of any environmental claim by any applicable foreign authority or any provincial or local authority.

     While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory denominator is provided by the European Union (the "EU"). Belgium ia a member of the EU and follows its initiatives. Norway, although not a member, generally patterns its environmental regulatory actions after the EU. The Company believes that it has obtained all required permits and is in substantial compliance with applicable EU requirements, including EU Directive 92/112/EEC regarding establishment of procedures for reduction and eventual elimination of pollution caused by waste from the TiO2 industry.

     The Company's Belgian subsidiary and various Belgian employees are the subject of civil and criminal proceedings related to an accident that resulted in two fatalities in such facility in 2000. At a hearing held in January 2004, the government requested the court to impose fines on the Company's subsidiary and certain of its employees in an amount equal to approximately (euro)367,500 ($460,000). The Company's subsidiary has undertaken the defense of and liability for any fines and costs incurred by its employees arising out of these proceedings. The court's decision is anticipated in April 2004.

     The Company is also involved in various other environmental, contractual, product liability and other claims and disputes incidental to its business.

     The Company currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

     Concentrations of credit risk. Sales of TiO2 accounted for approximately 80%, 77% and 79% of net sales during 2001, 2002 and 2003, respectively. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process). TiO2 is generally sold to the paint, plastics and paper, as well as fibers, rubber, ceramics, inks and cosmetics markets. Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 1,000 customers, with the top ten external customers approximating 30% of net sales in 2001, 28% of net sales in 2002 and 26% of net sales in 2003. Approximately 80% of the Company's TiO2 sales by volume were to Europe in each of 2001, 2002 and 2003. Approximately 10% of sales by volume were to North America in each of 2001, 2002 and 2003.

Note 14 - Financial instruments:

     Summarized below is the estimated fair value and related net carrying value of the Company's financial instruments.

                                                                               December 31,
                                                      ---------------------------------------------------------
                                                                  2002                           2003
                                                      --------------------------       ------------------------
                                                       Carrying           Fair          Carrying          Fair
                                                        Amount           Value           Amount          Value
                                                      ---------         -------        ---------        -------
                                                                             (In millions)

Cash, cash equivalents, restricted cash
    equivalents and noncurrent restricted
    marketable debt securities                       $  5.4           $  5.4        $   8.6         $   8.6

Notes payable and long-term debt -
 variable rate debt                                  $ 29.0           $ 29.0        $    .6         $    .6

     The Company held no derivative financial instruments during 2001, 2002 or 2003.

Note 15 - Accounting principles newly adopted in 2003:

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

     Under the transition provisions of SFAS No. 143, at the date of adoption on January 1, 2003, the Company will recognize (i) an asset retirement cost capitalized as an increase to the carrying value of its property, plant and equipment, (ii) accumulated depreciation on such capitalized cost and (iii) a liability for the asset retirement obligation. Amounts resulting from the initial application of SFAS No. 143 are measured using information, assumptions and interest rates all as of January 1, 2003. The amount recognized as the asset retirement cost is measured as of the date the asset retirement obligation was incurred. Cumulative accretion on the asset retirement obligation, and accumulated depreciation on the asset retirement cost, is recognized for the time period from the date the asset retirement cost and liability would have been recognized had the provisions of SFAS No. 143 been in effect at the date the liability was incurred, through January 1, 2003. The difference, if any, between the amounts to be recognized as described above and any associated amounts recognized in the Company's balance sheet as of December 31, 2003 would be recognized as a cumulative effect of a change in accounting principle as of the date of adoption. The effect of adopting SFAS No. 143 as of January 1, 2003 as summarized in the table below is not expected to have a material effect on the Company's consolidated financial position, results of operations or liquidity:

                                                                                                    Amount
                                                                                                -------------
                                                                                                (in millions)

Increase in carrying value of net property, plant and equipment:
    Cost                                                                                            $ .4
    Accumulated depreciation                                                                         (.1)
Decrease in liabilities previously accrued for closure and post
  closure activities                                                                                  .3
Asset retirement obligation recognized                                                               (.6)
                                                                                                    ----

        Net impact                                                                                  $  -
                                                                                                    ====

     The increase in the asset retirement obligations from January 1, 2003 ($600,000) to December 31, 2003 ($800,000) is due to accretion expense and the effects of currency translation. Accretion expense, which is reported as a component of cost of goods sold in the accompanying statement of operations, approximated $100,000 for the year ended December 31, 2003. If the Company had adopted SFAS No. 143 as of January 1, 2001, the asset retirement obligations would have been approximately $500,000 at December 31, 2001.

     Estimates of the ultimate cost to be incurred to settle the Company's asset retirement obligations require a number of assumptions, are inherently difficult to develop and the ultimate outcome may differ from current estimates. As additional information becomes available, cost estimates will be adjusted as necessary. It is possible that technological, regulatory or enforcement developments, the results of studies or other factors could necessitate the recording of additional liabilities.

     Costs associated with exit or disposal activities. The Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," on January 1, 2003 for exit or disposal activities initiated on or after that date. Under SFAS No. 146, costs associated with exit activities, as defined, that are covered by the scope of SFAS No. 146 will be recognized and measured initially at fair value, generally in the period in which the liability is incurred. Costs covered by the scope of SFAS No. 146 include termination benefits provided to employees, costs to consolidate facilities or relocate employees, and costs to terminate contracts (other than a capital lease). Under prior GAAP, a liability for such an exit cost is recognized at the date an exit plan is adopted, which may or may not be the date at which the liability has been incurred. The effect of adopting SFAS No. 146 as of January 1, 2003 was not material as the Company was not involved in any exit or disposal activities covered by the scope of the new standard as of such date.

Note 16 - Accounting principles not yet adopted:

     The Company is required to comply with the consolidation requirements of FASB Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," as amended at March 31, 2004. While the Company currently does not believe it has any involvement with any variable interest entity (as that term is defined in FIN No. 46R) covered by the scope of FIN No. 46R, the interpretation is complex and therefore the impact of adopting the consolidation requirements of FIN No. 46R has not yet been definitively determined.