Form 10-Q
period 2004-03-31
KRONOS INTERNATIONAL INC
filed 2004-05-10
CIK 1176236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended March 31, 2004          Commission file number 333-100047
                     ---------------                                 ----------




                               KRONOS INTERNATIONAL, INC.
-------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)




           Delaware                                             22-2949593
 ------------------------------                               -------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)


            5430 LBJ Freeway, Suite 1700, Dallas, Texas  75240-2697
-------------------------------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)



Registrant's telephone number, including area code:             (972) 233-1700
                                                                ---------------




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___



Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes___ No_X_




Number of shares of the Registrant's common stock outstanding on April 30, 2004:
2,968.

The Registrant is a wholly owned subsidiary of Kronos Worldwide, Inc. (File No. 1-31763) and meets the conditions set forth in General Instructions H(1)(a) and H(1)(b) of Form 10-Q for reduced disclosure format.





                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX




                                                                          Page
                                                                         number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements

                 Consolidated Balance Sheets -
                  December 31, 2003 and March 31, 2004                      3

                 Consolidated Statements of Income -
                  Three months ended March 31, 2003 and 2004                5

                 Consolidated Statements of Comprehensive Income -
                  Three months ended March 31, 2003 and 2004                6

                 Consolidated Statement of Stockholder's Equity -
                  Three months ended March 31, 2004                         7

                 Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2003 and 2004                8

                 Notes to Consolidated Financial Statements                 9

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      14

  Item 4.        Controls and Procedures                                   20

Part II.         OTHER INFORMATION

  Item 1.        Legal Proceedings                                         22

  Item 6.        Exhibits and Reports on Form 8-K                          22




                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


              ASSETS                                                             December 31,          March 31,
                                                                                     2003                2004
                                                                                 ------------        -----------

Current assets:
  Cash and cash equivalents                                                       $   37,121          $   39,153
  Restricted cash and cash equivalents                                                 1,313                 845
  Accounts and other receivables                                                     112,797             127,422
  Refundable income taxes                                                             35,150              13,899
  Receivable from affiliates                                                           1,884               3,149
  Inventories                                                                        168,131             154,205
  Prepaid expenses                                                                     3,349               3,514
  Deferred income taxes                                                                  943               1,367
                                                                                  ----------          ----------

      Total current assets                                                           360,688             343,554
                                                                                  ----------          ----------

Other assets:
  Restricted marketable debt securities                                                2,586               2,459
  Deferred financing costs, net                                                        9,761               8,959
  Unrecognized net pension obligation                                                  7,812               7,812
  Other                                                                                1,266               1,257
                                                                                  ----------          ----------

      Total other assets                                                              21,425              20,487
                                                                                  ----------          ----------

Property and equipment:
  Land                                                                                31,106              30,235
  Buildings                                                                          139,665             135,672
  Equipment                                                                          644,733             630,544
  Mining properties                                                                   63,701              61,160
  Construction in progress                                                             7,565               6,506
                                                                                  ----------          ----------
                                                                                     886,770             864,117
  Less accumulated depreciation and amortization                                     518,383             511,807
                                                                                  ----------          ----------

      Net property and equipment                                                     368,387             352,310
                                                                                  ----------          ----------

                                                                                  $  750,500          $  716,351
                                                                                  ==========          ==========






                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


           LIABILITIES AND STOCKHOLDER'S EQUITY                                   December 31,         March 31,
                                                                                     2003                2004
                                                                                 ------------        -----------

Current liabilities:
  Current maturities of long-term debt                                            $      288          $      279
  Accounts payable and accrued liabilities                                           103,804             108,100
  Payable to affiliates                                                                8,697                 352
  Income taxes                                                                        12,007              12,667
  Deferred income taxes                                                                3,436               1,407
                                                                                  ----------          ----------

      Total current liabilities                                                      128,232             122,805
                                                                                  ----------          ----------

Noncurrent liabilities:
  Long-term debt                                                                     356,451             377,531
  Accrued pension costs                                                               53,010              53,172
  Deferred income taxes                                                               86,622              83,622
  Other                                                                               14,098              13,679
                                                                                  ----------          ----------

      Total noncurrent liabilities                                                   510,181             528,004
                                                                                  ----------          ----------

Minority interest                                                                        525                 517
                                                                                  ----------          ----------

Stockholder's equity:
  Common stock                                                                           297                 297
  Additional paid-in capital                                                       1,944,185           1,944,185
  Retained deficit                                                                (1,665,098)         (1,711,918)
  Accumulated other comprehensive loss:
    Currency translation                                                            (133,425)           (133,142)
    Pension liabilities                                                              (34,397)            (34,397)
                                                                                  ----------          ----------

      Total stockholder's equity                                                     111,562              65,025
                                                                                  ----------          ----------

                                                                                  $  750,500          $  716,351
                                                                                  ==========          ==========
Commitments and contingencies (Notes 7 and 9)




          See accompanying notes to consolidated financial statements.





                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended March 31, 2003 and 2004

                                 (In thousands)

                                                                                   2003                  2004
                                                                                ----------            ----------

Net sales                                                                        $ 178,197            $  192,173
Cost of sales                                                                      130,770               142,623
                                                                                 ---------            ----------

    Gross margin                                                                    47,427                49,550

Selling, general and administrative expense                                         20,495                25,411
Other operating income (expense):
  Currency transaction gains (losses), net                                              94                   446
  Disposition of property and equipment                                                (61)                  (23)
  Royalty income                                                                     1,748                 1,364
  Other income                                                                         101                    17
                                                                                 ---------            ----------

    Income from operations                                                          28,814                25,943

Other income (expense):
  Trade interest income                                                                150                   198
  Interest income from affiliates                                                     -                        5
  Interest expense to affiliates                                                       (64)                    -
  Interest expense                                                                  (7,910)               (9,047)
                                                                                 ---------            ----------

    Income before income taxes and minority interest                                20,990                17,099

Provision for income taxes                                                           6,212                 3,911

Minority interest in after-tax earnings                                                 24                     8
                                                                                 ---------            ----------

    Net income                                                                   $  14,754            $   13,180
                                                                                 =========            ==========


          See accompanying notes to consolidated financial statements.






                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                   Three months ended March 31, 2003 and 2004

                                 (In thousands)



                                                                                    2003                 2004
                                                                                 ----------           ----------

Net income                                                                       $  14,754             $  13,180

Other comprehensive income (loss), net of tax - currency translation
   adjustment                                                                       (2,027)                  283
                                                                                 ---------            ----------

          Comprehensive income                                                   $  12,727             $  13,463
                                                                                 =========            ==========


          See accompanying notes to consolidated financial statements.









                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                        Three months ended March 31, 2004

                                 (In thousands)



                                                                               Accumulated other
                                                                               comprehensive loss
                                                Additional                 -----------------------------     Total
                                     Common      paid-in       Retained     Currency       Pension       stockholder's
                                      stock      capital        deficit    translation   liabilities        equity
                                    --------   ----------    ------------  -----------   -----------     -------------

Balance at December 31, 2003         $  297    $1,944,185    $(1,665,098)   $(133,425)    $(34,397)        $111,562

Net income                             -             -            13,180         -            -              13,180

Dividends                              -             -           (60,000)        -            -             (60,000)

Other comprehensive income             -             -              -             283         -                 283
                                     ------    ----------    -----------    ---------     --------         --------

Balance at March 31, 2004            $  297    $1,944,185    $(1,711,918)   $(133,142)    $(34,397)        $ 65,025
                                     ======    ==========    ===========    =========     ========         ========


          See accompanying notes to consolidated financial statements.





                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2003 and 2004

                                 (In thousands)



                                                                                    2003                 2004
                                                                                 ----------           ----------

Cash flows from operating activities:
  Net income                                                                     $  14,754              $ 13,180
  Depreciation and amortization                                                      8,120                 9,488
  Noncash interest expense                                                             464                   536
  Deferred income taxes                                                              3,488                  (210)
  Minority interest                                                                     24                     8
  Net loss from disposition of property and equipment                                   61                    23
  Pension cost, net                                                                 (1,319)                1,528
  Other, net                                                                             -                   200
  Change in assets and liabilities:
    Accounts and other receivables                                                 (17,809)              (18,206)
    Inventories                                                                     11,066                 9,317
    Prepaid expenses                                                                 1,365                  (162)
    Accounts with affiliates                                                       (26,153)               (9,269)
    Accounts payable and accrued liabilities                                        (5,461)                6,210
    Income taxes                                                                       904                21,991
    Other, net                                                                         779                  (727)
                                                                                 ---------              --------

      Net cash provided by (used in) operating activities                           (9,717)               33,907
                                                                                 ---------              --------

Cash flows from investing activities:
  Capital expenditures                                                              (5,613)               (3,984)
  Change in restricted cash, net                                                      (779)                  556
  Other, net                                                                            42                    30
                                                                                 ---------              --------

      Net cash used in investing activities                                         (6,350)               (3,398)
                                                                                 ---------              --------

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                                                      16,106                99,968
    Principal payments                                                                (342)              (67,468)
  Dividends paid                                                                      -                  (60,000)
                                                                                 ---------              --------

      Net cash provided by (used in) financing activities                           15,764               (27,500)
                                                                                 ---------              --------

Cash and cash equivalents - net change from:
  Operating, investing and financing activities                                       (303)                3,009
  Currency translation                                                                 168                  (977)
Cash and cash equivalents at beginning of period                                    15,023                37,121
                                                                                 ---------              --------

Cash and cash equivalents at end of period                                       $  14,888              $ 39,153
                                                                                 =========              ========


Supplemental disclosures:
  Cash paid (received) for:
    Interest, net of amounts capitalized                                         $     702              $    960
    Income taxes, net                                                                1,820               (17,823)

          See accompanying notes to consolidated financial statements.




                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

     Kronos International, Inc. ("KII") is incorporated in the state of Delaware, U.S.A., with its seat of management in Leverkusen, Germany. KII is a wholly-owned subsidiary of Kronos Worldwide, Inc. ("Kronos") (NYSE:KRO). At March 31, 2004, NL Industries, Inc. (NYSE: NL) held 50.5% of the outstanding common stock of Kronos. NL conducts its titanium dioxide pigments ("TiO2") operations through Kronos. KII conducts Kronos' European TiO2 operations. At March 31, 2004, Valhi, Inc. and a wholly-owned subsidiary of Valhi, held approximately 83% of NL's outstanding common stock, and Contran Corporation and its subsidiaries held approximately 90% of Valhi's outstanding common stock. At March 31, 2004, Valhi and a wholly-owned subsidiary of Valhi held an additional 43.3% of Kronos' outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Mr. Simmons, the Chairman of the Board of Valhi, Contran, NL, Kronos and the Company may be deemed to control each of such companies.

     The consolidated balance sheet of KII at December 31, 2003 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2004, and the consolidated statements of income, comprehensive income, stockholder's equity and cash flows for the interim periods ended March 31, 2003 and 2004, have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made.

     The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with GAAP has been condensed or omitted, and certain prior year amounts have been reclassified to conform to the current year presentation. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 Annual Report").

     The Company has not issued any stock options to purchase KII common stock. However, certain employees of the Company have been granted options by NL to purchase NL common stock. As disclosed in the 2003 Annual Report, the Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Prior to 2003, the Company commenced accounting for its stock options using the variable accounting method of APBO No. 25, which requires the intrinsic value of all unexercised stock options (including stock options with an exercise price at least equal to the market price on the date of grant) to be accrued as an expense, with subsequent increases (decreases) in the Company's market price resulting in recognition of additional compensation expense (income). Aggregate compensation expense (income) related to NL stock options held by employees of the Company was ($200,000) in the first quarter of 2003 and approximately $200,000 in the first quarter of 2004.

     The following table presents what the Company's consolidated net income would have been in the first quarter of 2003 and 2004 if the Company and its subsidiaries and affiliates had each elected to account for their respective stock-based employee compensation related to stock options in accordance with the fair value-based recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for all awards granted subsequent to January 1, 1995.

                                                                                          Three months
                                                                                         ended March 31,
                                                                                    -------------------------
                                                                                    2003                 2004
                                                                                    ----                 ----
                                                                                          (In millions)

Net income as reported                                                             $14.8                $13.2

Adjustments, net of applicable income
 tax effects and minority interest:
  Stock-based employee compensation expense
   (income) determined under APBO No. 25                                             (.2)                  .1
  Stock-based employee compensation expense
   determined under SFAS No. 123                                                      -                    -
                                                                                   -----                -----

Pro forma net income                                                               $14.6                $13.3
                                                                                   =====                =====

     The Company has complied with the consolidation requirements of FASB Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," as amended, as of March 31, 2004. See Note 10.

Note 2 - Accounts and other receivables:

                                                                                 December 31,         March 31,
                                                                                    2003                2004
                                                                                 ------------        ----------
                                                                                          (In thousands)

Trade receivables                                                                 $106,304            $121,235
Recoverable VAT and other receivables                                                8,715               8,343
Allowance for doubtful accounts                                                     (2,222)             (2,156)
                                                                                  --------            --------

                                                                                  $112,797            $127,422
                                                                                  ========            ========

Note 3 - Inventories:

                                                                                 December 31,         March 31,
                                                                                    2003                2004
                                                                                 ------------        ----------
                                                                                          (In thousands)

Raw materials                                                                     $ 30,261            $ 22,360
Work in process                                                                     15,623              14,472
Finished products                                                                   92,009              88,377
Supplies                                                                            30,238              28,996
                                                                                  --------            --------

                                                                                  $168,131            $154,205
                                                                                  ========            ========


Note 4 - Accounts payable and accrued liabilities:


                                                                                 December 31,         March 31,
                                                                                    2003                2004
                                                                                 ------------        ----------
                                                                                          (In thousands)

Accounts payable                                                                  $ 50,626            $ 45,262
Employee benefits                                                                   23,592              24,007
Other                                                                               29,586              38,831
                                                                                  --------            --------

                                                                                  $103,804            $108,100
                                                                                  ========            ========


Note 5 - Long-term debt:

                                                                                 December 31,         March 31,
                                                                                    2003                2004
                                                                                 ------------        ----------
                                                                                          (In thousands)

8.875% Senior Secured Notes                                                       $356,136            $345,848
Revolving credit facility                                                             -                 31,551
Other                                                                                  603                 411
                                                                                  --------            --------

                                                                                   356,739             377,810
ess current maturities                                                                 288                 279
                                                                                  --------            --------

                                                                                  $356,451            $377,531
                                                                                  ========            ========

     During the first quarter of 2004, certain of KII's operating subsidiaries borrowed a net euro 26 million ($32 million when borrowed) under the revolving credit facility at an interest rate of 3.8%.

Note 6 - Other noncurrent liabilities:

                                                                                 December 31,         March 31,
                                                                                    2003                2004
                                                                                 ------------        ----------
                                                                                          (In thousands)

Employee benefits                                                                 $  4,849            $  4,663
Insurance                                                                            1,222               1,506
Other                                                                                8,027               7,510
                                                                                  --------            --------

                                                                                  $ 14,098            $ 13,679
                                                                                  ========            ========


Note 7 - Provision for income taxes:

                                                                                          Three months
                                                                                         ended March 31,
                                                                                    -------------------------
                                                                                    2003                 2004
                                                                                    ----                 ----
                                                                                          (In millions)

Expected tax expense                                                               $ 7.3                $ 5.9
Non-U.S. tax rates                                                                    -                   (.1)
Change in deferred income tax valuation
  allowance, net                                                                     (.7)                (3.0)
Other, net                                                                           (.4)                 1.1
                                                                                   -----                -----

                                                                                   $ 6.2                $ 3.9
                                                                                   =====                =====

     In the first quarter of 2003, the Company was notified by the German Federal Fiscal Court (the "Court") that the Court had ruled in KII's favor concerning a claim for refund suit in which KII sought refunds of prior taxes paid during the periods 1990 through 1997. KII and its German operating subsidiary were required to file amended tax returns with the German tax authorities to receive refunds for such years, and all of such amended returns were filed during 2003. Such amended returns reflected an aggregate refund of taxes and related interest to the Company's German operating subsidiary of euro
103.2 million ($123.0 million), and an aggregate additional liability of taxes and related interest to KII of euro 91.9 million ($109.6 million). Assessments and refunds will be processed by year as the respective returns are reviewed by the tax authorities. Certain interest components may also be refunded separately. The German tax authorities have reviewed and accepted the amended return with respect to the 1990 tax year. Through April 2004, KII's German operating subsidiary received net refunds of euro 16.3 million ($20.3 million when received). KII believes it will receive the net refunds for the remaining years during 2004. In addition to the refunds for the 1990 to 1997 periods, the court ruling also resulted in a refund of 1999 income taxes and interest for which the Company received euro 21.5 million ($24.6 million) in 2003. KII recognized the aggregate euro 32.8 million ($38 million) benefit of such net refunds in its 2003 results of operations.

Certain of the Company's tax returns are being examined and tax authorities have or may propose tax deficiencies, including penalties and interest. For example:

o The Company has received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 6 million ($8 million at March 31, 2004). The Company has filed a protest to this assessment and believes that a significant portion of the assessment is without merit. The Belgian tax authorities have filed a lien on the fixed assets of the Company's Belgian TiO2 operations in connection with this assessment. In April 2003, the Company received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, is expected to be approximately euro 13 million ($16 million). The Company believes the proposed assessment is substantially without merit, and the Company has filed a written response.

o The Norwegian tax authorities have notified the Company of their intent to assess tax deficiencies of approximately kroner 12 million ($2 million at March 31, 2004) relating to the years 1998 to 2000. The Company has filed a written protest to this proposed assessment.

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

Note 8 - Employee benefit plans:

     The components of net periodic defined benefit pension cost are presented in the table below.




                                                                                          Three months
                                                                                         ended March 31,
                                                                                    -------------------------
                                                                                    2003                 2004
                                                                                    ----                 ----
                                                                                          (In thousands)

Service cost benefits                                                             $  983                $1,288
Interest cost on projected benefit obligations                                     2,988                 3,539
Expected return on plan assets                                                    (3,582)               (3,122)
Amortization of prior service cost                                                    64                   116
Amortization of net transition obligations                                           126                    91
Recognized actuarial losses                                                          209                   578
                                                                                  ------                ------

                                                                                  $  788                $2,490
                                                                                  ------                ------

Note 9 - Commitments and contingencies:

     In May 2004, the court ruled and, among other things, imposed a fine of euro 200,000 against the Company with an aggregate amount of less than euro 40,000 against various employees of the Company, in the previously-reported matter concerning fatalities at the Company's Belgian facility. The Company and the individuals plan to appeal the ruling.

     In addition to the litigation described above, the Company is also involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to its present and former businesses. In certain cases, the Company has insurance coverage for such items. The Company currently believes the disposition of all claims and disputes individually or in the aggregate, should not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

Note 10 - Accounting principle newly adopted in 2004:

     The Company complied with the consolidation requirements of FIN No. 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," as amended, as of March 31, 2004. The Company does not have any involvement with any variable interest entity (as that term is defined in FIN No. 46R) covered by the scope of FIN No. 46R, and therefore the impact to the Company of adopting the consolidation requirements of FIN No. 46R was not material.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

Executive summary

     Relative changes in the Company's TiO2 sales and income from operations during the first three months of 2003 and 2004 are primarily due to (i) relative changes in TiO2 average selling prices and (ii) relative changes in foreign currency exchange rates. Selling prices were generally increasing during the first quarter of 2003, were generally flat during the second quarter of 2003 and were generally decreasing during the third and fourth quarters of 2003 and the first quarter of 2004.

Forward-looking information

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission ("SEC") including, but not limited to, the following:

o    Future supply and demand for the Company's products,
o    The cyclicality of the Company's businesses,
o Customer inventory levels (such as the extent to which the Company's customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases),
o    Changes in raw material and other operating costs (such as energy costs),
o    The possibility of labor disruptions,
o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2),
o    Competitive products and substitute products,
o    Customer and competitor strategies,
o    The impact of pricing and production decisions,
o    Competitive technology positions,
o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro and the Norwegian kroner),
o    Operating  interruptions  (including,  but not limited to, labor  disputes,
     leaks,   fires,   explosions,   unscheduled   or  unplanned   downtime  and
     transportation interruptions),
o    The ability of the Company to renew or refinance credit facilities,
o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
o    Government laws and regulations and possible changes therein,
o    The ultimate resolution of pending litigation and
o    Possible future litigation.

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


                                                                              Three months ended
                                                                                    March 31,
                                                                           -------------------------         %
                                                                              2003            2004        Change
                                                                              ----            ----        ------
                                                                                    (In millions, except
                                                                                   percentages and volumes)

Net sales                                                                   $178.2          $192.2           +8%
Cost of sales                                                                130.8           142.6           +9%
                                                                            ------          ------

Gross margin                                                                  47.4            49.6           +5%

Selling, general and administrative expense                                  (20.5)          (25.4)         +24%
Currency transaction gains (losses), net                                        .1              .4
Royalty income                                                                 1.7             1.3
Other                                                                           .1              -
                                                                            ------          ------

Income from operations                                                      $ 28.8          $ 25.9          -10%
                                                                            ======          ======

TiO2 data:

  Percent change in average selling prices:
      Using actual foreign currency exchange rates                                                           +7%
      Impact of changes in foreign currency exchange rates                                                  -11%
                                                                                                           -----

      In billing currencies                                                                                  -4%
                                                                                                           =====

  Sales volumes*                                                            80              81
  Production volumes*                                                       79              79

________________________________

 *  Thousands of metric tons

     The Company's sales increased $14.0 million (8%) in the first quarter of 2004 compared to the first quarter of 2003 as the favorable effect of fluctuations in foreign currency exchange rates, which increased sales by approximately $20 million (as more fully discussed below), more than offset the impact of lower average TiO2 selling prices. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, the Company's average TiO2 selling prices in billing currencies in the first quarter of 2004 were 4% lower than the first quarter of 2003. When translated from billing currencies into U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, the Company's average TiO2 selling prices in the first quarter of 2004 were 7% higher compared to the first quarter of 2003. The Company's TiO2 sales volumes in the first quarter of 2004 were slightly higher than its TiO2 sales volumes in the first quarter of 2003.

     The Company's sales are denominated in various currencies, including the U.S. dollar, the euro and other major European currencies. The disclosure of the percentage change in the Company's average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with accounting principles generally accepted in the United States ("GAAP measure"). The Company discloses percentage changes in its average TiO2 prices in billing currencies because the Company believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 7% increase in the Company's average TiO2 selling prices during the first quarter 2004 as compared to the same period in 2003 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure) and the 4% decrease in the Company's average TiO2 selling price in billing currencies (the non-GAAP measure) during such periods is due to the effect of changes in foreign currency exchange rates. The above table presents in a tabular format (i) the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in the Company's average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     The Company's cost of sales increased $11.8 million (9%) in the first quarter of 2004 compared to the first quarter of 2003 largely due to the effects of translating foreign currencies (primarily the euro) into U.S. dollars. As a result of the lower average TiO2 selling prices in billing currencies the Company's cost of sales, as a percentage of net sales, increased from 73% in the first quarter of 2003 to 74% in the first quarter of 2004. The Company's TiO2 production volumes in the first quarter of 2004 were consistent with its TiO2 production volumes in the first quarter of 2003, with operating rates near full capacity in both periods.

     The Company's gross margins for the first quarter of 2004 increased $2.2 million (5%) from the first quarter of 2003 due to the effects of the aforementioned increases in sales.

     Selling, general and administrative expenses increased $4.9 million (24%) in the first quarter of 2004 as compared to the corresponding period in 2003. This increase is largely attributable to the impact of translating foreign currencies (primarily the euro) into U.S. dollars.

     The Company's operations and assets are located outside the United States (particularly in Germany, Belgium and Norway). A significant amount of the Company's sales generated from its operations are denominated in currencies other than the U.S. dollar, primarily the euro and other major European currencies. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of the Company's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales in the first quarter of 2004 approximately $20 million compared to the same period in 2003. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted the Company's foreign currency-denominated operating expenses. The Company's operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in the first quarter of 2004 compared to the first quarter of 2003. Overall, the net impact of currency exchange rate fluctuations on the Company's operating income comparisons was not significant in the first quarter of 2004 as compared to the same period in 2003.

Outlook

     The Company expects its TiO2 sales and production volumes to be higher for the full year 2004 as compared to 2003. The Company's average Ti02 selling price, which declined during the second half of 2003 and the first quarter of 2004, is expected to cease to decline sometime during the second quarter of 2004 and should rise thereafter. Nevertheless, the Company expects its average TiO2 selling prices, in billing currencies, to be lower in 2004 as compared to 2003. Overall, the Company expects its gross margin in 2004 to be lower than 2003. The Company's expectations as to the future prospects of the Company and the TiO2 industry are based upon a number of factors beyond its control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from the Company's expectations, the Company's results of operations could be unfavorably affected.

Other income (expense)

                                                                         Three months ended
                                                                               March 31,
                                                                      ------------------------
                                                                        2003            2004         Difference
                                                                        ----            ----        -----------
                                                                                    (In millions)

Interest expense to affiliates                                        $  (.1)          $   -          $   .1
Trade interest income                                                     .2               .2             -
Interest expense                                                        (7.9)            (9.0)          (1.1)
                                                                      ------           ------         ------

                                                                      $ (7.8)          $ (8.8)        $ (1.0)
                                                                      ======           ======         ======


     The Company has a significant amount of outstanding indebtedness denominated in the euro, including its euro 285 million Senior Secured Notes. Accordingly, the reported amount of interest expense will vary depending on relative changes in foreign currency exchange rates. Interest expense in the first quarter of 2004 was $9.0 million, an increase of $1.1 million from the first quarter of 2003. The increase was due primarily to relative changes in foreign currency exchange rates, which increased the U.S. dollar equivalent of interest expense on the Company's Senior Secured Notes in the first quarter of 2004 as compared to the first quarter of 2003. Assuming no significant change in interest rates or foreign currency exchange rates, interest expense for the full-year 2004 is expected to be slightly higher than amounts for the same periods in 2003.

Provision for income taxes

     The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 7 to the Consolidated Financial Statements.

     During the first quarter of 2004, the Company reduced its deferred income tax asset valuation allowance by approximately $3 million primarily as a result of utilization of certain income tax attributes for which the benefit had not previously been recognized.

     At March 31, 2004, the Company had the equivalent of $606 million of German income tax loss carryforwards with no expiration date. However, the Company has provided a deferred income tax asset valuation allowance against substantially all of this loss carryforward because the Company does not currently believe it meets the "more-likely-than-not" recognition criteria. The Company periodically evaluates the "more-likely-than-not" recognition criteria with respect to such tax loss carryforwards, and it is possible that in the future the Company may conclude such carryforwards do meet the recognition criteria, at which time the Company would reverse all or a portion of such deferred tax asset valuation allowance.

     In January 2004, the German federal government enacted new tax law amendments that limit the annual utilization of income tax loss carryforwards effective January 1, 2004. While the new law did not significantly affect the Company's income tax expense and cash tax payments in the first quarter of 2004, it could have a significant effect in the future depending on the level of income earned in Germany.

Recently adopted accounting principle

     See Note 10 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

Consolidated cash flows

     The Company's consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 2003 and 2004 are presented below:

                                                                                          Three months
                                                                                         ended March 31,
                                                                                    -------------------------
                                                                                    2003                 2004
                                                                                    ----                 ----
                                                                                          (In millions)

Net cash provided (used) by:
  Operating activities                                                             $ (9.7)              $ 33.9
  Investing activities                                                               (6.4)                (3.4)
  Financing activities                                                               15.8                (27.5)
                                                                                   ------               ------

    Net cash provided (used) by operating, investing and financing activities      $  (.3)              $  3.0
                                                                                   ======               ======





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

     Cash flows for operating activities increased from $9.7 million used in the first quarter of 2003 to $33.9 million of cash provided by operating activities in the first quarter of 2004. This $43.6 million increase was due primarily to the net effects of (i) lower net income of $1.6 million, (ii) higher depreciation expense of $1.4 million, (iii) lower deferred income taxes of $3.7 million, (iv) a lower amount of net cash used in relative changes in the Company's inventories, receivables, payables and accruals and accounts with affiliates of $26.4 million in the first quarter of 2004 as compared to the first quarter of 2003 and (v) lower cash paid for income taxes of $19.6 million. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivables. Relative changes in inventories and accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volume and sales volume.

Investing and financing activities

     The Company's capital expenditures were $5.6 million and $4.0 million in the first three months of 2003 and 2004, respectively.

     In the first quarter of 2004 the Company's operating subsidiaries in Germany, Belgium and Norway borrowed a net euro 26 million ($32 million when borrowed) under the European revolving credit facility at an interest rate of 3.8%.

     In the first quarter of 2004, the Company paid a cash dividend of $60 million to Kronos.

Cash,  cash  equivalents,   restricted  cash  and  restricted   marketable  debt
securities and borrowing availability

     At March 31, 2004, the Company and its subsidiaries had (i) current cash and cash equivalents aggregating $39.2 million, (ii) current restricted cash equivalents of $800,000 and (iii) noncurrent restricted marketable debt securities of $2.5 million. At March 31, 2004, certain of the Company's subsidiaries had approximately $65 million available for borrowing (including approximately $63 million under its revolving credit facility). At March 31, 2004, the Company had approximately $12 million available for payment of dividends and other restricted payments as defined in the Senior Secured Notes indenture.

Litigation matters

     See Note 9 to the Consolidated Financial Statements and Part II, Item 1, "Legal Proceedings."

Income tax contingencies

     See Note 7 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of the Company's income tax returns in various non-U.S. jurisdictions.

Other matters

     The Company periodically evaluates its liquidity requirements, alternative uses of capital, its dividend policy, capital needs and availability of resources in view of, among other things, its dividend policy, debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, the Company has in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, issue additional securities, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, the Company may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals industry or other industries, as well as the acquisition of interests in related entities. In the event of any such transaction, the Company may consider using its available cash, issuing its equity securities or increasing its indebtedness to the extent permitted by the agreements governing the Company's existing debt.

Non-GAAP financial measures

     In an effort to provide investors with additional information regarding the Company's results of operations as determined by GAAP, the Company has disclosed certain non-GAAP information which the Company believes provides useful information to investors.

o The Company discloses percentage changes in its average TiO2 selling prices in billing currencies, which excludes the effects of foreign currency translation. The Company believes disclosure of such percentage changes allows investors to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods.

ITEM 4.  CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President, Finance, have evaluated the Company's disclosure controls and procedures as of March 31, 2004. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

     The Company also maintains a system of internal controls over financial reporting. The term "internal control over financial reporting," as defined by regulations of the SEC, means a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

o    Pertain  to  the  maintenance  of  records  that,  in  reasonable   detail,
     accurately and fairly reflect the transactions and dispositions of the assets of the Company,

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

     There has been no change to the Company's system of internal controls over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.




                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

     Reference is made to the 2003 Annual Report and Note 9 to the Consolidated Financial Statements for descriptions of certain legal proceedings.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          The Company has retained a signed original of any exhibit listed below that contains signatures, and the Company will provide any such exhibit to the SEC or its staff upon request.

          31.1 - Certification

          31.2 - Certification

          32.1 - Certification

     (b)  Reports on Form 8-K

          Reports on Form 8-K for the quarter ended March 31, 2004.

          None.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   KRONOS INTERNATIONAL, INC.
                                                -----------------------------
                                                         (Registrant)




Date   May 10, 2004                             By /s/ Gregory M. Swalwell
                                                   ----------------------------
                                                   Gregory M. Swalwell
                                                   Vice President, Finance
                                                  (Principal Financial Officer)



Date   May 10, 2004                             By /s/ James W. Brown
                                                   ----------------------------
                                                   James W. Brown
                                                   Vice President and Controller
                                                  (Principal Accounting Officer)