Form 10-Q
period 2004-06-30
KRONOS INTERNATIONAL INC
filed 2004-08-05
CIK 1176236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   June 30, 2004        Commission file number 333-100047
                      ----------------                             ------------




                           KRONOS INTERNATIONAL, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




           Delaware                                             22-2949593
-------------------------------                            -------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)


            5430 LBJ Freeway, Suite 1700, Dallas, Texas  75240-2697
-------------------------------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)



Registrant's telephone number, including area code:             (972) 233-1700
                                                                --------------




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---  ---



Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes   No X
                                                                  ---  ---



Number of shares of the Registrant's  common stock outstanding on July 30, 2004:
2,968.

The Registrant is a wholly owned subsidiary of Kronos Worldwide, Inc. (File No. 1-31763) and meets the conditions set forth in General Instructions H(1)(a) and H(1)(b) of Form 10-Q for reduced disclosure format.






                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX




                                                                          Page
                                                                         number

Part I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets -
             December 31, 2003 and June 30, 2004                           3

            Consolidated Statements of Income -
             Three months and six months ended June 30, 2003 and 2004      5

            Consolidated Statements of Comprehensive Income -
             Six months ended June 30, 2003 and 2004                       6

            Consolidated Statement of Stockholder's Equity -
             Six months ended June 30, 2004                                7

            Consolidated Statements of Cash Flows -
             Six months ended June 30, 2003 and 2004                       8

            Notes to Consolidated Financial Statements                     9

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          16

  Item 4.   Controls and Procedures                                       24

Part II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                             26

  Item 6.   Exhibits and Reports on Form 8-K                              26



                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


               ASSETS                                              December 31,          June 30,
                                                                       2003                2004
                                                                   ------------        ------------

 Current assets:
   Cash and cash equivalents                                       $   37,121          $  35,895
   Restricted cash and cash equivalents                                 1,313              1,047
   Accounts and other receivables                                     112,797            139,710
   Refundable income taxes                                             35,150              1,141
   Receivable from affiliates                                           1,884              2,012
   Inventories                                                        168,131            152,585
   Prepaid expenses                                                     3,349              2,482
   Deferred income taxes                                                  943              1,317
                                                                   ----------          ---------

       Total current assets                                           360,688            336,189
                                                                   ----------          ---------

 Other assets:
   Restricted marketable debt securities                                2,586              2,548
   Deferred financing costs, net                                        9,761              8,453
   Unrecognized net pension obligation                                  7,812              7,647
   Deferred income taxes                                                    -            179,588
   Other                                                                1,266              1,157
                                                                   ----------          ---------

       Total other assets                                              21,425            199,393
                                                                   ----------          ---------

 Property and equipment:
   Land                                                                31,106             30,320
   Buildings                                                          139,665            136,185
   Equipment                                                          644,733            634,996
   Mining properties                                                   63,701             62,542
   Construction in progress                                             7,565              8,114
                                                                   ----------          ---------
                                                                      886,770            872,157
   Less accumulated depreciation and amortization                     518,383            522,695
                                                                   ----------          ---------

       Net property and equipment                                     368,387            349,462
                                                                   ----------          ---------

                                                                   $  750,500         $  885,044
                                                                   ==========         ==========




          See accompanying notes to consolidated financial statements.

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


        LIABILITIES AND STOCKHOLDERS' EQUITY                       December 31,          June 30,
                                                                       2003                2004
                                                                   ------------        ------------

 Current liabilities:
   Current maturities of long-term debt                            $      288          $      148
   Accounts payable and accrued liabilities                           103,804             108,007
   Payable to affiliates                                                8,697               8,840
   Income taxes                                                        12,007               6,809
   Deferred income taxes                                                3,436                -
                                                                   ----------          ----------

       Total current liabilities                                      128,232             123,804
                                                                   ----------          ----------

 Noncurrent liabilities:
   Long-term debt                                                     356,451             346,682
   Accrued pension costs                                               53,010              52,120
   Deferred income taxes                                               86,622              24,235
   Other                                                               14,098              12,814
                                                                   ----------          ----------

       Total noncurrent liabilities                                   510,181             435,851
                                                                   ----------          ----------

 Minority interest                                                        525                 505
                                                                   ----------          ----------

 Stockholder's equity:
   Common stock                                                           297                 297
   Additional paid-in capital                                       1,944,185           1,944,185
   Retained deficit                                                (1,665,098)         (1,448,247)
   Accumulated other comprehensive loss:
     Currency translation                                            (133,425)           (136,954)
     Pension liabilities                                              (34,397)            (34,397)
                                                                   ----------          ----------

       Total stockholder's equity                                     111,562             324,884
                                                                   ----------          ----------

                                                                   $  750,500          $  885,044
                                                                   ==========          ==========

Commitments and contingencies (Notes 7 and 10)


          See accompanying notes to consolidated financial statements.




                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (In thousands)

                                                            Three months ended               Six months ended
                                                                  June 30,                       June 30,
                                                            ------------------             --------------------
                                                            2003          2004             2003            2004
                                                            ----          ----             ----            ----

Net sales                                                $ 182,878     $ 208,102        $ 361,075      $ 400,275
Cost of sales                                              134,200       156,300          264,970        298,923
                                                         ---------     ---------        ---------      ---------

    Gross margin                                            48,678        51,802           96,105        101,352

Selling, general and administrative expense                 21,712        25,316           42,207         50,727
Other operating income (expense):
  Currency transaction gains (losses), net                  (1,105)           64           (1,011)           510
  Disposition of property and equipment                         17            21              (44)            (2)
  Royalty income                                             1,628         1,653            3,375          3,017
  Other income                                                   9            70              112             87
                                                         ---------     ---------        ---------      ---------

    Income from operations                                  27,515        28,294           56,330         54,237

Other income (expense):
  Trade interest income                                        188           202              338            400
  Interest income from affiliates                               30             2               30              7
  Interest expense to affiliates                                (6)            -              (70)             -
  Interest expense                                          (8,225)       (8,432)         (16,136)       (17,479)
                                                         ---------     ---------        ---------      ---------

    Income before income taxes and minority interest        19,502        20,066           40,492         37,165

 Income tax benefit                                        (17,199)     (243,617)         (10,987)      (239,706)

Minority interest in after-tax earnings                         19            12               43             20
                                                         ---------     ---------        ---------      ---------

    Net income                                           $  36,682     $ 263,671        $  51,436      $ 276,851
                                                         =========     =========        =========      =========

          See accompanying notes to consolidated financial statements.







                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                     Six months ended June 30, 2003 and 2004

                                 (In thousands)



                                                                          2003             2004
                                                                          ----             ----

Net income                                                            $  51,436         $ 276,851

Other comprehensive income (loss), net of tax -
  currency translation adjustment                                         1,264            (3,529)
                                                                      ---------         ---------

          Comprehensive income                                        $  52,700         $ 273,322
                                                                      =========         =========

          See accompanying notes to consolidated financial statements.










                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                         Six months ended June 30, 2004

                                 (In thousands)

                                                                                      Accumulated other
                                                                                     comprehensive loss
                                                 Additional                        -----------------------             Total
                                    Common        paid-in         Retained        Currency          Pension       stockholder's
                                    stock         capital          deficit       translation      liabilities         equity
                                   -------      -----------      ----------     -------------     -----------     --------------

 Balance at December 31, 2003      $  297       $1,944,185      $(1,665,098)      $(133,425)        $(34,397)        $111,562

 Net income                             -                -          276,851               -             -             276,851

 Dividends                              -                -          (60,000)              -             -             (60,000)

 Other comprehensive loss            -                -                -             (3,529)            -              (3,529)
                                   ------       ----------      -----------       ---------         --------         --------

 Balance at June 30, 2004          $  297       $1,944,185      $(1,448,247)      $(136,954)        $(34,397)        $324,884
                                   ======       ==========      ===========       =========         ========         ========



          See accompanying notes to consolidated financial statements.




                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 2003 and 2004

                                 (In thousands)


                                                                          2003             2004
                                                                          ----             ----
 Cash flows from operating activities:
   Net income                                                           $ 51,436        $276,851
   Depreciation and amortization                                          16,526          18,713
   Noncash interest expense                                                  948           1,058
   Deferred income taxes                                                   6,826        (245,780)
   Minority interest                                                          43              20
   Net loss from disposition of property and equipment                        44               2
   Pension cost, net                                                      (1,954)          1,236
   Other, net                                                                  -             248
   Change in assets and liabilities:
     Accounts and other receivables                                      (18,136)        (30,062)
     Inventories                                                          10,855          11,741
     Prepaid expenses                                                      3,359             997
     Accounts with affiliates                                            (16,746)            308
     Accounts payable and accrued liabilities                              2,598           4,462
     Income taxes                                                        (23,086)         28,476
     Other, net                                                              129          (1,000)
                                                                        --------        --------

       Net cash provided by operating activities                          32,842          67,270
                                                                        --------        --------

 Cash flows from investing activities:
   Capital expenditures                                                  (11,948)         (8,956)
   Change in restricted cash, net                                         (1,005)            273
   Other, net                                                                 47              84
                                                                        --------        --------

       Net cash used in investing activities                             (12,906)         (8,599)
                                                                        --------        --------

 Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                           16,106          99,968
     Principal payments                                                  (11,615)        (99,994)
   Dividends paid                                                        (25,000)        (60,000)
                                                                        --------        --------

       Net cash used in financing activities                             (20,509)        (60,026)
                                                                        --------        --------

 Cash and cash equivalents - net change from:
   Operating, investing and financing activities                            (573)         (1,355)
   Currency translation                                                    1,347             129
 Cash and cash equivalents at beginning of period                         15,023          37,121
                                                                        --------        --------

 Cash and cash equivalents at end of period                             $ 15,797        $ 35,895
                                                                        ========        ========


 Supplemental disclosures - cash paid (received) for:
   Interest, net of amounts capitalized                                 $ 16,321        $ 16,494
   Income taxes, net                                                       5,233         (22,087)


          See accompanying notes to consolidated financial statements.




                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

     Kronos International, Inc. ("KII") is incorporated in the state of Delaware, U.S.A., with its seat of management in Leverkusen, Germany. KII is a wholly-owned subsidiary of Kronos Worldwide, Inc. ("Kronos") (NYSE:KRO). At June 30, 2004, NL Industries, Inc. (NYSE: NL) held 50.5% of the outstanding common stock of Kronos. NL conducts its titanium dioxide pigments ("TiO2") operations through Kronos. KII conducts Kronos' European TiO2 operations. At June 30, 2004, Valhi, Inc. and a wholly-owned subsidiary of Valhi held approximately 83% of NL's outstanding common stock, and Contran Corporation and its subsidiaries held approximately 90% of Valhi's outstanding common stock. At June 30, 2004, Valhi and a wholly-owned subsidiary of Valhi held an additional 43.6% of Kronos' outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Mr. Simmons, the Chairman of the Board of Valhi, Contran, NL, Kronos and the Company may be deemed to control each of such companies.

     The consolidated balance sheet of KII at December 31, 2003 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2004, and the consolidated statements of income, comprehensive income, stockholder's equity and cash flows for the interim periods ended June 30, 2003 and 2004, have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made.

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

     The Company has complied with the consolidation requirements of FASB Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," as amended, as of March 31, 2004. See Note 11.

     The Company has not issued any stock options to purchase KII common stock. However, certain employees of the Company have been granted options by NL to purchase NL common stock. As disclosed in the 2003 Annual Report, the Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Prior to 2003, the Company commenced accounting for its stock options using the variable accounting method of APBO No. 25, which requires the intrinsic value of all unexercised stock options (including stock options with an exercise price at least equal to the market price on the date of grant) to be accrued as an expense, with subsequent increases (decreases) in the Company's market price resulting in recognition of additional compensation expense (income). Aggregate compensation expense related to NL stock options held by employees of the Company was approximately $200,000 and nil in the second quarter and first six months of 2003, respectively, and aggregate compensation expense was approximately nil and $200,000 in the second quarter and first six months of 2004, respectively.

     The following table presents what the Company's consolidated net income would have been in the 2003 and 2004 periods presented if the Company and its subsidiaries and affiliates had each elected to account for their respective stock-based employee compensation related to stock options in accordance with the fair value-based recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for all awards granted subsequent to January 1, 1995.


                                                            Three months ended               Six months ended
                                                                  June 30,                       June 30,
                                                            ------------------             --------------------
                                                            2003          2004             2003            2004
                                                            ----          ----             ----            ----
                                                                     (In millions, except per share amounts)

Net income as reported                                      $36.7         $263.7           $51.4           $276.9

Adjustments,  net of  applicable  income tax effects,  of
    stock-based employee compensation determined under:
      APBO No. 25                                              .2            -                -                .1
      SFAS No. 123                                            (.1)           -                -                -
                                                            -----         ------           -----           ------

Pro forma net income                                        $36.8         $263.7           $51.4           $277.0
                                                            =====         ======           =====           ======




Note 2 - Accounts and other receivables:

                                                                   December 31,          June 30,
                                                                       2003                2004
                                                                   ------------        ------------
                                                                           (In thousands)

 Trade receivables                                                  $106,304             $ 134,658
 Recoverable VAT and other receivables                                 8,715                 7,200
 Allowance for doubtful accounts                                      (2,222)               (2,148)
                                                                    --------             ---------

                                                                    $112,797             $ 139,710
                                                                    ========             =========

Note 3 -       Inventories:

                                                                   December 31,          June 30,
                                                                       2003                2004
                                                                   ------------        ------------
                                                                           (In thousands)

 Raw materials                                                      $ 30,261             $  27,956
 Work in process                                                      15,623                14,524
 Finished products                                                    92,009                81,261
 Supplies                                                             30,238                28,844
                                                                    --------             ---------

                                                                    $168,131             $ 152,585
                                                                    ========             =========

Note 4 -       Accounts payable and accrued liabilities:


                                                                   December 31,          June 30,
                                                                       2003                2004
                                                                   ------------        ------------
                                                                           (In thousands)

 Accounts payable                                                   $ 50,626             $  47,380
 Employee benefits                                                    23,592                22,717
 Other                                                                29,586                37,910
                                                                    --------             ---------

                                                                    $103,804             $ 108,007
                                                                    ========             =========


Note 5 - Long-term debt:

                                                                   December 31,          June 30,
                                                                       2003                2004
                                                                   ------------        ------------
                                                                           (In thousands)

 8.875% Senior Secured Notes                                        $356,136             $ 346,446
 Other                                                                   603                   384
                                                                    --------             ---------

                                                                     356,739               346,830
 Less current maturities                                                 288                   148
                                                                    --------             ---------

                                                                    $356,451             $ 346,682
                                                                    ========             =========

     During the first quarter of 2004, certain of KII's operating subsidiaries borrowed a net euro 26 million ($32 million when borrowed) under the European revolving credit facility at an interest rate of 3.8%. Such amounts were repaid in the second quarter of 2004.

Note 6 - Other noncurrent liabilities:

                                                                   December 31,          June 30,
                                                                       2003                2004
                                                                   ------------        ------------
                                                                           (In thousands)

 Employee benefits                                                  $  4,849             $   4,622
 Insurance                                                             1,222                   636
 Other                                                                 8,027                 7,556
                                                                    --------             ---------

                                                                    $ 14,098             $  12,814
                                                                    ========             =========


Note 7 - Provision (benefit) for income taxes:

                                                                         Six months ended
                                                                              June 30,
                                                                      ----------------------
                                                                      2003              2004
                                                                      ----              ----
                                                                           (In millions)

 Expected tax expense                                              $ 14.2               $ 13.0
 Change in deferred income tax valuation
   allowance, net                                                     (.1)              (254.3)
 Refund of prior year German income taxes                           (24.6)                (3.2)
 Non-U.S. tax rates                                                   (.1)                 (.3)
 Other, net                                                           (.4)                 5.1
                                                                   ------               ------

                                                                   $(11.0)              $239.7
                                                                   ======               ======

     Certain of the Company's tax returns are being examined and tax authorities have or may propose tax deficiencies, including penalties and interest. For example:

o The Company has received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 6 million ($7 million at June 30, 2004). The Company has filed a protest to this assessment and believes that a significant portion of the assessment is without merit. The Belgian tax authorities have filed a lien on the fixed assets of the Company's Belgian TiO2 operations in connection with this assessment. In April 2003, the Company received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, is expected to be approximately euro 13 million ($16 million). The Company believes the proposed assessment is substantially without merit, and the Company has filed a written response.
o The Norwegian tax authorities have notified the Company of their intent to assess tax deficiencies of approximately kroner 12 million ($2 million at June 30, 2004) relating to the years 1998 to 2000. The Company has objected to this proposed assessment.

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

     At December 31, 2003, the Company had a significant amount of net operating loss carryforwards for German corporate and trade tax purposes, all of which have no expiration date. These net operating loss carryforwards were generated by the Company principally during the 1990s when the Company had a significantly higher level of outstanding indebtedness than is currently outstanding. For financial reporting purposes, however, the benefit of such net operating loss carryforwards had not previously been recognized because the Company did not believe they met the "more-likely-than-not" recognition criteria, and accordingly the Company had a deferred income tax asset valuation allowance offsetting the benefit of such net operating loss carryforwards and the Company's other tax attributes in Germany. Prior to the end of 2003, the Company believed there was significant uncertainty regarding its ability to utilize such net operating loss carryforwards under German tax law and, principally because of this uncertainty, the Company had concluded the benefit of the net operating loss carryforwards did not meet the "more-likely-than-not" criteria. By the end of 2003, and primarily as a result of a favorable German court ruling in 2003 and the procedures the Company had completed during 2003 with respect to the filing of certain amended German tax returns (as discussed below), the Company had concluded that the significant uncertainty regarding its ability to utilize such net operating loss carryforwards under German tax law had been eliminated. However, at the end of 2003, the Company believed that it would generate a taxable loss in Germany during 2004. Such expectation was based primarily upon then current levels of prices for TiO2, and the fact that the Company was experiencing a downward trend in its TiO2 selling prices and the Company did not have any indication that the downward trend would improve. Accordingly, the Company continued to conclude at the end of 2003 that the benefit of the German net operating loss carryforwards did not meet the "more-likely-than-not" criteria. The expectation for a taxable loss in Germany continued through the end of the first quarter of 2004. By the end of the second quarter of 2004, however, the Company's TiO2 selling prices had started to increase, and the Company believes its selling prices will continue to increase during the second half of 2004 after the Company and its major competitors announced an additional round of price increases. Consequently, the Company's revised projections now reflect taxable income for Germany in 2004 as well as 2005. Accordingly, based on all available evidence, the Company concluded that the benefit of the net operating loss carryforwards and other German tax attributes now meet the "more-likely-than-not" recognition criteria, and the Company reversed the deferred income tax asset valuation allowance related to Germany. Accordingly, in the first six months of 2004, the Company recognized a $254.3 million income tax benefit related to the reversal of such deferred income tax asset valuation allowance attributable to the Company's income tax attributes in Germany (principally the net operating loss carryforwards). Of such $254.3 million, $8.7 million relates primarily to the utilization of the German net operating loss carryforwards during the first six months of 2004, the benefit of which had previously not met the "more-likely-than-not" recognition criteria, and $245.6 million relates to the German deferred income tax asset valuation allowance attributable to the remaining German net operating loss carryforwards and other tax attributes as of June 30, 2004, the benefit of which the Company has concluded now meet the "more-likely-than-not" recognition criteria. At June 30, 2004, the net operating loss carryforwards for German corporate and trade tax purposes aggregated the equivalent of $594 million and $255 million, respectively, all of which have no expiration date.

     In the first quarter of 2003, the Company was notified by the German Federal Fiscal Court (the "Court") that the Court had ruled in KII's favor concerning a claim for refund suit in which KII sought refunds of prior taxes paid during the periods 1990 through 1997. KII and its German operating subsidiary were required to file amended tax returns with the German tax authorities to receive refunds for such years, and all of such amended returns were filed during 2003. Such amended returns reflected an aggregate net refund of taxes and related interest to the Company's German operating subsidiary of euro 26.9 million ($32.1 million), and the Company recognized the benefit for these net refunds in its 2003 results of operations. During the first six months of 2004, the Company recognized a benefit of euro 2.5 million ($3.1 million) related to additional net interest, which has accrued on the outstanding refund amounts. Assessments and refunds will be processed by year as the respective returns are reviewed by the tax authorities. Certain interest components may also be refunded separately. The German tax authorities have reviewed and accepted the amended return with respect to the 1990 and 1991 tax years. Through June 2004, KII's German operating subsidiary received net refunds of euro 24.5 million ($28.4 million when received). KII believes it will receive the net refunds for the remaining years during 2004. In addition to the refunds for the 1990 to 1997 periods, the court ruling also resulted in a refund of 1999 income taxes and interest for which the Company received euro 21.5 million ($24.6 million) in 2003, and the Company recognized the benefit of this refund in the second quarter of 2003.



 Note 8 - Employee benefit plans:

     The components of net periodic defined benefit pension cost are presented in the table below.

                                                            Three months ended               Six months ended
                                                                  June 30,                       June 30,
                                                            ------------------             --------------------
                                                            2003          2004             2003            2004
                                                            ----          ----             ----            ----
                                                                              (In thousands)

 Minority interest in net earnings:
 Service cost benefits                                     $ 1,016     $ 1,158            $ 1,999        $2,446
 Interest cost on projected benefit obligations              3,094       3,471              6,082         7,010
 Expected return on plan assets                             (3,106)     (3,059)            (6,688)       (6,181)
 Amortization of prior service cost                             64         113                128           229
 Amortization of net transition obligations                    131          91                257           182
 Recognized actuarial losses                                   207         576                416         1,154
                                                           -------     -------            -------       -------

                                                           $ 1,406     $ 2,350            $ 2,194       $ 4,840
                                                           =======     =======            =======       =======

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare 2003 Act") introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Detailed regulations necessary to implement the Medicare 2003 Act have not been issued, including those that would specify the manner in which actuarial equivalency would be determined, the evidence required to demonstrate actuarial equivalence and the documentation requirements necessary to receive the subsidy. Until such definitive regulations are issued, the Company is unable to determine whether the prescription drug benefit offered under its postretirement benefit plans is at least actuarially equivalent to Medicare Part D. Accordingly, the Company's accumulated postretirement benefit obligation and net periodic postretirement benefit cost, as reflected in the accompanying consolidated financial statements, do not reflect any effect of the federal subsidy. When such definitive regulations are issued or at such other time that the Company can determine whether the prescription drug benefit offered under its postretirement benefit plans is at least actuarially equivalent to Medicare Part D, the Company would account for the effect of the federal subsidy, if any, prospectively from that date, as permitted by and in accordance with FASB Staff Position No. 106-2.

Note 9 - Accounts with affiliates:

                                                                   December 31,          June 30,
                                                                       2003                2004
                                                                   ------------        ------------
                                                                           (In thousands)

 Current receivables from affiliates:
   Kronos Canada, Inc.                                              $ 1,847             $ 1,978
   Kronos (US), Inc.                                                     30                  34
   Other                                                                  7                 -
                                                                    -------             -------

                                                                    $ 1,884             $ 2,012
                                                                    =======             =======

 Current payables to affiliates - KUS                               $ 8,697             $ 8,840
                                                                    =======             =======

Note 10 - Commitments and contingencies:

     The Company is involved in various environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to its present and former businesses. In certain cases, the Company has insurance coverage for such items. The Company currently believes the disposition of all of these claims and disputes individually or in the aggregate, should not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

Note 11 - Accounting principle newly adopted in 2004:

     The Company complied with the consolidation requirements of FIN No. 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," as amended, as of March 31, 2004. The Company does not have any involvement with any variable interest entity (as that term is defined in FIN No. 46R) covered by the scope of FIN No. 46R which had not already been consolidated under prior applicable GAAP, and therefore the impact to the Company of adopting the consolidation requirements of FIN No. 46R was not material.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS:

Executive summary

     Relative changes in the Company's TiO2 sales and income from operations during the second quarter and first six months of 2003 and 2004 are primarily due to (i) relative changes in average TiO2 selling prices, (ii) relative changes in TiO2 sales volumes and (iii) relative changes in foreign currency exchange rates. Selling prices were generally increasing during the first quarter of 2003, were generally flat during the second quarter of 2003, were generally decreasing during the third and fourth quarters of 2003 and the first quarter of 2004 and were generally flat during the second quarter of 2004.

     The Company reported net income of $263.7 million in the second quarter of 2004 compared to net income of $36.7 million in the second quarter of 2003. For the first six months of 2004, the Company reported net income of $276.9 million compared to net income of $51.4 million in the first six months of 2003. The increase in the Company's reported net income from the first quarter and first six months of 2003 to the same periods in 2004 is due primarily to the net effects of (i) significantly higher tax benefit generated from the reversal of the Company's German deferred income tax asset valuation allowance, (ii) lower gross margins, (iii) higher selling, general and administrative expense and (iv) higher currency transaction gains. Overall, the Company believes its net income in 2004 will be higher than in 2003 as the impact of the reversal of the Company's deferred income tax asset valuation allowance is expected to more than offset the effect of expected lower gross margins.

Forward-looking information

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission ("SEC") including, but not limited to, the following:

o    Future supply and demand for the Company's products,
o    The cyclicality of the Company's businesses,
o Customer inventory levels (such as the extent to which the Company's customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases),
o    Changes in raw material and other operating costs (such as energy costs),
o    The possibility of labor disruptions,
o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2),
o    Competitive products and substitute products,
o    Customer and competitor strategies,
o    The impact of pricing and production decisions,
o    Competitive technology positions,
o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro and the Norwegian kroner),
o    Operating  interruptions  (including,  but not limited to, labor  disputes,
     leaks,   fires,   explosions,   unscheduled   or  unplanned   downtime  and
     transportation interruptions),
o    The ability of the Company to renew or refinance credit facilities,
o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
o The ultimate ability to utilize income tax attributes, the benefit of which has been recognized under the "more-likely-than-not" recognition criteria,
o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
o    Government laws and regulations and possible changes therein,
o    The ultimate resolution of pending litigation and
o    Possible future litigation.

     Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecast or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.



Net sales and income from operations

                                                     Three months ended                     Six months ended
                                                          June 30,                              June 30,
                                             ----------------------------------   ------------------------------------
                                               2003        2004      % Change       2003         2004       % Change
                                               ----        ----      --------       ----         ----       --------
                                                          (In millions, except percentages and volumes)

    Net sales                                 $182.9      $208.1         +14%      $361.1       $400.3           +11%
    Cost of sales                              134.2       156.3         +16%       265.0        298.9           +13%
                                              ------      ------                   ------       ------

    Gross margin                                48.7        51.8          +6%        96.1        101.4            +6%

    Selling, general and administrative        (21.7)      (25.3)                   (42.2)       (50.7)
        expense
    Currency transaction gains (losses),
        net                                     (1.1)         .1                     (1.0)          .5
    Royalty income                               1.6         1.7                      3.4          3.0
                                              ------      ------                   ------       ------

    Income from operations                    $ 27.5      $ 28.3          +3%      $ 56.3       $ 54.2            -4%
                                              ======      ======                   ======       ======
    TiO2 data:

      Percent change in average selling
          prices:
          Using actual foreign currency
             exchange rates                                               -1%                                     +3%
          Impact of changes in foreign
             currency exchange rates                                      -5%                                     -8%
                                                                         ----                                    ----

          In billing currencies                                           -6%                                     -5%
                                                                         ====                                    ====

      Sales volumes*                            79          90                      158          171
      Production volumes*                       80          83                      158          162


________________________________

 * Thousands of metric tons

     The Company's sales increased $25.2 million (14%) in the second quarter of 2004 compared to the second quarter of 2003 and increased $39.2 million (11%) in the first six months of 2004 compared to the same period in 2003, as the favorable effect of fluctuations in foreign currency exchange rates, which increased sales by approximately $13 million and $33 million, respectively, (as more fully discussed below) and increased sales volumes, more than offset the impact of lower average TiO2 selling prices. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, the Company's average TiO2 selling prices in billing currencies in the second quarter and first six months of 2004 were 6% and 5% lower, respectively, than the comparable periods in 2003. When translated from billing currencies into U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, the Company's average TiO2 selling prices in the second quarter of 2004 were 1% lower compared to the second quarter of 2003 and 3% higher for the first six months of 2004 compared to the first six months of 2003. The Company's TiO2 sales volumes in the second quarter and first six months of 2004 increased 14% and 8%, respectively, compared to the same periods of 2003, primarily due to higher volumes in European markets. The Company's TiO2 sales volumes in the first six months of 2004 were a new record for the Company.

     The Company's sales are denominated in various currencies, including the U.S. dollar, the euro and other major European currencies. The disclosure of the percentage change in the Company's average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with accounting principles generally accepted in the United States ("GAAP measure"). The Company discloses percentage changes in its average TiO2 prices in billing currencies because the Company believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 1% decrease and 3% increase in the Company's average TiO2 selling prices during the second quarter and first six months of 2004, as compared to the same periods in 2003 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure) and the 6% decrease and 5% decrease in the Company's average TiO2 selling price in billing currencies (the non-GAAP measure) during the second quarter and first six months of 2004, is due to the effect of changes in foreign currency exchange rates. The above table presents (i) the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in the Company's average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     The Company's cost of sales increased $22.1 million (16%) in the second quarter of 2004 compared to the second quarter of 2003, and increased $33.9 million (13%) in the year-to-date period largely due to the increased sales volumes and the effects of translating foreign currencies (primarily the euro) into U.S. dollars. As a result of the lower average TiO2 selling prices in billing currencies, the Company's cost of sales, as a percentage of net sales increased from 73% in each of the second quarter and first six months of 2003 to 75% in each of the second quarter and first six months of 2004. The Company's TiO2 production volumes in the second quarter of 2004 increased 4% compared to the second quarter of 2003, and increased 3% in the first six months of 2004, with operating rates near full capacity in those periods. The Company's TiO2 production volumes in the first six months of 2004 were also a new Company record.

     The Company's gross margins for the second quarter of 2004 increased $3.1 million (6%) from the second quarter of 2003 and increased $5.3 million (6%) from the first six months of 2003 as compared to the first six months of 2004. Such increase was due to increased sales volumes and the favorable effect on gross margin resulting from relative changes in foreign currency exchange rates offset by the unfavorable effect of lower average TiO2 selling prices.

     Reflecting the impact of partial implementation of prior price increase announcements, the Company's average TiO2 selling prices in the second quarter of 2004 were generally flat as compared to the first quarter of 2004. The Company has also recently announced additional price increases of euro 120 per metric ton in Europe, which is targeted to be implemented later in 2004. The extent to which such price increase announcements will be realized will depend on, among other things, economic factors.

     Selling, general and administrative expenses increased $3.6 million (17%) and $8.5 million (20%), respectively, in the second quarter and first six months of 2004 as compared to the corresponding periods in 2003. These increases are largely attributable to the higher sales volumes as well as the impact of translating foreign currencies (primarily the euro) into U.S. dollars.

     The Company's operations and assets are located outside the United States (particularly in Germany, Belgium and Norway). A significant amount of the Company's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, primarily the euro and other major European currencies. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of the Company's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales in the second quarter of 2004 by approximately $13 million compared to the same period in 2003 and increased TiO2 sales in the first six months of 2004 by approximately $33 million compared to the same period in 2003. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted the Company's foreign currency-denominated operating expenses. The Company's operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in the second quarter and first six months of 2004 compared to the second quarter and first six months of 2003. Overall, currency exchange rate fluctuations resulted in net increases in the Company's income from operations of approximately $5 million and $9 million in the second quarter and first six months of 2004, respectively, as compared to the same periods in 2003.

Outlook

     The Company expects its TiO2 sales and production volumes in calendar 2004 will be higher for the full year 2004 as compared to 2003. The Company expects its average TiO2 selling prices, in billing currencies, will be lower in calendar 2004 as compared to 2003 and expects its gross margin in 2004 to be lower than 2003. The Company's expectations as to the future prospects of the Company and the TiO2 industry are based upon a number of factors beyond its control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from the Company's expectations, the Company's results of operations could be unfavorably affected.









Other income (expense)

                                                     Three months ended                      Six months ended
                                                          June 30,                               June 30,
                                             ----------------------------------     -----------------------------------
                                               2003        2004     Difference       2003         2004      Difference
                                               ----        ----     ----------       ----         ----      ----------
                                                                           (In millions)

Interest expense to affiliates                $  -        $  -        $   -          $  (.1)     $   -        $   .1
Trade interest income                            .2          .2           -              .3          .4           .1
Interest expense                               (8.2)       (8.4)         (.2)         (16.1)      (17.5)        (1.4)
                                              -----       -----       ------         ------      ------       ------

                                              $(8.0)      $(8.2)      $  (.2)        $(15.9)     $(17.1)      $ (1.2)
                                              =====       =====       ======         ======      ======       ======


     The Company has a significant amount of outstanding indebtedness denominated in the euro, including its euro 285 million Senior Secured Notes. Accordingly, the reported amount of interest expense will vary depending on relative changes in foreign currency exchange rates. Interest expense in the second quarter and first six months of 2004 was $8.4 million and $17.5 million, respectively, an increase of $200,000 and $1.4 million, respectively, from the second quarter and first six months of 2003. The increase was due primarily to relative changes in foreign currency exchange rates, which increased the U.S. dollar equivalent of interest expense on the Company's Senior Secured Notes by approximately $600,000 in the second quarter of 2004 and $1.7 million in the first six months of 2004 as compared to the second quarter and first six months of 2003. Assuming no significant change in interest rates or foreign currency exchange rates, interest expense for the full-year 2004 is expected to be slightly higher than amounts for the same periods in 2003.

Provision for income taxes

     The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 7 to the Consolidated Financial Statements.

     At June 30, 2004, the Company had the equivalent of $594 million and $255 million, respectively, of net operating loss carryforwards for German corporate and trade tax purposes, all of which have no expiration date. As more fully described in Note 7 to the Consolidated Financial Statements, the Company had previously provided a deferred income tax asset valuation allowance against substantially all of these tax loss carryforwards and other deductible temporary differences in Germany because the Company did not believe they met the "more-likely-than-not" recognition criteria. During the first six months of 2004, the Company reduced its deferred income tax asset valuation allowance by approximately $8.7 million, primarily as a result of utilization of these German net operating loss carryforwards, the benefit of which had not previously been recognized. At June 30, 2004, after considering all available evidence, the Company concluded that these German tax loss carryforwards and other deductible temporary differences now meet the "more-likely-than-not" recognition criteria. Accordingly, as of June 30, 2004, the Company reversed the remaining $245.6 million valuation allowance related to such items. Because the benefit of such net operating loss carryforwards and other deductible temporary differences in Germany has now been recognized, the Company's future effective income tax rate will be higher than what it would have otherwise been, although its future cash income tax rate would not be affected.

     In January 2004, the German federal government enacted new tax law amendments that limit the annual utilization of income tax loss carryforwards effective January 1, 2004 to 60% of taxable income after the first euro 1 million of taxable income. The new law will have a significant effect on the Company's cash tax payments in Germany going forward, the extent of which will be dependent on the level of income earned in Germany.

Recently adopted accounting principle

     See Note 11 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

Consolidated cash flows

     The Company's consolidated cash flows from operating, investing and financing activities for the six months ended June 30, 2003 and 2004 are presented below:

                                                                         Six months ended
                                                                              June 30,
                                                                      ----------------------
                                                                      2003              2004
                                                                      ----              ----
                                                                           (In millions)

 Net cash provided (used) by:
   Operating activities                                            $ 32.8               $ 67.2
   Investing activities                                             (12.9)                (8.6)
   Financing activities                                             (20.5)               (60.0)
                                                                   ------               ------

     Net cash used by operating, investing
       and financing activities                                    $  (.6)              $ (1.4)
                                                                   ======               ======

Operating activities

     The TiO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of the Company. Cash flow from operations is considered the primary source of liquidity for the Company. Changes in TiO2 pricing, production volume and customer demand, among other things, could significantly affect the liquidity of the Company. Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in the Company's earnings. However, certain items included in the determination of net income are non-cash, and therefore such items have no impact on cash flows from operating activities. Non-cash items included in the determination of net income include depreciation and amortization expense, deferred income taxes and non-cash interest expense. Non-cash interest expense consists of amortization of deferred financing costs.

     Certain other items included in the determination of net income may have an impact on cash flows from operating activities, but the impact of such items on cash flows from operating activities will differ from their impact on net income. For example, the amount of periodic defined benefit pension plan expense depends upon a number of factors, including certain actuarial assumptions, and changes in such actuarial assumptions will result in a change in the reported expense. The amount of such periodic expense generally differs from the outflows of cash required to be currently paid for such benefits.

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

     Cash flows for operating activities increased from $32.8 million provided in the first six months of 2003 to $67.2 million of cash provided by operating activities in the first six months of 2004. This $34.4 million increase was due primarily to the net effects of (i) higher net income of $225.4 million, (ii) higher depreciation expense of $2.2 million, (iii) lower deferred income taxes of $252.6 million, (iv) a lower amount of net cash used in relative changes in the Company's inventories, receivables, payables and accruals and accounts with affiliates of $7.9 million in the first quarter of 2004 as compared to the first quarter of 2003 and (v) lower cash paid for income taxes of $27.3 million. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivables. Relative changes in inventories and accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volumes and sales volumes.

Investing and financing activities

     The Company's capital expenditures were $11.9 million and $9.0 million in the first six months of 2003 and 2004, respectively.

     In the first quarter of 2004 the Company's operating subsidiaries in Germany, Belgium and Norway borrowed a net euro 26 million ($32 million when borrowed) under the European revolving credit facility at an interest rate of 3.8%. Such amounts were repaid in the second quarter of 2004.

     In the first six months of 2004, the Company paid a cash dividend of $60 million to Kronos.

     Cash, cash equivalents, restricted cash and restricted marketable debt securities and borrowing availability

     At June 30, 2004, the Company and its subsidiaries had (i) current cash and cash equivalents aggregating $35.9 million, (ii) current restricted cash equivalents of $1.0 million and (iii) noncurrent restricted marketable debt securities of $2.5 million. At June 30, 2004, certain of the Company's subsidiaries had approximately $97.2 million available for borrowing (including approximately $94.8 million under its revolving credit facility). At June 30, 2004, the Company had approximately $220 million available for payment of dividends and other restricted payments as defined in the Senior Secured Notes indenture.

     Provisions contained in certain of the Company's credit agreements could result in the acceleration of the applicable indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Other than operating leases discussed in the 2003 Annual Report, neither the Company nor any of its subsidiaries or affiliates are party to any off-balance sheet financing arrangements.

     Pricing within the TiO2 industry is cyclical, and changes in industry economic conditions significantly impact the Company's earnings and operating cash flows. Cash flows from operations is considered the primary source of liquidity for the Company. Changes in TiO2 pricing, production volumes and customer demand, among other things, could significantly affect the liquidity of the Company.

Litigation matters

     See Note 10 to the Consolidated Financial Statements and Part II, Item 1, "Legal Proceedings."

Income tax contingencies

     See Note 7 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of the Company's income tax returns in various non-U.S. jurisdictions.

Other matters

     The Company periodically evaluates its liquidity requirements, alternative uses of capital, its dividend policy, capital needs and availability of resources in view of, among other things, its dividend policy, debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, the Company has in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, issue additional securities, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, the Company may review opportunities for acquisitions, divestitures, joint ventures or other business combinations in the chemicals industry or other industries, as well as the acquisition of interests in related entities. In the event of any such transaction, the Company may consider using its available cash, issuing its equity securities or increasing its indebtedness to the extent permitted by the agreements governing the Company's existing debt.

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

ITEM 4.  CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President, Finance and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of June 30, 2004. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

     There has been no change to the Company's system of internal controls over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.




                           Part II. OTHER INFORMATION

Item 1.   Legal Proceedings.

     Reference is made to the 2003 Annual Report, Note 10 to the Consolidated Financial Statements and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 for descriptions of certain legal proceedings.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          The Company has retained a signed original of any exhibit listed below that contains signatures, and the Company will provide any such exhibit to the SEC or its staff upon request. Such requests should be directed to the attention of the Company's corporate secretary at the Company's corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.

          31.1 - Certification

          31.2 - Certification

          32.1 - Certification

     (b)  Reports on Form 8-K

          Reports on Form 8-K for the quarter ended June 30, 2004.

          None.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            KRONOS INTERNATIONAL, INC.
                                        -----------------------------------
                                                   (Registrant)



Date   August 5, 2004                   By /s/ Gregory M. Swalwell
     -----------------                     --------------------------------
                                            Gregory M. Swalwell
                                            Vice President, Finance and Chief
                                              Financial Officer
                                            (Principal Financial Officer)



Date   August 5, 2004                   By /s/ James W. Brown
     -----------------                     --------------------------------
                                           James W. Brown
                                           Vice President and Controller
                                           (Principal Accounting Officer)