Form 10-Q
period 2004-09-30
KRONOS INTERNATIONAL INC
filed 2004-11-08
CIK 1176236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended September 30, 2004      Commission file number 333-100047



                           KRONOS INTERNATIONAL, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



           Delaware                                             22-2949593
-------------------------------                           ---------------------
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


Number of shares of the Registrant's common stock outstanding on October 29, 2004: 2,968.

The Registrant is a wholly owned subsidiary of Kronos Worldwide, Inc. (File No. 1-31763) and meets the conditions set forth in General Instructions H(1)(a) and H(1)(b) of Form 10-Q for reduced disclosure format.


                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX




                                                                          Page
                                                                         number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements

                 Consolidated Balance Sheets -
                  December 31, 2003 and September 30, 2004                    3

                 Consolidated Statements of Income -
                  Three months and nine months ended
                  September 30, 2003 and 2004                                 5

                 Consolidated Statements of Comprehensive Income -
                  Nine months ended September 30, 2003 and 2004               6

                 Consolidated Statement of Stockholder's Equity -
                  Nine months ended September 30, 2004                        7

                 Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 2003 and 2004               8

                 Notes to Consolidated Financial Statements                   9

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        16

  Item 4.        Controls and Procedures                                     25

Part II.         OTHER INFORMATION

  Item 1.        Legal Proceedings                                           26

  Item 6.        Exhibits and Reports on Form 8-K                            26



                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


               ASSETS                                             December 31,       September 30,
                                                                      2003               2004
                                                                  ------------       -------------

 Current assets:
   Cash and cash equivalents                                      $   37,121          $   76,300
   Restricted cash and cash equivalents                                1,313                 916
   Accounts and other receivables                                    112,797             135,233
   Refundable income taxes                                            35,150               1,244
   Receivables from affiliates                                         1,884               2,560
   Inventories                                                       168,131             144,824
   Prepaid expenses                                                    3,349               2,514
   Deferred income taxes                                                 943               1,526
                                                                  ----------          ----------

       Total current assets                                          360,688             365,117
                                                                  ----------          ----------

 Other assets:
   Restricted marketable debt securities                               2,586               2,556
   Deferred financing costs, net                                       9,761               8,029
   Unrecognized net pension obligation                                 7,812               7,703
   Deferred income taxes                                                   -             180,036
   Other                                                               1,266               1,074
                                                                  ----------          ----------

       Total other assets                                             21,425             199,398
                                                                  ----------          ----------

 Property and equipment:
   Land                                                               31,106              30,697
   Buildings                                                         139,665             137,605
   Equipment                                                         644,733             642,803
   Mining properties                                                  63,701              62,764
   Construction in progress                                            7,565              15,509
                                                                  ----------          ----------
                                                                     886,770             889,378
   Less accumulated depreciation and amortization                    518,383             536,589
                                                                  ----------          ----------

       Net property and equipment                                    368,387             352,789
                                                                  ----------          ----------

                                                                  $  750,500          $  917,304
                                                                  ==========          ==========







                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


    LIABILITIES AND STOCKHOLDER'S EQUITY                          December 31,       September 30,
                                                                      2003               2004
                                                                  ------------       -------------

 Current liabilities:
   Current maturities of long-term debt                           $      288          $      148
   Accounts payable and accrued liabilities                          103,804             123,089
   Payable to affiliate                                                8,697               4,091
   Income taxes                                                       12,007              12,161
   Deferred income taxes                                               3,436                -
                                                                  ----------          ----------

       Total current liabilities                                     128,232             139,489
                                                                  ----------          ----------

 Noncurrent liabilities:
   Long-term debt                                                    356,451             350,380
   Accrued pension costs                                              53,010              52,142
   Deferred income taxes                                              86,622              24,334
   Other                                                              14,098              13,086
                                                                  ----------          ----------

       Total noncurrent liabilities                                  510,181             439,942
                                                                  ----------          ----------

 Minority interest                                                       525                 528
                                                                  ----------          ----------

 Stockholder's equity:
   Common stock                                                          297                 297
   Additional paid-in capital                                      1,944,185           1,944,185
   Retained deficit                                               (1,665,098)         (1,439,106)
   Accumulated other comprehensive loss:
     Currency translation                                           (133,425)           (133,634)
     Pension liabilities                                             (34,397)            (34,397)
                                                                  ----------          ----------

       Total stockholder's equity                                    111,562             337,345
                                                                  ----------          ----------

                                                                  $  750,500          $  917,304
                                                                  ==========          ==========

Commitments and contingencies (Notes 7 and 10)






          See accompanying notes to consolidated financial statements.




                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (In thousands)

                                                          Three months ended               Nine months ended
                                                             September 30,                    September 30,
                                                         --------------------            ---------------------
                                                           2003         2004               2003          2004
                                                           ----         ----               ----          ----

Net sales                                               $ 173,441    $ 203,448         $ 534,516      $ 603,723
Cost of sales                                             124,183      156,135           389,153        455,058
                                                        ---------    ---------         ---------      ---------

    Gross margin                                           49,258       47,313           145,363        148,665

Selling, general and administrative expense                20,811       25,052            63,018         75,779
Other operating income (expense):
  Currency transaction gains (losses), net                   (439)        (399)           (1,449)           111
  Disposition of property and equipment                      (227)          (7)             (271)            (9)
  Royalty income                                            1,411        1,543             4,786          4,560
  Other income                                                116          140               227            227
                                                        ---------    ---------         ---------      ---------

    Income from operations                                 29,308       23,538            85,638         77,775

Other income (expense):
  Trade interest income                                       165          272               503            672
  Interest income from affiliates                               -            -                30              7
  Interest expense to affiliates                               (5)          (5)              (75)            (5)
  Interest expense                                         (8,213)      (8,542)          (24,349)       (26,021)
                                                        ---------    ---------         ---------      ---------

    Income before income taxes and minority interest       21,255       15,263            61,747         52,428

 Income tax expense (benefit)                               7,059        6,104            (3,928)      (233,602)

Minority interest in after-tax earnings                        18           18                61             38
                                                        ---------    ---------         ---------      ---------

    Net income                                          $  14,178    $   9,141         $  65,614      $ 285,992
                                                        =========    =========         =========      =========


          See accompanying notes to consolidated financial statements.




                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Nine months ended September 30, 2003 and 2004

                                 (In thousands)



                                                              2003           2004
                                                              ----           ----

Net income                                                 $  65,614      $ 285,992

Other comprehensive income (loss),
  net of tax - currency translation  adjustment                2,966           (209)
                                                           ---------      ---------

          Comprehensive income                             $  68,580      $ 285,783
                                                           =========      =========


          See accompanying notes to consolidated financial statements.








                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                      Nine months ended September 30, 2004

                                 (In thousands)


                                                                                    Accumulated other
                                                                                   comprehensive loss
                                                  Additional                   ---------------------------       Total
                                     Common        paid-in       Retained        Currency       Pension      stockholders'
                                     stock         capital        deficit      translation    liabilities        equity
                                    --------     ------------   -----------    ------------   ------------   -------------

 Balance at December 31, 2003        $  297       $1,944,185    $(1,665,098)    $(133,425)     $(34,397)       $111,562

 Net income                               -             -           285,992          -             -            285,992

 Dividends                                -             -           (60,000)         -             -            (60,000)

 Other comprehensive loss              -                -              -             (209)         -               (209)
                                     ------       ----------    -----------     ---------      --------        --------

 Balance at September 30, 2004       $  297       $1,944,185    $(1,439,106)    $(133,634)     $(34,397)       $337,345
                                     ======       ==========    ===========     =========      ========        ========


          See accompanying notes to consolidated financial statements.





                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 2003 and 2004

                                 (In thousands)


                                                                    2003           2004
                                                                    ----           ----

 Cash flows from operating activities:
   Net income                                                     $ 65,614       $285,992
   Depreciation and amortization                                    24,884         27,936
   Noncash interest expense                                          1,438          1,605
   Deferred income taxes                                            10,948       (244,919)
   Minority interest                                                    61             38
   Net loss from disposition of property and equipment                 271              9
   Pension cost, net                                                (2,651)         2,040
   Other, net                                                            -            641
   Change in assets and liabilities:
     Accounts and other receivables                                (14,165)       (24,451)
     Inventories                                                    10,051         20,784
     Prepaid expenses                                                 (402)         1,197
     Accounts with affiliates                                      (19,248)        (5,584)
     Accounts payable and accrued liabilities                       (1,731)        18,268
     Income taxes                                                    3,047         33,861
     Other, net                                                       (839)          (799)
                                                                  --------       --------

       Net cash provided by operating activities                    77,278        116,618

 Cash flows from investing activities:
   Capital expenditures                                            (21,111)       (18,164)
   Change in restricted cash, net                                     (911)           409
   Other, net                                                           81             83
                                                                  --------       --------

       Net cash used in investing activities                       (21,941)       (17,672)
                                                                  --------       --------

 Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                     16,106         99,968
     Principal payments                                            (45,868)      (100,030)
   Distribution to minority interest                                   (14)             -
   Dividends paid                                                  (25,000)       (60,000)
                                                                  --------       --------

       Net cash used in financing activities                       (54,776)       (60,062)
                                                                  --------       --------

 Cash and cash equivalents - net change from:
   Operating, investing and financing activities                       561         38,884
   Currency translation                                              1,204            295
 Cash and cash equivalents at beginning of period                   15,023         37,121
                                                                  --------       --------

 Cash and cash equivalents at end of period                       $ 16,788       $ 76,300
                                                                  ========       ========


 Supplemental disclosures - cash paid (received) for:
   Interest, net of amounts capitalized                           $ 16,321       $ 16,583
   Income taxes, net                                               (17,904)       (22,233)


          See accompanying notes to consolidated financial statements.




                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

     Kronos International, Inc. ("KII") is incorporated in the state of Delaware, U.S.A., with its seat of management in Leverkusen, Germany. KII is a wholly-owned subsidiary of Kronos Worldwide, Inc. ("Kronos") (NYSE:KRO). At September 30, 2004, (i) NL Industries, Inc. (NYSE:NL) held approximately 49% of Kronos outstanding common stock, (ii) Valhi, Inc. (NYSE:VHI) and a wholly-owned subsidiary of Valhi held approximately 83% of NL's outstanding common stock,
(iii) Valhi and such wholly-owned subsidiary of Valhi held an additional 45% of Kronos' outstanding common stock and (iv) Contran Corporation and its subsidiaries held approximately 90% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Mr. Simmons, the Chairman of the Board of Valhi, Contran, NL, Kronos and the Company may be deemed to control each of such companies.

     The consolidated balance sheet of KII at December 31, 2003 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2004, and the consolidated statements of income, comprehensive income, stockholder's equity and cash flows for the interim periods ended September 30, 2003 and 2004, have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made.

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

     The Company has not issued any stock options to purchase KII common stock. However, certain employees of the Company have been granted options by NL to purchase NL common stock. As disclosed in the 2003 Annual Report, the Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Prior to 2003, the Company commenced accounting for its stock options using the variable accounting method of APBO No. 25, which requires the intrinsic value of all unexercised stock options (including stock options with an exercise price at least equal to the market price on the date of grant) to be accrued as an expense, with subsequent increases (decreases) in the Company's market price resulting in recognition of additional compensation expense (income). Aggregate compensation income related to NL stock options held by employees of the Company was not significant during the interim periods of 2003 and was approximately $400,000 and $600,000 in the third quarter and first nine months of 2004, respectively.

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


                                                          Three months ended               Nine months ended
                                                             September 30,                    September 30,
                                                         --------------------            ---------------------
                                                           2003         2004               2003          2004
                                                           ----         ----               ----          ----
                                                                                (In millions)

Net income as reported                                     $14.2        $ 9.1             $65.6          $286.0

Adjustments,  net of  applicable  income
  tax effects,  of stock-based employee
  compensation determined under:
      APBO No. 25                                            (.1)          .3               (.1)             .4
      SFAS No. 123                                           -             -                (.1)             -
                                                           -----        -----             -----          ------

Pro forma net income                                       $14.1        $ 9.4             $65.4          $286.4
                                                           =====        =====             =====          ======


Note 2 - Accounts and other receivables:

                                                                  December 31,       September 30,
                                                                      2003               2004
                                                                  ------------       -------------
                                                                           (In thousands)

 Trade receivables                                                $  106,304          $  128,432
 Recoverable VAT and other receivables                                 8,715               8,941
 Allowance for doubtful accounts                                      (2,222)             (2,140)
                                                                  ----------          ----------

                                                                  $  112,797          $  135,233
                                                                  ==========          ==========

Note 3 -       Inventories:

                                                                  December 31,       September 30,
                                                                      2003               2004
                                                                  ------------       -------------
                                                                           (In thousands)

 Raw materials                                                    $   30,261          $   25,252
 Work in process                                                      15,623              12,664
 Finished products                                                    92,009              77,617
 Supplies                                                             30,238              29,291
                                                                  ----------          ----------

                                                                  $  168,131          $  144,824
                                                                  ==========          ==========


Note 4 -       Accounts payable and accrued liabilities:


                                                                  December 31,       September 30,
                                                                      2003               2004
                                                                  ------------       -------------
                                                                           (In thousands)

 Accounts payable                                                 $   50,626          $   47,610
 Employee benefits                                                    23,592              26,462
 Other                                                                29,586              49,017
                                                                  ----------          ----------

                                                                  $  103,804          $  123,089
                                                                  ==========          ==========


Note 5 - Long-term debt:

                                                                  December 31,       September 30,
                                                                      2003               2004
                                                                  ------------       -------------
                                                                           (In thousands)

 8.875% Senior Secured Notes                                      $  356,136          $  350,180
 Other                                                                   603                 348
                                                                  ----------          ----------

                                                                     356,739             350,528
 Less current maturities                                                 288                 148
                                                                  ----------          ----------

                                                                  $  356,451          $  350,380
                                                                  ==========          ==========

     During the first quarter of 2004, certain of KII's operating subsidiaries borrowed a net Euro 26 million ($32 million when borrowed) under the European revolving credit facility at an interest rate of 3.8%. Such amounts were repaid in the second quarter of 2004. In October 2004, one of KII's operating subsidiaries borrowed Euro 10 million ($12 million when borrowed) under the European revolving credit facility at an interest rate of 3.83%.

Note 6 - Other noncurrent liabilities:

                                                                  December 31,       September 30,
                                                                      2003               2004
                                                                  ------------       -------------
                                                                           (In thousands)

 Employee benefits                                                $    4,849          $    4,611
 Insurance                                                             1,222                 966
 Other                                                                 8,027               7,509
                                                                  ----------          ----------

                                                                  $   14,098          $   13,086
                                                                  ==========          ==========






Note 7 - Provision (benefit) for income taxes:

                                                                        Nine months ended
                                                                          September 30,
                                                                     -----------------------
                                                                      2003              2004
                                                                      ----              ----
                                                                           (In millions)

 Expected tax expense                                                $ 21.6           $  18.3
 Change in deferred income tax valuation
   allowance, net                                                       (.7)           (254.3)
 Refund of prior year German income taxes                             (24.6)             (3.3)
 Non-U.S. tax rates                                                      .2                .1
 Nondeductible expenses                                                 1.8               2.1
 Other, net                                                            (2.2)              3.5
                                                                     ------           -------

                                                                     $ (3.9)          $(233.6)
                                                                     ======           =======

     Certain of the Company's tax returns are being examined and tax authorities have or may propose tax deficiencies, including penalties and interest. For example:

o The Company has received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately Euro 6 million ($7 million at September 30, 2004). The Company has filed a protest to this assessment and believes that a significant portion of the assessment is without merit. The Belgian tax authorities have filed a lien on the fixed assets of the Company's Belgian TiO2 operations in connection with this assessment. In April 2003, the Company received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, is expected to be approximately Euro 13 million ($16 million). The Company believes the proposed assessment is substantially without merit, and the Company has filed a written response.
o The Norwegian tax authorities have notified the Company of their intent to assess tax deficiencies of approximately kroner 12 million ($2 million at September 30, 2004) relating to the years 1998 to 2000. The Company has objected to this proposed assessment.

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

     At December 31, 2003, the Company had a significant amount of net operating loss carryforwards for German corporate and trade tax purposes, all of which have no expiration date. These net operating loss carryforwards were generated by the Company principally during the 1990s when the Company had a significantly higher level of outstanding indebtedness than is currently outstanding. For financial reporting purposes, however, the benefit of such net operating loss carryforwards had not previously been recognized because the Company did not believe they met the "more-likely-than-not" recognition criteria, and accordingly the Company had a deferred income tax asset valuation allowance offsetting the benefit of such net operating loss carryforwards and the Company's other tax attributes in Germany. The Company had generated taxable income in Germany for both German corporate and trade tax purposes since 2000, and starting with the quarter ended December 31, 2002 and for each quarter thereafter, the Company had cumulative taxable income in Germany for the most recent twelve quarters. However, offsetting this positive evidence was the fact that prior to the end of 2003, the Company believed there was significant uncertainty regarding its ability to utilize such net operating loss carryforwards under German tax law and, principally because of the uncertainty caused by this negative evidence, the Company had concluded the benefit of the net operating loss carryforwards did not meet the "more-likely-than-not" criteria. By the end of 2003, and primarily as a result of a favorable German court ruling in 2003 and the procedures the Company had completed during 2003 with respect to the filing of certain amended German tax returns (as discussed below), the Company had concluded that the significant uncertainty regarding its ability to utilize such net operating loss carryforwards under German tax law had been eliminated. However, at the end of 2003, the Company believed at that time that it would generate a taxable loss in Germany during 2004. Such expectation was based primarily upon then current levels of prices for TiO2, and the fact that the Company was experiencing a downward trend in its TiO2 selling prices and the Company did not have any positive evidence to indicate that the downward trend would improve. If the price trend continued downward throughout all of 2004 (which was a possibility given Kronos' prior experience), the Company would likely have a taxable loss in Germany for 2004. If the downward trend in prices had abated, ceased, or reversed at some point during 2004, then the Company would likely have taxable income in Germany during 2004.
Accordingly, the Company continued to conclude at the end of 2003 that the benefit of the German net operating loss carryforwards did not meet the "more-likely-than-not" criteria and that it would not be appropriate to reverse the deferred income tax asset valuation allowance, given the likelihood that the Company would generate a taxable loss in Germany during 2004. The expectation for a taxable loss in Germany continued through the end of the first quarter of 2004. By the end of the second quarter of 2004, however, the Company's TiO2 selling prices had started to increase, and the Company believes its selling prices will continue to increase during the second half of 2004 after the Company and its major competitors announced an additional round of price increases. The fact that the Company's selling prices started to increase during the second quarter of 2004, combined with the fact that the Company and its competitors had announced additional price increases (which based on past experience indicated to the Company that some portion of the additional price increases would be realized in the marketplace), provided additional positive evidence that was not present at December 31, 2003. Consequently, the Company's revised projections now reflect taxable income for Germany in 2004 as well as 2005. Accordingly, based on all available evidence, including the fact that (i) the Company had generated positive taxable income in Germany since 2000, and starting with the quarter ended December 31, 2002 and for each quarter thereafter, the Company had cumulative taxable income in Germany for the most recent twelve quarters, (ii) the Company was now projecting positive taxable income in Germany for 2004 and 2005 and (iii) the German net operating loss carryforwards have no expiration date, the Company concluded that the benefit of the net operating loss carryforwards and other German tax attributes met the "more-likely-than-not" recognition criteria, and the Company reversed the deferred income tax asset valuation allowance related to Germany. Given the magnitude of the German net operating loss carryforwards and the fact that current provisions of German law limit the annual utilization of net operating loss carryforwards to 60% of taxable income after the first euro 1 million of taxable income, the Company believes it will take several years to fully utilize the benefit of such operating loss carryforwards. However, given the number of years for which the Company has now generated positive taxable income in Germany, combined with the fact that the net operating loss carryforwards were generated during a time when the Company had a significantly higher level of outstanding indebtedness than it currently has outstanding, and the fact that the net operating loss carryforwards have no expiration date, the Company concluded it was appropriate to reverse all of the valuation allowance related to the net operating loss carryforwards. Accordingly, in the first six months of 2004, the Company recognized a $254.3 million income tax benefit related to the reversal of such deferred income tax asset valuation allowance attributable to the Company's income tax attributes in Germany (principally the net operating loss carryforwards). Of such $254.3 million, $8.7 million relates primarily to the utilization of the German net operating loss carryforwards during the first six months of 2004, the benefit of which had previously not met the "more-likely-than-not" recognition criteria, and $245.6 million relates to the German deferred income tax asset valuation allowance attributable to the remaining German net operating loss carryforwards and other tax attributes as of June 30, 2004, the benefit of which the Company has concluded now meet the "more-likely-than-not" recognition criteria. At September 30, 2004, the net operating loss carryforwards for German corporate and trade tax purposes aggregated the equivalent of $602 million and $244 million, respectively, all of which have no expiration date.

     In the first quarter of 2003, the Company was notified by the German Federal Fiscal Court (the "Court") that the Court had ruled in KII's favor concerning a claim for refund suit in which KII sought refunds of prior taxes paid during the periods 1990 through 1997. KII and its German operating subsidiary were required to file amended tax returns with the German tax authorities to receive refunds for such years, and all of such amended returns were filed during 2003. Such amended returns reflected an aggregate net refund of taxes and related interest to the Company's German operating subsidiary of Euro 26.9 million ($32.1 million), and the Company recognized the benefit for these net refunds in its 2003 results of operations. During the first six months of 2004, the Company recognized a benefit of Euro 2.5 million ($3.3 million) related to additional net interest, which has accrued on the outstanding refund amounts. Assessments and refunds will be processed by year as the respective returns are reviewed by the tax authorities. Certain interest components may also be refunded separately. The German tax authorities have reviewed and accepted the amended return with respect to the 1990 through 1994 tax years. Through September 2004, KII's German operating subsidiary received net refunds of Euro 27.2 million ($33.6 million when received). KII believes it will receive the net refunds for the remaining years during 2004. In addition to the refunds for the 1990 to 1997 periods, the court ruling also resulted in a refund of 1999 income taxes and interest for which the Company received Euro 21.5 million ($24.6 million) in 2003, and the Company recognized the benefit of this refund in the second quarter of 2003.

Note 8 - Employee benefit plans:

     The components of net periodic defined benefit pension cost are presented in the table below.

                                                          Three months ended               Nine months ended
                                                             September 30,                    September 30,
                                                         --------------------            ---------------------
                                                           2003         2004               2003          2004
                                                           ----         ----               ----          ----
                                                                             (In thousands)

 Service cost benefits                                  $   1,008    $   1,431         $   3,007      $   3,877
 Interest cost on projected benefit obligations             3,084        3,462             9,166         10,472
 Expected return on plan assets                            (3,024)      (3,054)           (9,712)        (9,235)
 Amortization of prior service cost                            62          114               190            343
 Amortization of net transition obligations                   134           89               391            271
 Recognized actuarial losses                                  201          572               617          1,726
                                                        ---------    ---------         ---------      ---------

                                                        $   1,465    $   2,614         $   3,659      $   7,454
                                                        =========    =========         =========      =========

Note 9 - Accounts with affiliates:

                                                                  December 31,       September 30,
                                                                      2003               2004
                                                                  ------------       -------------
                                                                           (In thousands)

 Current receivables from affiliates:
   Kronos Canada, Inc.                                            $    1,847          $    2,543
   Kronos (US), Inc. ("KUS")                                              30                -
   Other                                                                   7                  17
                                                                  ----------          ----------

                                                                  $    1,884          $    2,560
                                                                  ==========          ==========

 Current payable to affiliate - KUS                               $    8,697          $    4,091
                                                                  ==========          ==========

Note 10 - Commitments and contingencies:

     The Company is from time to time involved in various environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to its present and former businesses. In certain cases, the Company has insurance coverage for such items. The Company currently believes the disposition of all of these claims and disputes individually or in the aggregate, should not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

Executive summary

     Relative changes in the Company's TiO2 sales and income from operations during the third quarter and first nine months of 2003 and 2004 are primarily due to (i) relative changes in average TiO2 selling prices, (ii) relative changes in TiO2 sales volumes and (iii) relative changes in foreign currency exchange rates. Selling prices were generally: increasing during the first quarter of 2003, flat during the second quarter of 2003, decreasing during the second half of 2003 and the first half of 2004 and increasing during the third quarter of 2004.

     The Company reported net income of $9.1 million in the third quarter of 2004 compared to net income of $14.2 million in the third quarter of 2003. For the first nine months of 2004, the Company reported net income of $286.0 million compared to net income of $65.6 million in the first nine months of 2003. The increase in the Company's reported net income from the first nine months of 2003 to the same period in 2004 is due primarily to the net effects of (i) significantly higher tax benefit generated from the reversal of the Company's German deferred income tax asset valuation allowance, (ii) lower gross margins,
(iii) higher selling, general and administrative expense and (iv) higher currency transaction gains. Overall, the Company believes its net income in 2004 will be higher than in 2003 as the impact of the reversal of the Company's deferred income tax asset valuation allowance is expected to more than offset the effect of expected lower gross margins.

Forward-looking information

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission ("SEC") including, but not limited to, the following:

o    Future supply and demand for the Company's products,
o    The cyclicality of the Company's businesses,
o Customer inventory levels (such as the extent to which the Company's customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases),
o    Changes in raw material and other operating costs (such as energy costs),
o    The possibility of labor disruptions,
o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2),
o    Competitive products and substitute products,
o    The introduction of trade barriers,
o    Customer and competitor strategies,
o    The impact of pricing and production decisions,
o    Competitive technology positions,
o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro and the Norwegian kroner),
o    Operating  interruptions  (including,  but not limited to, labor  disputes,
     leaks,   fires,   explosions,   unscheduled   or  unplanned   downtime  and
     transportation interruptions),
o    The ability of the Company to renew or refinance credit facilities,
o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
o The ultimate ability to utilize income tax attributes, the benefit of which has been recognized under the "more-likely-than-not" recognition criteria,
o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
o    Government laws and regulations and possible changes therein,
o    The ultimate resolution of pending litigation and
o    Possible future litigation.

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



Net sales and income from operations

                                                      Three months ended                     Nine months ended
                                                        September 30,                          September 30,
                                               ----------------------------------   ----------------------------------
                                                 2003         2004      % Change      2003         2004      % Change
                                                 ----         ----      --------      ----         ----      --------
                                                          (In millions, except percentages and volumes)

    Net sales                                 $  173.4      $  203.4       +17%     $  534.5     $  603.7       +13%
    Cost of sales                                124.1         156.1       +26%        389.1        455.0       +17%
                                              --------      --------                --------     --------

    Gross margin                                  49.3          47.3        -4%        145.4        148.7        +2%

    Selling, general and administrative
        expense                                  (20.8)        (25.0)                  (63.0)       (75.8)
    Currency transaction gains (losses),
        net                                        (.4)          (.4)                   (1.5)          .1
    Disposition of property and equipment          (.3)           -                      (.3)         -
    Royalty income                                 1.4           1.5                     4.8          4.6
    Other income                                    .1            .1                      .2           .2
                                              --------      --------                --------     --------

    Income from operations                    $   29.3      $   23.5       -20%     $   85.6     $   77.8        -9%
                                              ========      ========                ========     ========

    TiO2 data:

      Percent change in average TiO2
          selling prices:
             Using actual foreign currency
                exchange rates                                              +2%                                  +3%
             Impact of changes in foreign
                currency exchange rates                                     -5%                                  -8%
                                                                           ----                                 ----

          In billing currencies                                             -3%                                  -5%
                                                                           ====                                 ====

      Sales volumes*                              74           85          +15%         232          256        +10%
      Production volumes*                         80           84           +5%         238          246         +3%

________________________________

 * Thousands of metric tons

     The Company's sales increased $30.0 million (17%) in the third quarter of 2004 compared to the third quarter of 2003 and increased $69.2 million (13%) in the first nine months of 2004 compared to the same period in 2003, as the favorable effect of fluctuations in foreign currency exchange rates, which increased sales by approximately $11 million and $43 million, respectively, (as more fully discussed below) and increased sales volumes more than offset the impact of lower average TiO2 selling prices. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, the Company's average TiO2 selling prices in billing currencies in the third quarter and first nine months of 2004 were 3% and 5% lower, respectively, than the comparable periods in 2003. When translated from billing currencies into U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, the Company's average TiO2 selling prices in the third quarter and first nine months 2004 were 2% and 3% higher, respectively, compared to the third quarter and first nine months of 2003. The Company's TiO2 sales volumes in the third quarter and first nine months of 2004 increased 15% and 10%, respectively, compared to the same periods of 2003, primarily due to higher volumes in European markets. The Company's TiO2 sales volumes in the first nine months of 2004 were a new record for the Company.

     The Company's sales are denominated in various currencies, including the U.S. dollar, the euro and other major European currencies. The disclosure of the percentage change in the Company's average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with GAAP ("GAAP measure"). The Company discloses percentage changes in its average TiO2 selling prices in billing currencies because the Company believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average TiO2 selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average TiO2 selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 2% increase and 3% increase in the Company's average TiO2 selling prices during the third quarter and first nine months of 2004, as compared to the same periods in 2003 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure) and the 3% decrease and 5% decrease in the Company's average TiO2 selling prices in billing currencies (the non-GAAP measure) during the third quarter and first nine months of 2004, is due to the effect of changes in foreign currency exchange rates. The above table presents in a tabular format
(i) the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in the Company's average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     The Company's cost of sales increased $32.0 million (26%) in the third quarter of 2004 compared to the third quarter of 2003, and increased $65.9 million (17%) in the year-to-date period largely due to the increased sales and production volumes and the effects of translating foreign currencies (primarily the euro) into U.S. dollars. As a result of the lower average TiO2 selling prices in billing currencies, the Company's cost of sales, as a percentage of net sales increased from 72% and 73% in the third quarter and first nine months of 2003, respectively, to 77% and 75% in the third quarter and first nine months of 2004, respectively. The Company's TiO2 production volumes in the third quarter of 2004 increased 5% compared to the third quarter of 2003, and increased 3% in the first nine months of 2004, with operating rates near full capacity in those periods. The Company's TiO2 production volumes in the first nine months of 2004 were also a new Company record.

     The Company's gross margins for the third quarter of 2004 decreased $2.0 million (4%) from the third quarter of 2003 as the effect of selling price decreases and higher maintenance costs offset increased sales volumes. However, gross margins increased $3.3 million (2%) from the first nine months of 2003 as compared to the first nine months of 2004. Such increase was due to increased sales volumes and the favorable effect on gross margin resulting from relative changes in foreign currency exchange rates offset by the unfavorable effect of lower average TiO2 selling prices.

     Selling, general and administrative expenses increased $4.2 million (20%) and $12.8 million (20%), respectively, in the third quarter and first nine months of 2004 as compared to the corresponding periods in 2003. These increases are largely attributable to the higher sales volumes as well as the impact of translating foreign currencies (primarily the euro) into U.S. dollars.

     The Company's operations and assets are located outside the United States (particularly in Germany, Belgium and Norway). A significant amount of the Company's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, primarily the euro and other major European currencies. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of the Company's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales in the third quarter of 2004 by a net amount of approximately $11 million compared to the same period in 2003 and increased TiO2 sales in the first nine months of 2004 by approximately $43 million compared to the same period in 2003. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted the Company's foreign currency-denominated operating expenses. The Company's operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in the third quarter and first nine months of 2004 compared to the first nine months of 2003. Overall, currency exchange rate fluctuations resulted in net increases in the Company's income from operations of approximately $9 million in the first nine months of 2004 as compared to the same period in 2003. Currency exchange rate fluctuations did not have a material effect on the Company's income from operations in the third quarter of 2004 as compared to the third quarter of 2003.

Outlook

     Reflecting the impact of partial implementation of prior price increase announcements, the Company's average TiO2 selling prices in the third quarter of 2004 were 2% higher as compared to the second quarter of 2004. In June 2004, the Company announced additional price increases of Euro 120 per metric ton in Europe, which is targeted to be implemented later in 2004. In September 2004, the Company announced additional price increases of Euro 110 per metric ton which is in addition to the previously mentioned increases which are targeted to be implemented in January 2005. The Company is also targeting to achieve price increases in export markets in the fourth quarter of the year. The extent to which all of such price increases will be realized will depend on, among other things, economic factors.

     The Company expects its TiO2 sales and production volumes in calendar 2004 will be higher than in 2003. The Company expects its average TiO2 selling prices, in billing currencies, will be lower in calendar 2004 as compared to 2003 and expects its gross margin in 2004 to be lower than 2003. The Company's expectations as to the future prospects of the Company and the TiO2 industry are based upon a number of factors beyond its control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from the Company's expectations, the Company's results of operations could be unfavorably affected.




Other income (expense)

                                                      Three months ended                     Nine months ended
                                                        September 30,                          September 30,
                                               ----------------------------------   ----------------------------------
                                                 2003         2004      Difference      2003         2004      Difference
                                                 ----         ----      ----------      ----         ----      ----------
                                                                             (In millions)

Interest expense to affiliates                 $    -        $    -       $    -      $   (.1)     $    -       $    .1
Trade interest income                               .2            .3           .1          .5           .7           .2
Interest expense                                  (8.2)         (8.5)         (.3)      (24.3)       (26.0)        (1.7)
                                               -------       -------      -------     -------      -------      -------

                                               $  (8.0)      $  (8.2)     $   (.2)    $ (23.9)     $ (25.3)     $  (1.4)
                                               =======       =======      =======     =======      =======      =======

     The Company has a significant amount of outstanding indebtedness denominated in the euro, including its Euro 285 million Senior Secured Notes. Accordingly, the reported amount of interest expense will vary depending on relative changes in foreign currency exchange rates. Interest expense in the third quarter and first nine months of 2004 was $8.5 million and $26.0 million, respectively, an increase of $300,000 and $1.7 million, respectively, from the third quarter and first nine months of 2003. The increase was due primarily to relative changes in foreign currency exchange rates, which increased the U.S. dollar equivalent of interest expense on the Company's Senior Secured Notes by approximately $500,000 in the third quarter of 2004 and $2.2 million in the first nine months of 2004 as compared to the third quarter and first nine months of 2003. Assuming no significant change in interest rates or foreign currency exchange rates, interest expense for the full-year 2004 is expected to be slightly higher than amounts for the same periods in 2003.

     As stated in Note 5 to the Consolidated Financial Statements, one of the Company's operating subsidiaries borrowed Euro 10 million in October 2004 under the European revolving credit facility at an interest rate of 3.83%

Provision (benefit) for income taxes

     The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 7 to the Consolidated Financial Statements.

     At September 30, 2004, the Company had the equivalent of $602 million and $244 million, respectively, of net operating loss carryforwards for German corporate and trade tax purposes, all of which have no expiration date. As more fully described in Note 7 to the Consolidated Financial Statements, the Company had previously provided a deferred income tax asset valuation allowance against substantially all of these tax loss carryforwards and other deductible temporary differences in Germany because the Company did not believe they met the "more-likely-than-not" recognition criteria. During the first six months of 2004, the Company reduced its deferred income tax asset valuation allowance by approximately $8.7 million, primarily as a result of utilization of these German net operating loss carryforwards, the benefit of which had not previously been recognized. At June 30, 2004, after considering all available evidence, the Company concluded that these German tax loss carryforwards and other deductible temporary differences met the "more-likely-than-not" recognition criteria. Accordingly, as of June 30, 2004, the Company reversed the remaining $245.6 million valuation allowance related to such items. Because the benefit of such net operating loss carryforwards and other deductible temporary differences in Germany has now been recognized, the Company's future effective income tax rate will be higher than what it would have otherwise been, although its future cash income tax rate would not be affected.

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

Recently adopted accounting principle

     See Note 11 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

Consolidated cash flows

     The Company's consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 2003 and 2004 are presented below:

                                                                        Nine months ended
                                                                          September 30,
                                                                     -----------------------
                                                                      2003              2004
                                                                      ----              ----
                                                                           (In millions)

 Net cash provided (used) by:
   Operating activities                                              $ 77.3            $116.6
   Investing activities                                               (21.9)            (17.7)
   Financing activities                                               (54.8)            (60.0)
                                                                     ------            ------

     Net cash provided by operating,
       investing and financing activities                            $   .6            $ 38.9
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

     Cash flows for operating activities increased from $77.3 million provided in the first nine months of 2003 to $116.6 million of cash provided by operating activities in the first nine months of 2004. This $39.3 million increase was due primarily to the net effects of (i) higher net income of $220.4 million, (ii) higher depreciation and amortization expense of $3.1 million, (iii) lower deferred income taxes of $255.9 million, (iv) a lower amount of net cash used in relative changes in the Company's inventories, receivables, payables and accruals and accounts with affiliates of $34.1 million in the first nine months of 2004 as compared to the first nine months of 2003 and (v) higher cash received for income taxes of $4.3 million. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivables. Relative changes in inventories and accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volumes and sales volumes.

Investing and financing activities

     The Company's capital expenditures were $21.1 million and $18.2 million in the first nine months of 2003 and 2004, respectively.

     In the first quarter of 2004 the Company's operating subsidiaries in Germany, Belgium and Norway borrowed a net Euro 26 million ($32 million when borrowed) under the European revolving credit facility at an interest rate of 3.8%. Such amounts were repaid in the second quarter of 2004. In October 2004, one of the Company's operating subsidiaries borrowed Euro 10 million under the European revolving credit facility. See Note 5 to the Consolidated Financial Statements.

     In the first nine months of 2004, the Company paid a cash dividend of $60 million to Kronos. In October 2004, the Company loaned $80 million to Kronos.

     Cash, cash equivalents, restricted cash and restricted marketable debt securities and borrowing availability

     At September 30, 2004, the Company and its subsidiaries had (i) current cash and cash equivalents aggregating $76.3 million, (ii) current restricted cash equivalents of $900,000 and (iii) noncurrent restricted marketable debt securities of $2.6 million. At September 30, 2004, certain of the Company's subsidiaries had approximately $97.2 million available for borrowing (including approximately $94.8 million under its revolving credit facility). At September 30, 2004, the Company had approximately $220 million available for payment of dividends and other restricted payments as defined in the Senior Secured Notes indenture.

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

o The Company discloses percentage changes in its average TiO2 selling prices in billing currencies, which excludes the effects of foreign currency translation. The Company believes disclosure of such percentage changes allows investors to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average TiO2 selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average TiO2 selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods.

ITEM 4.  CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President, Finance and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of September 30, 2004. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

     There has been no change to the Company's system of internal controls over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.




                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

     Reference is made to the 2003 Annual Report, Note 10 to the Consolidated Financial Statements and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 for descriptions of certain legal proceedings.

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

          10.1 - First Amendment Agreement, dated September 3, 2004, Relating to a Facility Agreement dated June 25, 2002 among Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Titan AS and Titania A/S, as borrowers, Kronos Titan GmbH, Kronos Europe S.A./N.V. and Kronos Norge AS, as guarantors, Kronos Denmark ApS, as security provider, with Deutsche Bank Luxembourg S.A., acting as agent - incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Kronos Worldwide, Inc. (File No. 333-119639).

          31.1 - Certification

          31.2 - Certification

          32.1 - Certification

     (b)  Reports on Form 8-K

          Reports on Form 8-K for the quarter ended September 30, 2004.

          September 8, 2004 - Reported Item 1.01 and Item 2.03.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               KRONOS INTERNATIONAL, INC.
                                        ---------------------------------------
                                                     (Registrant)



Date   November 8, 2004                 By /s/ Gregory M. Swalwell
      -----------------                    ----------------------------------
                                           Gregory M. Swalwell
                                           Vice President, Finance and Chief
                                             Financial Officer
                                           (Principal Financial Officer)



Date   November 8, 2004                 By /s/ James W. Brown
      -----------------                    ----------------------------------
                                           James W. Brown
                                           Vice President and Controller
                                           (Principal Accounting Officer)