Form 10-K
period 2004-12-31
KRONOS INTERNATIONAL INC
filed 2005-03-30
CIK 1176236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 - For the fiscal year ended December 31, 2004

                        Commission file number 333-100047

                           KRONOS INTERNATIONAL, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                            22-2949593
-------------------------------                            --------------------

(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas                    75240-2697
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (972)233-1700

Securities registered pursuant to Section 12(b) of the Act:

                  None.

Securities registered pursuant to Section 12(g) of the Act:

                  None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act). Yes No X

No common stock was held by nonaffiliates of the Registrant as of June 30, 2004 (the last business day of the Registrant's most recently-completed second fiscal quarter).

As of February 28, 2005, 2,968 shares of the Registrant's common stock were outstanding.

     The Registrant is a wholly-owned subsidiary of Kronos Worldwide, Inc. (File No. 1-31763) and meets the conditions set forth in General Instructions I(1) (a) and (b) and is therefore filing this Form 10-K with the reduced disclosure format.

                       Documents incorporated by reference

None.


                                     PART I


ITEM 1.  BUSINESS

     Kronos International, Inc., ("KII" or "the Company") is incorporated in the State of Delaware, U.S.A., and is registered in the Commercial Register of the Federal Republic of Germany. KII's principal place of business is in Leverkusen, Germany. KII is a wholly-owned subsidiary of Kronos Worldwide, Inc. ("Kronos") (NYSE: KRO). KII conducts Kronos' European value-added titanium dioxide pigments ("TiO2") operations.

     At December 31, 2004, (i) Valhi, Inc. (NYSE: VHI) and a wholly-owned subsidiary of Valhi held approximately 57% of Kronos' common stock and NL Industries, Inc. (NYSE: NL) held an additional 37% of Kronos' common stock, (ii) Valhi and such wholly-owned subsidiary of Valhi held 83% of NL's outstanding common stock and (iii) Contran Corporation and its subsidiaries held approximately 91% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of such companies.

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

     Industry. Titanium dioxide pigments are inorganic chemical products used for imparting whiteness, brightness and opacity to a diverse range of customer applications and end-use markets, including coatings, plastics, paper and other industrial and consumer "quality-of-life" products. TiO2 is considered a "quality-of-life" product with demand affected by gross domestic product in various regions of the world. TiO2, the largest commercially used whitening pigment by volume, derives its value from its whitening properties and opacifying ability (commonly referred to as hiding power). As a result of TiO2's high refractive index rating, it can provide more hiding power than any other commercially produced white pigment. In addition, TiO2 demonstrates excellent resistance to chemical attack, good thermal stability and resistance to ultraviolet degradation. TiO2 is supplied to customers in either a powder or slurry form.

     Per capita consumption of TiO2 in the United States and Western Europe far exceeds that in other areas of the world and these regions are expected to continue to be the largest consumers of TiO2. Significant regions for TiO2 consumption could emerge in Eastern Europe, the Far East or China as the economies in these regions develop to the point that quality-of-life products, including TiO2, experience greater demand. Geographic information is contained in Note 2 to the Consolidated Financial Statements.

     Products and operations. TiO2 is produced in two crystalline forms: rutile and anatase. Both the chloride and sulfate production processes (discussed below) produce rutile TiO2. Chloride process rutile is preferred for the majority of customer applications. From a technical standpoint, chloride process rutile has a bluer undertone and higher durability than sulfate process rutile TiO2. Although many end-use applications can use either form of TiO2, chloride process rutile TiO2 is the preferred form for use in coatings and plastics, the two largest end-use markets. Anatase TiO2, which is produced only through the sulfate production process, represents a much smaller percentage of annual global TiO2 production and is preferred for use in selected paper, ceramics, rubber tires, man-made fibers, food and cosmetics.

     The Company believes that there are no effective substitutes for TiO2. Extenders, such as kaolin clays, calcium carbonate and polymeric opacifiers, are used in a number of end-used markets as white pigments, however the opacity in these products is not able to duplicate the performance characteristics of TiO2, and the Company believes these products are unlikely to replace TiO2.

     The Company currently produces over 40 different TiO2 grades, sold under the Kronos trademark, which provide a variety of performance properties to meet customers' specific requirements. The Company's major customers include domestic and international paint, plastics and paper manufacturers.

     The Company and its distributors and agents sell and provide technical services for its products to over 4,000 customers in over 100 countries with the majority of sales in Europe. TiO2 is distributed by rail, truck and ocean carrier in either dry or slurry form. Kronos, the Company and its predecessors have produced and marketed TiO2 in North America and Europe for over 80 years, and Kronos is the only leading TiO2 producer committed to producing TiO2 and related products as its sole business. The Company believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products.

     Sales of TiO2 represented about 90% of the Company's total sales in 2004. Sales of other products, complementary to the Company's TiO2 business, comprise the following:

o The Company operates an ilmenite mine in Norway pursuant to a governmental concession with an unlimited term. Ilmenite is a raw material used directly as a feedstock by some sulfate-process TiO2 plants, including all of the Company's European sulfate-process plants. The mine has estimated reserves that are expected to last at least 20 years. Ilmenite sales to third-parties represented approximately 6% of the Company's consolidated net sales in 2004.

o The Company manufactures and sells iron-based chemicals, which are by-products and processed by-products of the TiO2 pigment production process. These co-product chemicals are marketed through the Company's Ecochem division, and are used primarily as treatment and conditioning agents for industrial effluents and municipal wastewater as well as in the manufacture of ore pigments, cement and agricultural products. Sales of iron-based chemical products were about 5% of sales in 2004.

o The Company manufactures and sells certain titanium chemical products (titanium oxychloride and titanyl sulfate), which are side-stream products from the production of TiO2. Titanium oxychloride is used in specialty applications in the formulation of pearlescent pigments, production of electroceramic capacitors for cell phones and other electronic devices. Titanyl sulfate products are used primarily in pearlescent pigments. Sales of these products were about 1% of sales in 2004.

     Manufacturing process and raw materials. TiO2 is manufactured by the Company using both the chloride process and the sulfate process. Approximately 65% of the Company's current production capacity is based on the chloride process. The chloride process is a continuous process in which chlorine is used to extract rutile TiO2. The chloride process typically has lower manufacturing costs than the sulfate process due to higher yield and production of less waste and lower energy requirements and labor costs. Because much of the chlorine is recycled and feedstock bearing a higher titanium content is used, the chloride process produces less waste than the sulfate process. The sulfate process is a batch chemical process that uses sulfuric acid to extract TiO2. Sulfate technology can produce either anatase or rutile pigment. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is 'finished' into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive milling and micronizing. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride-process pigments has increased relative to sulfate-process pigments.

     The Company produced a Company record 328,000 metric tons of TiO2 in 2004, compared to 320,000 metric tons produced in 2003 and 293,000 metric tons in 2002. The Company's average production capacity utilization rate in 2004 was near capacity, up from 98% in 2003. The production rates in 2003 and 2004 were higher than 2002 due in part to debottlenecking activities, with only moderate capital expenditures. The Company believes its current annual attainable production capacity for 2005 is approximately 334,000 metric tons, with some slight additional capacity available in 2006 through Kronos' continuing debottlenecking efforts.

     The primary raw materials used in the TiO2 chloride production process are titanium-containing feedstock, chlorine and coke. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers around the world, principally in Australia, South Africa, Canada, India and the United States. The Company purchased approximately 250,000 metric tons of chloride feedstock in 2004, of which the vast majority was slag.

     Through Kronos (US), Inc. ("KUS"), a wholly-owned subsidiary of Kronos, the Company purchased chloride process grade slag in 2004 from a subsidiary of Rio Tinto plc UK - Richards Bay Iron and Titanium Limited South Africa under a long-term supply contract that expires at the end of 2007. Natural rutile ore is purchased primarily from Iluka Resources, Limited (Australia), a company formed through the merger of Westralian Sands Limited (Australia) and RGC Mineral Sands, Ltd., under a long-term supply contract that expires at the end of 2007. The Company and KUS do not expect to encounter difficulties obtaining long-term extensions to existing supply contracts prior to the expiration of the contracts. Raw materials purchased under these contracts and extensions thereof are expected to meet the Company's chloride feedstock requirements over the next several years.

     The primary raw materials used in the TiO2 sulfate production process are titanium-containing feedstock derived primarily from rock and sand ilmenite and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically integrated producers of sulfate-process pigments, the Company operates a rock ilmenite mine in Norway, which provided all of the Company's feedstock for its sulfate-process pigment plants in 2004.  The  Company  produced  approximately  856,000  metric  tons of ilmenite in 2004 of which approximately 311,000 metric tons were used internally, with the remainder sold to third parties.

     The number of sources of, and availability of, certain raw materials is specific to the particular geographic region in which a facility is located. As noted above, through KUS the Company purchases titanium-bearing ore from two different suppliers in different countries under multiple-year contracts. Political and economic instability in certain countries from which the Company purchases its raw material supplies could adversely affect the availability of such feedstock. Should the Company's vendors not be able to meet their contractual obligations or should the Company be otherwise unable to obtain necessary raw materials, the Company may incur higher costs for raw materials or may be required to reduce production levels, which may have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

     Competition. The TiO2 industry is highly competitive. The Company competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of the Company's grades and substantially all of the Company's production are considered commodity pigments with price generally being the most significant competitive factor. During 2004 the Company had an estimated 8% share of worldwide TiO2 sales volume, and believes that it is the leading seller of TiO2 in Germany and is among the leading marketers in the Benelux and Scandinavian markets.

     The Company's (along with KUS and Kronos Canada Inc., a wholly-owned subsidiary of Kronos), principal competitors are E.I. du Pont de Nemours & Co. ("DuPont"); Millennium Chemicals, Inc.; Huntsman International Holdings LLC; Kerr-McGee Corporation; and Ishihara Sangyo Kaisha, Ltd. The Company's five largest competitors have estimated individual shares of TiO2 production capacity ranging from 24% to 4%, and an estimated aggregate 70% share of worldwide TiO2 production volume.

     Worldwide capacity additions in the TiO2 market resulting from construction of greenfield plants require significant capital expenditures and substantial lead time (typically three to five years in the Company's experience). No greenfield plants are currently under construction in North America or Europe. The Company does expect that industry capacity will increase as the Company and its competitors continue to debottleneck their existing facilities. In addition to the potential capacity additions through debottlenecking, certain competitors have recently either idled or shut down facilities. In the past year, certain competitors have announced the idling or shut down of an aggregate of approximately 135,000 metric tons of sulfate production capacity by early 2005. Based on the factors described above, the Company expects that the average annual increase in industry capacity from announced debottlenecking projects will be less than the average annual demand growth for TiO2 during the next three to five years. However, no assurance can be given that future increases in the TiO2 industry production capacity and future average annual demand growth rates for TiO2 will conform to the Company's expectations. If actual developments differ from the Company's expectations, the Company and the TiO2 industry's performances could be unfavorably affected.

     Research and development. The Company's expenditures for research and development and certain technical support programs were approximately $6 million in 2002, $7 million in 2003 and $8 million in 2004. Research and development activities are conducted principally at the Leverkusen, Germany facility. Such activities are directed primarily toward improving both the chloride and sulfate production processes, improving product quality and strengthening the Company's competitive position by developing new pigment applications.

     The Company continually seeks to improve the quality of its grades, and has been successful at developing new grades for existing and new applications to meet the needs of customers and increase product life cycle. Over the last five years, ten new grades have been added for plastics, coatings, fiber and paper laminate applications.

     Patents and trademarks. Patents held for products and production processes are believed to be important to the Company and its continuing business activities. The Company seeks patent protection for its technical developments, principally in the United States, Canada and Europe, and from time to time enters into licensing arrangements with third parties. The Company's existing patents generally have a term of 20 years from the date of filing, and have remaining terms ranging from one to 19 years. The Company seeks to protect its intellectual property rights, including its patent rights, and from time to time the Company is engaged in disputes relating to the protection and use of intellectual property relating to its products.

     The Company's major trademarks, including Kronos, are protected by registration in the United States and elsewhere with respect to those products it manufactures and sells. The Company also relies on unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain its competitive position. The Company's proprietary chloride production process is an important part of the Company's technology, and the Company's business could be harmed if the Company should fail to maintain confidentiality of its trade secrets used in this technology.

     Foreign operations. The Company's chemical businesses have operated in the European markets since the 1920s. The Company's current production capacity is located in Europe with its net property and equipment aggregating approximately $396 million at December 31, 2004. The Company's operations include production facilities in Germany, Belgium and Norway and sales and distribution facilities in England, France, Denmark and the Netherlands. Approximately $666 million of the Company's 2004 consolidated sales were to European customers and approximately $142 million were to customers in areas other than Europe, including approximately $42 million of sales to customers in the U.S. through affiliates. Foreign operations are subject to, among other things, currency exchange rate fluctuations and the Company's results of operations have, in the past, been both favorably and unfavorably affected by fluctuations in currency exchange rates. Effects of fluctuations in currency exchange rates on the Company's results of operations are discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."

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

     Customer base and annual seasonality. The Company believes that neither its aggregate sales nor those of any of its principal product groups are concentrated in or materially dependent upon any single customer or small group of customers. The Company's largest ten TiO2 pigment customers, excluding sales to Kronos and affiliates, accounted for approximately 21% of net sales in 2004. Neither the Company's business as a whole nor that of any of its principal product groups is seasonal to any significant extent. Due in part to the increase in paint production in the spring to meet the spring and summer painting season demand, TiO2 sales are generally higher in the first half of the year than in the second half of the year.

     Employees. As of December 31, 2004, the Company employed approximately 1,950 persons. Hourly employees in European production facilities are represented by a variety of labor unions, with labor agreements having various expiration dates. The Company's union employees are covered by master collective bargaining agreements in the chemicals industry that are renewed annually. The Company believes its labor relations are good.

     Regulatory and environmental matters. The Company's operations are governed by various environmental laws and regulations. Certain of the Company's businesses are, or have been, engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of the Company have the potential to cause environmental or other damage. The Company has implemented and continues to implement various policies and programs in an effort to minimize these risks. The Company's policy is to maintain compliance with applicable environmental laws and regulations at all its facilities and to strive to improve its environmental performance. It is possible that future developments such as stricter requirements in environmental laws and enforcement policies thereunder, could adversely affect the Company's production, handling, use, storage, transportation, sale or disposal of such substances as well as the Company's consolidated financial position, results of operations or liquidity.

     While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory framework is provided by the European Union (the "EU"). Germany and Belgium are members of the EU and follow its initiatives. Norway, although not a member, generally patterns its environmental regulatory actions after the EU. The Company believes that it has obtained all required permits and is in substantial compliance with applicable EU requirements.

     At its sulfate plant facilities in Germany, the Company recycles weak sulfuric acid either through contracts with third parties or using its own facilities. At the Company's Fredrikstad, Norway plant, the Company ships its spent acid to a third party location where it is treated and disposed. The Company has a contract with a third party to treat certain sulfate-process effluents at its German sulfate plant. Either party may terminate the contract after giving four years advance notice with regard to the Company's Nordenham, Germany plant.

     The Company is also involved in various other environmental, contractual, product liability and other claims and disputes incidental to its business.

     From time to time, the Company's facilities may be subject to environmental regulatory enforcement under various non-U.S. statutes. Resolution of such matters typically involves the establishment of compliance programs. Occasionally, resolution may result in the payment of penalties, but to date such penalties have not involved amounts having a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. The Company believes that all of its plants are in substantial compliance with applicable environmental laws.

     The Company's capital expenditures related to its ongoing environmental protection and improvement programs in 2004 were approximately $5 million, and are currently expected to be approximately $4 million in 2005.

     Website and other available information. The Company does not maintain a website on the Internet. However, Kronos maintains a website on the Internet with the address of www.kronostio2.com. Copies of this Annual Report on Form 10-K for the year ended December 31, 2004 and copies of the Company's Quarterly Reports on Form 10-Q for 2003 and 2004 and any Current Reports on Form 8-K for 2003 and 2004, and any amendments thereto, are or will be available free of charge at such website as soon as reasonably practical after they are filed with the SEC. Information contained on Kronos' website is not part of this report.

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

ITEM 2.  PROPERTIES

     During 2004, the Company operated four TiO2 plants (one in Leverkusen, Germany; one in Nordenham, Germany; one in Langerbrugge, Belgium; and one in Fredrikstad, Norway). The Company also operates an ilmenite ore mine in Hauge i Dalane, Norway pursuant to a governmental concession with an unlimited term. TiO2 is produced using the chloride process at the Leverkusen and Langerbrugge facilities and is manufactured using the sulfate process in Nordenham,
Leverkusen and Fredrikstad. The Company's co-products are produced at its Norwegian and Belgian facilities and its titanium chemicals are produced at its Belgian facility.

     The Company owns all of its principal production facilities described above, except for the land under the Leverkusen and Fredrikstad facilities. The Norwegian plant is located on public land and is leased until 2013, with an option to extend the lease for an additional 50 years. The Company's principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, with about 50% of the Company's current TiO2 production capacity, is located within an extensive manufacturing complex owned by Bayer AG. Rent for the Leverkusen facility is periodically established by agreement with Bayer AG for periods of at least two years at a time. Under a separate supplies and services agreement expiring in 2011, Bayer provides some raw materials, including chlorine and certain amounts of sulfuric acid, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. The lease and the supplies and services agreement have certain restrictions regarding ownership and use of the Leverkusen facility.

     The Company has under lease various corporate and administrative offices located in Leverkusen, Germany and Brussels, Belgium and various sales offices located in France, the Netherlands, Denmark and the United Kingdom.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various environmental, contractual, product liability and other claims and disputes incidental to its business. Certain information called for by this Item is included in Note 12 to the Consolidated Financial Statements, which information is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted pursuant to the General Instruction I of Form 10-K.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of KII's common stock is held by Kronos. There is no established public trading market for KII's common stock. The indenture governing KII's 8.875% Senior Notes Due 2009 limits the ability of the Company to pay dividends or make other restricted payments, as defined. The aggregate amount of dividends and other restricted payments since June 2002 may not exceed 75% of the aggregate consolidated net income, as defined in the indenture, plus $25 million. KII currently expects to pay dividends or make other restricted payments as permitted by the indenture; however declaration and payment of future dividends and the amount thereof is dependent upon the Company's results of operations, financial condition, contractual limitations, cash requirements for its businesses and other factors deemed relevant by the Company's Board of Directors. See Note 6 to the Consolidated Financial Statements. At December 31, 2004, $49 million was available for dividends or other restricted payments, as defined.

     In 2004, the Company paid $60 million in dividends to Kronos. The declaration and payment of future dividends is discretionary, and the amount, if any, will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Company's Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - "Management's
Discussion and Analysis of Financial Condition and Results of Operations." Certain amounts have been reclassified to conform with the current year's Consolidated Financial Statements.

                                                                    Years ended December 31,
                                                  ------------------------------------------------------------
                                                    2000        2001         2002         2003         2004
                                                    ----        ----         ----         ----         ----
                                                                          (In millions)


 STATEMENTS OF OPERATIONS DATA:
    Net sales                                    $ 620.5      $ 554.6      $ 579.7      $ 715.9      $ 808.0
    Net income                                      80.1        113.7         52.3         81.8        326.0

 BALANCE SHEET DATA (at year end):
    Total assets                                   530.1        532.5        611.3        750.5        985.2
    Long-term debt including current maturities    196.1        482.9        325.9        356.7        533.2
    Redeemable preferred stock and profit
      participation certificates                   504.9        617.4           -           -            -
    Stockholder's equity (deficit)                (427.7)      (777.5)        76.8        111.6        206.5

 TiO2 OPERATING STATISTICS:
    Sales volume*                                  294          265          297          310          336
    Production volume*                             297          269          293          320          328
    Production rate as a percentage of capacity   Full           87%          93%         Full         Full

__________________________________

* Metric tons in thousands

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

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

o The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments and other factors. The Company takes into consideration the current financial condition of its customers, the age of the outstanding balance and the current economic environment when assessing the adequacy of the allowance. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. During 2002, 2003 and 2004, the net amount written off against the allowance for doubtful accounts as a percentage of the balance of the allowance for doubtful accounts as of the beginning of the year ranged from 15% to 24%.

o The Company provides reserves for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventory and the estimated net realizable value using assumptions about future demand for its products and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. The Company also provides reserves for tools and supplies inventory based generally on both historical and expected future usage requirements.

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

     Under applicable GAAP (SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"), property and equipment is not assessed for impairment unless certain impairment indicators, as defined, are present. During 2004, no such impairment indicators, as defined, were present.

o The Company maintains various defined benefit pension plans. The amounts recognized as defined benefit pension expenses, and the reported amounts of prepaid and accrued pension costs, are actuarially determined based on several assumptions, including discount rates, expected rates of returns on plan assets and expected health care trend rates. Variances from these actuarially assumed rates will result in increases or decreases, as applicable, in the recognized pension obligations, pension expenses and funding requirements. These assumptions are more fully described below under "Assumptions on defined benefit pension plans."

o The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is believed to be realized under the
     "more-likely-than-not" recognition criteria. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future the Company may change its estimate of the amount of the deferred income tax assets that would "more-likely-than-not" be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made. For example, during 2004 the Company concluded that the more-likely-than-not recognition criteria had been met with respect to the income tax benefit associated with its German net operating loss carryforwards. The Company has substantial net operating loss carryforwards in Germany (the equivalent of $671 million for German corporate purposes and $232 million for German trade tax purposes at December 31, 2004). Prior to the complete utilization of such carryforwards, it is possible that the Company might conclude in the future that the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point the Company would be required to recognize a valuation allowance against the then-remaining tax benefit associated with the carryforwards.

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

     Income from operations are impacted by certain of these significant judgments and estimates, such as allowance for doubtful accounts, reserves for obsolete or unmarketable inventories, impairment of equity method investees, goodwill and other long-lived assets, defined benefit pension plans and loss accruals. In addition, other income (expense) is impacted by the significant judgments and estimates for deferred income tax asset valuation allowances and loss accruals.

Executive summary

     The Company reported net income of $326.0 million in 2004. Net income in 2004 includes a second quarter income tax benefit related to the reversal of the Company's deferred income tax asset valuation allowance in Germany of $277.3 million. Net income in 2003 includes an income tax benefit relating to the refund of prior year German income taxes of $24.6 million. Net income in 2002 includes (i) an income tax benefit related to the reduction in the Belgian corporate income tax rate of $2.3 million and (ii) income of $1.8 million related to KII's foreign currency transaction gain resulting from the extinguishment of certain intercompany indebtedness. Each of these items is more fully discussed below and/or in the notes to the Consolidated Financial Statements.

     The Company currently expects income from operations will be higher in 2005 compared to 2004, but this increase will not offset the decline in income tax benefits in 2005 as compared to 2004.

     Relative changes in the Company's TiO2 sales and operating income during the past three years are primarily due to (i) relative changes in TiO2 sales and production volumes, (ii) relative changes in TiO2 average selling prices and
(iii) relative changes in foreign currency exchange rates.

     Selling prices (in billing currencies) for TiO2, the Company's principal product, were generally: decreasing during the first quarter of 2002, flat during the second quarter of 2002, increasing during the second half of 2002 and the first quarter of 2003, flat during the second quarter of 2003, decreasing during the second half of 2003 and the first half of 2004 and increasing during the second half of 2004.

Results of operations


                                                    Years ended December 31,                     % Change
                                            ----------------------------------------       ---------------------
                                              2002          2003            2004           2002-03       2003-04
                                              ----          ----            ----           -------       -------
                                           (In millions, except selling price data)
 Net sales                                  $ 579.7       $ 715.9         $ 808.0            +23%          +13%
 Cost of sales                                454.2         516.9           609.6            +14%          +18%
                                            -------       -------         -------

 Gross margin                                 125.5         199.0           198.4            +59%           **

 Selling, general and administrative
     expense                                  (72.0)        (87.0)         (104.1)           +21%          +20%
 Currency transaction gains (losses), net      12.4          (3.7)           (2.2)
 Royalty income                                 5.8           6.1             6.0
 Other operating income (expense), net          (.2)           -              (.5)
                                            -------       -------         -------

 Income from operations                     $ 71.5        $ 114.4         $  97.6            +60%          -15%
                                            ======        =======         =======

 TiO2 operating statistics:

 Percent change in average selling
     prices:
        Using actual foreign currency
           exchange rates                                                                 +20%             + 4%
        Impact of changes in foreign
           currency exchange rates                                                        -20%             - 7%
                                                                                          ----             ----

        In billing currencies                                                              **%             - 3%
                                                                                          ====             ====
 Sales volumes*                             297           310               336              + 4%          + 8%
 Production volumes*                        293           320               328              + 9%          + 3%
 Production rate as
     percent of capacity                    93%           Full              Full

____________________________

* Thousands of metric tons
** less that 1%

     Year ended December 31, 2004 compared to year ended December 31, 2003

     The Company's sales increased $92.1 million (13%) in 2004 as compared to 2003 as higher sales volumes and the favorable effect of fluctuations in foreign currency exchange rates, which increased sales by approximately $56 million as further discussed below, more than offset the impact of lower average TiO2 selling prices. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, the Company's average TiO2 selling prices in billing currencies were 3% lower in 2004 as compared to 2003. When translated from billing currencies into U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, the Company's average TiO2 selling prices in 2004 increased 4% as compared to 2003. See " - Effects of foreign currency exchange rates" below for a discussion of the impact of relative changes in currency exchange rates on the Company's operations.

     The Company's TiO2 sales volumes in 2004 increased 8% compared to 2003, due to higher sales volumes in Europe and export markets. By volume, approximately 77% of the Company's 2004 TiO2 sales were attributable to markets in Europe, with 14% attributable to export markets and the balance to North America. Demand for TiO2 has remained strong throughout 2004, and while the Company believes that the strong demand is largely attributable to the end-use demand of its customers, it is possible that some portion of the strong demand resulted from customers increasing their inventory levels of TiO2 in advance of implementation of announced or anticipated price increases. The Company's operating income comparisons were also favorably impacted by higher production levels, which increased 3%. The Company's operating rates were near full capacity in both periods, and the Company's sales and production volumes in 2004 were both new records for the Company, setting new volume records for the Company for the third consecutive year.

     The Company's cost of sales increased $92.7 million (18%) in 2004 compared to 2003 due to higher raw material and maintenance costs as well as higher sales volumes and related effects of translating foreign currencies into the U.S. dollar. The Company's cost of sales, as a percentage of net sales, increased from 72% in 2003 to 75% in 2004 due primarily to the effects of lower average selling prices and higher costs.

     The Company's gross margins decreased $.6 million (less than 1%) from 2003 to 2004 due to the net effects of the aforementioned changes in sales and cost of sales during such periods.

     As a percentage of net sales, selling, general and administrative expenses were relatively consistent from 2003 to 2004, increasing marginally from 12% to 13%, and increasing proportionately with the increased sales and production volume.

     The Company's income from operations decreased $16.8 million (15%) in 2004 as compared to 2003, as the effect of lower average TiO2 selling prices and higher raw material and maintenance costs more than offset the impact of higher sales and production volumes. See also " - Effects of foreign currency exchange rates" below for a discussion of the impact of relative changes in currency exchange rates on the Company's operations.

     Year ended December 31, 2003 compared to year ended December 31, 2002

     The Company's sales increased $136.2 million (23%) in 2003 compared to 2002 due to higher average selling prices along with higher sales volumes in 2003 and the positive effects of currency exchange rates, specifically the weaker U.S. dollar as compared to the euro. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, the Company's average TiO2 selling price in 2003 was consistent with 2002. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, the Company's average TiO2 selling prices in 2003 increased 20% compared to 2002. See " - Effects of foreign currency exchange rates" below for a discussion of the impact of relative changes in currency exchange rates on the Company's operations.

     The Company's TiO2 sales volumes in 2003 set a new record, increasing 4% from the previous record achieved in 2002, with higher volumes in European and North American markets more than offsetting a decline in volumes to other regions. By volume, approximately 75% of the Company's 2002 and 2003 TiO2 sales volumes were attributable to markets in Europe, with approximately 10% attributable to North America and the balance to other regions. The Company's operating income comparisons were also favorably impacted by higher production levels, which increased 9%. Operating rates were near full capacity during most of 2003, setting a new Company production record.

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

     The Company's income from operations increased $42.9 million (60%) in 2003 compared to 2002 due primarily to higher average TiO2 selling prices and higher TiO2 sales and production volumes. See also " - Effects of foreign currency exchange rates" below for a discussion of the impact of relative changes in currency exchange rates on Kronos' operations.

     Effects of foreign currency exchange rates

     The Company's sales are denominated in various currencies, including the the euro and other major European currencies. The disclosure of the percentage change in the Company's average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with GAAP ("GAAP measure"). The Company discloses percentage changes in its average TiO2 prices in billing currencies because the Company believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 20% and 4% increases in the Company's average TiO2 selling prices during 2003 and 2004, respectively, as compared to the respective prior year using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), and the minimal percentage change and 3% decrease in the Company's average TiO2 selling prices in billing currencies (the non-GAAP measure) during such periods is due to the effect of changes in foreign currency exchange rates. The above table presents (i) the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in the Company's average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     The Company's operations and assets located outside the United States (primarily in Germany, Belgium and Norway). A significant amount of the Company's sales generated from its operations are denominated in currencies other than the U.S. dollar, principally the euro and other major European currencies. A portion of the Company's sales generated from its operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of the Company's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales by a net $56 million in 2004 as compared to 2003, and increased sales by a net $89 million in 2003 as compared to 2002. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted the Company's foreign currency-denominated operating expenses. The Company's operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in 2004 and 2003 compared to the same periods of the respective prior years. Overall, currency exchange rate fluctuations resulted in a net $9 million increase in the Company's operating income in 2004 as compared to 2003, and resulted in a net increase in the Company's operating income in 2003 of approximately $5 million as compared to 2002.

     Outlook

     Reflecting the impact of partial implementation of prior price increase announcements, the Company's average TiO2 selling prices in billing currencies in the fourth quarter of 2004 were 2% higher than the third quarter of 2004. In 2005, the Company expects income from operations will be higher than 2004, primarily due to higher expected selling prices in 2005. The anticipated higher selling prices in 2005 reflects the expected continued implementation of price increase announcements, including the Company's latest price increases announced in March 2005. The extent to which any of such price increases which have previously been announced, and any additional price increases which may be announced subsequently in 2005, will be realized will depend on, among other things, economic factors.

     The Company's efforts to debottleneck its production facilities to meet long-term demand continue to prove successful. The Company's production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital investment. The Company believes its annual attainable production capacity for 2005 is approximately 334,000 metric tons, with some slight additional capacity available in 2006 through the Company's continued debottlenecking efforts.

     The Company expects its TiO2 production volumes in 2005 will be slightly higher than its 2004 volumes, with sales volumes comparable to or slightly lower in 2005 as compared to 2004. The Company's average TiO2 selling prices, which started to increase during the second half of 2004, are expected to continue to increase during 2005, and consequently the Company currently expects its average TiO2 selling prices, in billing currencies, will be higher in 2005 as compared to 2004. Overall, the Company expects its income from operations in 2005 will be higher than 2004, due primarily to higher expected selling prices. The Company's expectations as to the future prospects of KII and the TiO2 industry are based upon a number of factors beyond the Company's control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from KII's expectations, the Company's results of operations could be unfavorably affected.

Other income (expense)

     The following table sets forth certain information regarding other income and expense items.


                                                   Years ended December 31,                     Change
                                           -------------------------------------     -------------------------
                                              2002          2003           2004         2002-03       2003-04
                                              ----          ----           ----         -------       -------
                                                                       (In millions)
 Currency transaction gains                 $  2.7       $   -           $   -          $ (2.7)       $   -
 Interest income from affiliates              22.8           -              2.8          (22.8)          2.8
 Trade interest income                         1.6           .7             1.1            (.9)           .4
 Interest expense to affiliates              (18.7)         (.1)             -            18.6            .1
 Interest expense                            (16.7)       (32.5)          (36.7)         (15.8)         (4.2)
                                            ------       ------          ------         ------        ------

                                            $ (8.3)      $(31.9)         $(32.8)        $(23.6)       $  (.9)
                                            ======       ======          ======         ======        ======

     Interest income fluctuates in part based upon the amount of funds invested and yields thereon. Aggregate interest income increased $3.2 million in 2004 compared to 2003 due primarily to interest on KII's notes receivable from Kronos entered into during the fourth quarter of 2004. Aggregate interest income declined $23.7 million in 2003 compared to 2002 primarily due to lower average yields on invested funds and lower average levels of funds available for investment. The Company expects interest income will be higher in 2005 than 2004 due to the Company's notes receivable from Kronos which are expected to be outstanding during the full year.

     The Company has a significant  amount of  indebtedness  denominated  in the euro, including the Company's euro-denominated Senior Secured Notes. Accordingly, the reported amount of interest expense will vary depending on relative changes in foreign currency exchange rates. Interest expense in 2004 was higher than 2003 due primarily to relative changes in foreign currency exchange rates, which increased the U.S. dollar equivalent of interest expense on the euro 285 million principal amount of KII Senior Secured Notes outstanding during both years by approximately $3 million as compared to the respective prior year. In addition, KII issued an additional euro 90 million principal amount of KII Senior Secured Notes in November 2004, and the interest expense associated with these additional Senior Secured Notes was $1 million in 2004.

     Interest expense decreased $2.8 million in 2003 as compared to 2002 due primarily to the net effects of lower average levels of indebtedness, associated currency effects and lower average interest rates on the Company's indebtedness.

     Assuming interest rates and foreign currency exchange rates do not increase significantly from current levels, interest expense in 2005 is expected to be higher than 2004 due primarily to the effect of the issuance of an additional euro 90 million principal amount of KII Senior Secured Notes in November 2004.

     At December 31, 2004, approximately $519.2 million of consolidated indebtedness, principally KII's Senior Secured Notes, bears interest at fixed interest rates averaging 8.4% (2003 - $356 million with a weighted average interest rate of 8.9%; 2002 - $297 million with a weighted average fixed interest rate of 8.9%). The weighted average interest rate on $14 million of outstanding variable rate borrowings at December 31, 2004 was 3.9% (2003 - none outstanding; 2002 - $27 million outstanding at 6.5%). See Note 6 to the Consolidated Financial Statements.

     The Company had certain loans to affiliates that were outstanding during 2002. The Company transferred such notes receivable from affiliates to Kronos in July 2002, and accordingly no longer reports interest income on such loans to affiliates after that date.

     As noted above,  KII has a certain  amount of  indebtedness  denominated in
currencies  other  than  the  U.S.  dollar.  See  Item  7A,   "Quantitative  and
Qualitative Disclosures About Market Risk."

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

     At December 31, 2004, the Company had the equivalent of $671 million and $232 million of income tax loss carryforwards for German corporate and trade tax purposes, respectively, all of which have no expiration date. As more fully described in Note 9 to the Consolidated Financial Statements, the Company had previously provided a deferred income tax asset valuation allowance against substantially all of these tax loss carryforwards and other deductible temporary differences in Germany because the Company did not believe they met the "more-likely-than-not" recognition criteria. During the first six months of 2004, the Company reduced its deferred income tax asset valuation allowance by approximately $8.7 million, primarily as a result of utilization of these German net operating loss carryforwards, the benefit of which had not previously been recognized. At June 30, 2004, after considering all available evidence, the Company concluded that these German tax loss carryforwards and other deductible temporary differences now met the "more-likely-than-not" recognition criteria. Under applicable GAAP related to accounting for income taxes at interim periods, a change in estimate at an interim period resulting in a decrease in the valuation allowance is segregated into two components, the portion related to the remaining interim periods of the current year and the portion related to all future years. The portion of the valuation allowance reversal related to the former is recognized over the remaining interim periods of the current year, and the portion of the valuation allowance related to the latter is recognized at the time the change in estimate is made. Accordingly, as of June 30, 2004, the Company reversed $268.6 million of the valuation allowance (the portion related to future years), and KII reversed the remaining $3.4 million during the last six months of 2004. Because the benefit of such net operating loss carryforwards and other deductible temporary differences in Germany has now been recognized, the Company's effective income tax rate in 2005 is expected to be higher than what it would have otherwise been, although its future cash income tax rate will not be affected by the reversal of the valuation allowance. Prior to the complete utilization of such carryforwards, it is possible that the Company might conclude in the future that the benefit of such carryforwards would no longer meet the "more-likely-than-not" recognition criteria, at which point the Company would be required to recognize a valuation allowance against the then-remaining tax benefit associated with the carryforwards.

     In January 2004, the German federal government enacted new tax law amendments that limit the annual utilization of income tax loss carryforwards effective January 1, 2004 to 60% of taxable income after the first euro 1 million of taxable income. The new law will have a significant effect on the Company's cash tax payments in Germany going forward, the extent of which will be dependent upon the level of taxable income earned in Germany.

     During 2003, the Company reduced its deferred income tax asset valuation allowance by an aggregate of approximately $6.7 million, primarily as a result of utilization of certain income tax attributes for which the benefit had not previously been recognized. In addition, the Company recognized a $38.0 million income tax benefit related to the net refund of certain prior year German income taxes.

     During 2002, the Company reduced its deferred income tax asset valuation allowance by an aggregate of approximately $2.8 million, primarily as a result of utilization of certain income tax attributes for which the benefit had not previously been recognized. The provision for income taxes in 2002 also includes a $2.3 million deferred income tax benefit related to certain changes in the Belgian tax law.

     In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law contains several provisions that could impact the Company. These provisions provide for, among other things, a special deduction from U.S. taxable income equal to a stipulated percentage of qualified income from domestic production activities (as defined) beginning in 2005, and a special 85% dividends received deduction for certain dividends received from controlled foreign corporations. Both of these provisions are complex and subject to numerous limitations. See Note 9 to the Consolidated Financial Statements.

     Related party transactions. The Company is a party to certain transactions with related parties. See Note 11 to the Consolidated Financial Statements.

     Accounting principles newly adopted in 2002, 2003 and 2004. See Note 14 to the Consolidated Financial Statements.

     Accounting principles not yet adopted: See Note 15 to Consolidated Financial Statements.

     Defined benefit pension plans. The Company maintains various defined benefit pension plans in Europe. See Note 10 to the Consolidated Financial Statements.

     The Company accounts for its defined benefit pension plans using SFAS No. 87, "Employer's Accounting for Pensions." Under SFAS No. 87, defined benefit pension plan expense and prepaid and accrued pension costs are each recognized based on certain actuarial assumptions, principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels. The Company recognized consolidated defined benefit pension plan expense of $5.7 million in 2002, $5.8 million in 2003 and $10.4 million in 2004. The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.), and will generally differ from pension expense recognized under SFAS No. 87 for financial reporting purposes. Contributions made by the Company to all of its plans aggregated $7.8 million in 2002, $10.2 million in 2003 and $11.7 million in 2004.

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

     At December 31, 2004, approximately 76% and 20% of the projected benefit obligation related to Company plans in Germany and Norway, respectively. The Company uses several different discount rate assumptions in determining its consolidated defined benefit pension plan obligations and expense because the Company maintains defined benefit pension plans in several different countries in Europe and the interest rate environment differs from country to country.

     The Company used the following discount rates for its defined benefit pension plans:

                                                       Discount rates used for:
                ----------------------------------------------------------------------------------------------------
                ----------------------------------------------------------------------------------------------------
                          Obligations at                     Obligations at                   Obligations at
                         December 31, 2002                  December 31, 2003                December 31, 2004
                        and expense in 2003                and expense in 2004              and expense in 2005
                -----------------------------------  --------------------------------  -----------------------------

Germany                        5.5%                                5.3%                              5.0%
Norway                         6.0%                                5.5%                              5.0%


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

     At December 31, 2004, approximately 70% and 26% of the plan assets related to the Company's plans in Germany and Norway, respectively. The Company uses several different long-term rates of return on plan asset assumptions in determining its consolidated defined benefit pension plan expense because the Company maintains defined benefit pension plans in several different countries in Europe, the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

     In determining the expected long-term rate of return on plan asset assumptions, the Company considers the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of its plans and the expected long-term rates of return for such asset components. In addition, the Company receives advice about appropriate long-term rates of return from the Company's third-party actuaries. Such assumed asset mixes are summarized below:

o In Germany, the composition of the Company's plan assets is established to satisfy the requirements of the German insurance commissioner. The current plan asset allocation at December 31, 2004 was 23% to equity managers, 48% to fixed income managers and 29% to real estate.

o In Norway, the Company currently has a plan asset target allocation of 14% to equity managers, 62% to fixed income managers and the remainder primarily to cash and liquid investments. The expected long-term rate of return for such investments is approximately 8%, 4.5% to 6.5% and 2.5%, respectively. The plan asset allocation at December 31, 2004 was 16% to equity managers, 64% to fixed income managers and the remainder primarily to cash and liquid investments.

     The Company regularly reviews its actual asset allocation for each of its plans and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

     The Company's assumed long-term rates of return on plan assets for 2002, 2003 and 2004 were as follows:

                        2002                  2003                   2004
                       ------                ------                 ------

  Germany               6.8%                  6.5%                   6.0%
  Norway                7.0%                  6.0%                   6.0%

     The Company currently expects to utilize the same long-term rate of return on plan asset assumptions in 2005 as it used in 2004 for purposes of determining the 2005 defined benefit pension plan expense.

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

     Based on the actuarial assumptions described above and the Company's current expectation for what actual average foreign currency exchange rates will be during 2005, the Company expects its defined benefit pension expense will approximate $11 million in 2005. In comparison, the Company expects to be required to make approximately $4 million of contributions to such plans during 2005.

     As noted above, defined benefit pension expense and the amounts recognized as prepaid and accrued pension costs are based upon the actuarial assumptions discussed above. The Company believes all of the actuarial assumptions used are reasonable and appropriate. If the Company had lowered the assumed discount rate by 25 basis points for all of its plans as of December 31, 2004, the Company's aggregate projected benefit obligations would have increased by approximately $11.1 million at that date, and the Company's defined benefit pension expense would be expected to increase by approximately $1.4 million during 2005. Similarly, if the Company lowered the assumed long-term rate of return on plan assets by 25 basis points for all of its plans, the Company's defined benefit pension expense would be expected to increase by approximately $500,000 during 2005.

Foreign operations

     The Company's operations are located in Europe where the functional currency is not the U.S. dollar. As a result, the reported amount of the Company's assets and liabilities, and therefore the Company's consolidated net assets, will fluctuate based upon changes in currency exchange rates. At December 31, 2004, the Company had substantial net assets denominated in the euro, Norwegian kroner and United Kingdom pound sterling.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

     The Company's consolidated cash flows for each of the past three years are presented below:

                                                   Years ended December 31,
                                             ----------------------------------
                                               2002         2003         2004
                                               ----         ----         ----
                                                         (In millions)

Operating activities                         $  68.2      $ 104.8      $ 142.2
Investing activities                           (29.7)       (31.7)       (34.2)
Financing activities                           (57.5)       (54.9)      (129.9)
                                             -------      -------      -------

Net cash provided (used) by operating,
  investing and financing activities         $ (19.0)     $  18.2      $ (21.9)
                                             =======      =======      =======



     Operating activities. Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in the Company's earnings. However, certain items included in the determination of net income are non-cash, and therefore such items have no impact on cash flows from operating activities. Non-cash items included in the determination of net income include depreciation and amortization expense, non-cash interest expense and asset impairment charges. Non-cash interest expense relates to amortization of original issue discount or premium on certain indebtedness and amortization of deferred financing costs.

     Certain other items included in the determination of net income may have an impact on cash flows from operating activities, but the impact of such items on cash flows from operating activities will differ from their impact on net income. For example, the amount of periodic defined benefit pension plan expense depends upon a number of factors, including certain actuarial assumptions, and changes in such actuarial assumptions will result in a change in the reported expense. In addition, the amount of such periodic expense generally differs from the outflows of cash required to be currently paid for such benefits.

     Certain other items included in the determination of net income have no impact on cash flows from operating activities, but such items do impact cash flows from investing activities (although their impact on such cash flows differs from their impact on net income). For example, realized gains and losses from the disposal long-lived assets are included in the determination of net income, although the proceeds from any such disposal are shown as part of cash flows from investing activities.

     Changes in product pricing, production volumes and customer demand, among other things, can significantly affect the liquidity of the Company. Relative changes in assets and liabilities generally result from the timing of production, sales, purchases and income tax payments. Such relative changes can significantly impact the comparability of cash flow from operations from period to period, as the income statement impact of such items may occur in a different period from when the underlying cash transaction occurs. For example, raw materials may be purchased in one period, but the payment for such raw materials may occur in a subsequent period. Similarly, inventory may be sold in one period, but the cash collection of the receivable may occur in a subsequent period. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivable. Relative changes in inventories, accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volumes and sales volumes.

     Cash flows provided from operating activities increased from $104.8 million in 2003 to $142.2 million in 2004. This $37.4 million increase was due primarily to the net effect of (i) higher net income of $244.2 million, (ii) a larger deferred income tax benefit of $312.7 million, (iii) higher depreciation and amortization expense of $4.1 million, (iv) a higher amount of net cash provided from changes in the Company's inventories, receivables, payables, accruals and accounts with affiliates of $34.5 million and (v) higher cash received for income taxes of $12.3 million.

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

     Investing cash flows. The Company's capital expenditures were $27.6 million, $31.5 million and $33.7 million in 2002, 2003 and 2004, respectively. Capital expenditures in 2002 included an aggregate of $3.1 million for the rebuilding of the Company's Leverkusen, Germany sulfate plant.

     The Company's capital expenditures during the past three years include an aggregate of approximately $14 million ($5.1 million in 2004) for the Company's ongoing environmental protection and compliance programs. The Company's estimated 2005 capital expenditures are $37 million and include approximately $4 million in the area of environmental protection and compliance.

     Financing cash flows. During 2004, (i) KII issued an additional euro 90 million principal amount of it Senior Secured Notes at 107% of par (equivalent to $130 million when issued) and (ii) KII's operating subsidiaries in Germany, Belgium and Norway borrowed an aggregate of euro 90 million ($112 million when borrowed) of borrowings under its three-year euro 80 million secured revolving credit facility ("European Credit Facility"), of which euro 80 million ($100 million) were subsequently repaid. See Note 6 to the Consolidated Financial Statements.

     In the fourth quarter of 2004, KII transferred an aggregate euro 163.1 million ($209.5 million) to Kronos in return for two promissory notes. Interest on both notes is payable to KII on a quarterly basis at an annual rate of 9.25%. Due to the long-term investment nature of these notes, settlement of the intercompany notes receivable is not contemplated within the foreseeable future and as such have been presented as a separate component of the Company's stockholder's equity.

     In March 2003, the Company's operating subsidiaries in Germany, Belgium and Norway borrowed euro 15 million ($16.1 million when borrowed), in April 2003, repaid NOK 80 million ($11.0 million when repaid) and in the third quarter of 2003, repaid euro 30.0 million ($33.9 million when repaid) under the European Credit Facility.

     In March 2002 the Company repaid $25 million principal amount of affiliate indebtedness to Kronos. In June 2002 the Company repaid $169 million principal amount, plus accrued interest of affiliate indebtedness, to Kronos with proceeds from the June 2002 issuance of the euro 285 million principal amount of the KII 8.875% Senior Secured Notes ($280 million when issued) (the "Notes"). Further, in June 2002, the Company repaid euro 113.8 million ($111.8 million), including interest, of a euro-denominated note payable to Kronos with proceeds from the Notes offering.

     Also in June 2002, the Company's operating subsidiaries in Germany, Belgium and Norway borrowed euro 13 million ($13 million) and NOK 200 million ($26 million) which, along with available cash, was used to repay and terminate KII's short term notes payable ($53.2 million when repaid). In 2002, the Company repaid a net euro-equivalent 12.7 million ($12.4 million when repaid) and 1.7 million ($1.6 million when repaid), respectively, of the European Credit Facility.

     Deferred financing costs paid of $10.0 million in 2002 and $2.0 million in 2004 for the Notes and the European Credit Facility are being amortized over the lives of the respective agreements and are included in other noncurrent assets as of December 31, 2004.

     Cash dividends paid during 2003 and 2004 totaled $25.0 million and $60.0 million, respectively. (No dividends were paid in 2002). The declaration and payment of future dividends is discretionary, and the amount, if any, will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Company's Board of Directors.

     Cash flows related to capital contributions and other transactions with affiliates aggregated a net cash inflow of $2.9 million in 2002. Such amounts related principally to dividends or loans KII received from, or capital contributions or loans KII made to affiliates (such notes receivable from affiliates being reported as reductions to the Company's stockholder's equity, and therefore considered financing cash flows). KII transferred its Canadian operations to Kronos in April 2002, and accordingly KII no longer reports any such capital transaction cash flows related to such Canadian operations subsequent to April 2002. Additionally, settlement of the above-mentioned notes receivable from affiliates was not then currently contemplated in the foreseeable future. In July 2002, KII transferred such notes receivable from affiliates to Kronos in one or more non-cash transactions, and as a result KII no longer reports cash flows related to such notes receivable from affiliates.

     Provisions contained in certain of our credit agreements could result in the acceleration of the applicable indebtedness prior to its stated maturity. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Other than operating lease commitments disclosed in Note 12 to the Consolidated Financial Statements, the Company is not party to any material off-balance sheet financing arrangements.

     Cash,  cash  equivalents,  restricted  cash and restricted  marketable debt securities and borrowing availability. At December 31, 2004, the Company had current cash and cash equivalents aggregating $17.5 million, had current restricted cash equivalents of $1.5 million and noncurrent restricted marketable debt securities of $2.9 million. At December 31, 2004, certain of the Company's subsidiaries had approximately $93 million available for borrowing under the European Credit Facility (based on borrowing availability). The European Credit Facility matures in June 2005, and the Company expects to seek renewal of the facility in the first half of 2005. At December 31, 2004, the Company had approximately $49 million available for payment of dividends and other restricted payments as defined in the Notes indenture.

     Based upon the Company's expectations for the TiO2 industry and anticipated demands on the Company's cash resources as discussed herein, the Company expects to have sufficient liquidity to meet its obligations including operations, capital expenditures, debt service and current dividend policy. To the extent that actual developments differ from the Company's expectations, the Company's liquidity could be adversely affected.

     Legal   proceedings  and  environmental   matters.   See  Note  12  to  the
Consolidated   Financial   Statements   for  certain   legal   proceedings   and
environmental matters with respect to the Company.

     Foreign operations. As discussed above, the Company's operations are located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amount of the Company's assets and liabilities related to its operations, and therefore the Company's consolidated net assets, will fluctuate based upon changes in currency exchange rates. At December 31, 2004, the Company had substantial net assets denominated in the euro, Norwegian kroner and United Kingdom pound sterling.

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

     Other. The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its dividend policy, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, the Company in the past has sought, and in the future may seek, to reduce, refinance, repurchase or restructure indebtedness; raise additional capital; issue additional securities; restructure ownership interests; modify its dividend policy; sell interests in subsidiaries or other assets; or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, the Company may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals or other industries, as well as the acquisition of interests in related companies. In the event of any such acquisition or joint venture transaction, the Company may consider using available cash, issuing equity securities or increasing its indebtedness to the extent permitted by the agreements governing the Company's existing debt. See Note 6 to the Consolidated Financial Statements.

Summary of debt and other contractual commitments

     As more fully described in the notes to the Consolidated Financial Statements, the Company is a party to various debt, lease and other agreements which contractually and unconditionally commit the Company to pay certain amounts in the future. See Notes 6 and 12 to the Consolidated Financial Statements. The following table summarizes such contractual commitments of the Company and its consolidated subsidiaries as of December 31, 2004 by the type and date of payment.

                                                             Payment due date
                                   ------------------------------------------------------------------
                                                                                2010 and
   Contractual commitment           2005       2006/2007       2008/2009         after         Total
   ----------------------           ----       ---------       ---------        --------       -----
                                                                 (In millions)

Third-party indebtedness          $  13.8       $    .2         $ 519.2         $    -        $ 533.2

Interest payments on
 third-party indebtedness            45.0          89.4            44.7              -          179.1

Operating leases                      3.4           4.0             3.0            20.9          31.3

Fixed asset acquisitions              5.5            -               -               -            5.5

Estimated tax obligations            17.1            -               -               -           17.1
                                  -------       -------         -------         -------       -------

                                  $  84.8       $  93.6         $ 566.9         $  20.9       $ 766.2
                                  =======       =======         =======         =======       =======

     The timing and amount shown for the Company's commitments related to indebtedness (principal and interest), operating leases, fixed asset acquisitions, long-term supply contracts are based upon the contractual payment amount and the contractual payment date for such commitments. With respect to revolving credit facilities, the amount shown for indebtedness is based upon the actual amount outstanding at December 31, 2004, and the amount shown for interest for any outstanding variable-rate indebtedness is based upon the December 31, 2004 interest rate and assumes that such variable-rate indebtedness remains outstanding until the maturity of the facility. The amount shown for income taxes is the consolidated amount of income taxes payable at December 31, 2004, which is assumed to be paid during 2005. A significant portion of the amount shown for indebtedness relates to KII's Senior Secured Notes ($519.2 million at December 31, 2004). Such indebtedness is denominated in euro. See
Item 7A - "Quantative and Qualitative Disclosures About Market Risk" and Note 6 to the Consolidated Financial Statements.

     The above table does not reflect any amounts that the Company might pay to fund its defined benefit pension plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs. Such defined benefit pension plans are discussed above in greater detail. The above table also does not reflect any amounts that the Company might pay related to its asset retirement obligations, as the terms and amounts of such future fundings are unknown. See Notes 10 and 14 to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     General. The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and equity security prices. In the past, the Company has periodically entered into currency forward contracts, interest rate swaps or other types of contracts in order to manage a portion of its interest rate market risk. Otherwise, the Company does not generally enter into forward or option contracts to manage such market risks, nor does the Company enter into any such contract or other type of derivative instrument for trading or speculative purposes. Other than as described below, the Company was not a party to any material forward or derivative option contract related to foreign exchange rates, interest rates or equity security prices at December 31, 2003 and 2004. See Notes 1 and 13 to the Consolidated Financial Statements.

     Interest rates. The Company is exposed to market risk from changes in interest rates, primarily related to indebtedness. At December 31, 2003 and 2004, substantially all of the Company's aggregate indebtedness was comprised of fixed-rate instruments. The large percentage of fixed-rate debt instruments minimizes earnings volatility that would result from changes in interest rates. The following table presents principal amounts and weighted average interest rates for the Company's aggregate outstanding indebtedness at December 31, 2004. At December 31, 2003 and 2004, all outstanding fixed-rate indebtedness was denominated in euros, and the outstanding variable rate borrowings were denominated in euros. Information shown below for such foreign currency denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 2004 using exchange rates of 1.36 U.S. dollars per euro. Certain Norwegian kroner denominated capital leases totaling $300,000 in 2004 have been excluded from the table below.

                                              Amount
                                     -----------------------
                                      Carrying        Fair      Interest      Maturity
    Indebtedness                        value         value       rate          date
    ------------                      --------       ------     --------     ----------
                                          (In millions)

Fixed-rate indebtedness -
  euro-denominated
   Senior Secured Notes               $ 519.2       $ 549.1       8.9%          2009
                                      =======       =======


Variable rate indebtedness -
  European Credit Facility            $  13.6       $  13.6       3.9%          2005
                                      =======       =======

     At December 31, 2003, euro-denominated fixed rate indebtedness aggregated $356.1 million (fair value - $356.1 million) with a weighted-average interest rate of 8.9%.

     Foreign currency exchange rates. The Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of manufacturing and selling its products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Norwegian kroner and the United Kingdom pound sterling.

     As described above, at December 31, 2004, the Company had the equivalent of $532.8 million of outstanding euro-denominated indebtedness (2003 - the equivalent of $356.1 million of euro-denominated indebtedness). The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $52.4 million at December 31, 2004 (2003 - $35.6 million).

     At December 31, 2003, the Company had entered into a short-term currency contract maturing on January 2, 2004 to exchange an aggregate of euro 40 million into U.S. dollars at an exchange rate of U.S. $1.25 per euro. Such contract was entered into in conjunction with the January 2004 payment of an intercompany dividend from one of the Company's European subsidiaries. At December 31, 2003, the actual exchange rate was U.S. $1.25 per euro. The estimated fair value of such foreign currency forward contract was not material at December 31, 2003.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President, Finance and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of December 31, 2004. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

     Internal Control Over Financial Reporting. The Company also maintains a system of internal controls over financial reporting. The term "internal control over financial reporting," as defined by regulations of the SEC, means a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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

     There has been no change to the Company's internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     The Company currently expects that Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to annually include a management report on internal control over financial reporting starting with the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The Company's independent registered public accounting firm will also be required to annually audit the Company's internal control over financial reporting. In order to achieve compliance with Section 404, the Company has been documenting, testing and evaluating its internal control over financial reporting since 2004, using a combination of internal and external resources. The process of documenting, testing and evaluating the Company's internal control over financial reporting under the applicable guidelines is complex and time consuming, and available internal and external resources necessary to assist the Company in the documentation and testing required to comply with Section 404 are limited. While the Company currently believes it has dedicated the appropriate resources, that it will be able to fully comply with Section 404 in its Annual Report on Form 10-K for the year ended December 31, 2006 and be in a position to conclude that the Company's internal control over financial reporting is effective as of December 31, 2006, because the applicable requirements are complex and time consuming, and because currently unforeseen events or circumstances beyond the Company's control could arise, there can be no assurance that the Company will ultimately be able to fully comply with Section 404 in its Annual Report on Form 10-K for the year ended December 31, 2006 or whether it will be able to conclude that the Company's internal control over financial reporting is effective as of December 31, 2006.

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

     Omitted pursuant to the General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted pursuant to the General Instruction I of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table shows the aggregate fees PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm ("PwC"), has billed or is expected to bill to the Company and its subsidiaries for services rendered for 2003 and 2004. No fees were billed or expected to be billed by PwC to the Company for services performed in 2003 and 2004 for financial information systems design and implementation.

                                           December 31,
                                          --------------
                                      2003               2004
                                      ----               ----
                                          (In thousands)

         Audit(1)                    $ 668              $1,149
         Audit related(2)               26                   8
         Tax(3)                         32                  12
                                     -----              ------

         Total                       $ 726              $1,169
                                     =====              ======


1)   Fees for the following services:

     a) audits of the Company's consolidated year-end financials statements for each year and audits of internal controls over financial reporting in 2004;

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

     See Appendix B to Kronos' proxy statement dated April 16, 2004 for the Kronos audit committee's policies and procedures.

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

 (b)           Reports on Form 8-K

               Reports on Form 8-K filed for the quarter ended December 31, 2004.

                    November 24, 2004 - Reported  Item 1.01,  Item 2.03 and Item
               9.01.


 (c)           Exhibits

               Included as exhibits are the items listed in the Exhibit Index. the Company will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover the costs to the Company of furnishing the exhibits. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2004 will be furnished to the Commission upon request.

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

4.5 Purchase Agreement dated November 18, 2004 between Kronos International, Inc. and Deutsche Bank AG London - incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of the Registrant dated November 24, 2004.

4.6 Form of Registration Rights Agreement as of November 26, 2004 between Kronos International, Inc. and Deutsche Bank AG London - incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K of the Registrant dated November 24, 2004.

4.7 Collateral Agency Agreement, dated as of June 28, 2002, among The Bank of New York, U.S. Bank, N.A. and the Registrant (filed herewith only with respect to Sections 2, 5, 6 and 8 thereof) - incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended June 30, 2002.

4.8 Security Over Shares Agreement (shares of Kronos Limited), dated June 28, 2002, between the Registrant and The Bank of New York, U.S., as trustee - incorporated by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended June 30, 2002.

4.9 Pledge of Shares (shares of Kronos Denmark ApS), dated June 28, 2002, between the Registrant and U.S. Bank, N.A., as collateral agent - incorporated by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended June 30, 2002.

4.10 Pledge Agreement (pledge of shares of Societe Industrielle du Titane, S.A.), dated June 28, 2002, between the Registrant and U.S. Bank, N.A., as collateral agent - incorporated by reference to Exhibit 4.9 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended June 30, 2002.

4.11      Partnership   Interest  Pledge  Agreement  (pledge  of  fixed  capital
          contribution in Kronos Titan GmbH & Co. OHG), dated June 28, 2002, between the Registrant and U.S. Bank, N.A., as collateral agent - incorporated by reference to Exhibit 4.10 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended June 30, 2002.

4.12 Recapitalization Agreement, dated as of June 5, 2002, between the Registrant and Kronos, Inc. - incorporated by reference to Exhibit
          4.12 to the Registrant's Registration Statement on Form S-4 (File No. 333-100047).

4.13 Redemption Agreement, dated as of June 6, 2002, between the Registrant and NL Industries, Inc. - incorporated by reference to Exhibit 4.13 to the Registrant's Registration Statement on Form S-4 (File No. 333-100047).

4.14 Form of Profit Participation Certificate (English translation from German language document) - incorporated by reference to Exhibit 4.14 to the Registrant's Registration Statement on Form S-4 (File No. 333-100047).

10.1 Euro 80,000,000 Facility Agreement, dated June 25, 2002, among Kronos Titan GmbH & Co. OHG, Kronos Europe S.A./N.V., Kronos Titan A/S and Titania A/S, as borrowers, Kronos Titan GmbH & Co. OHG, Kronos Europe S.A./N.V. and Kronos Norge AS, as guarantors, Kronos Denmark ApS, as security provider, Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent and security agent, and KBC Bank NV, as fronting bank, and the financial institutions listed in
          Schedule 1 thereto,  as lenders - incorporated by reference to Exhibit
          10.1 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended June 30, 2002.

10.2 First Amendment Agreement, dated September 3, 2004, Relating to a Facility Agreement dated June 25, 2002 among Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Titan AS and Titania A/S, as borrowers,
          Kronos Titan GmbH, Kronos Europe S.A./N.V. and Kronos Norge AS, as guarantors, Kronos Denmark ApS, as security provider, with Deutsche Bank Luxembourg S.A., acting as agent - incorporated by reference to
          Exhibit 10.8 to the Registration Statement on Form S-1 of Kronos Worldwide, Inc. (File No. 333-119639).

10.3 Lease Contract, dated June 21, 1952, between Farbenfabriken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof) - incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of NL Industries, Inc. for the year ended December 31, 1985.

10.4 Contract on Supplies and Services, dated as of June 30, 1995, among Bayer AG, Kronos Titan-GmbH & Co. OHG and the Registrant (English translation from German language document) - incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended September 30, 1995.

10.5 Amendment dated August 11, 2003 to the Contract on Supplies and Services among Bayer AG, Kronos Titan-GmbH & Co. OHG and Kronos International (English translation of German language document) - incorporated by reference to Exhibit 10.32 of the Registration statement on Form 10 of the Registrant (File No. 001-31763).

10.6 Master Technology Exchange Agreement, dated as of October 18, 1993, among Kronos, Inc., Kronos Louisiana, Inc., the Registrant, Tioxide Group Limited and Tioxide Group Services Limited - incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended September 30, 1993.

10.7 Intercorporate Services Agreement, dated as of January 1, 2005, among Kronos Worldwide, Inc., Kronos (US), Inc., Kronos International, Inc. and Kronos Canada, Inc.

10.8 Tax Agreement, dated as of May 28, 2002, between Kronos, Inc. and the Registrant - incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-4 (File No. 333-100047).

10.9 Services Agreement, dated as of January 1, 2004, among Kronos International, Inc., Kronos Europe S.A./N.V., Kronos (US), Inc., Kronos Titan GmbH, Kronos Denmark ApS, Kronos Canada, Inc., Kronos Limited, Societe Industrielle Du Titane, S.A., Kronos B.V., Kronos Titan AS and Titania AS.

10.10 Form of Assignment and Assumption Agreement, dated as of January 1, 1999, between Kronos, Inc. (formerly known as Kronos (USA), Inc.) and the Registrant - incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-4 (File No. 333-100047).

10.11 Form of Cross License Agreement, effective as of January 1, 1999, between Kronos Inc. (formerly known as Kronos (USA), Inc.) and the
          Registrant - incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-4 (File No. 333-100047).

10.12** NL Industries, Inc. 1998 Long-Term Incentive Plan - incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A of NL Industries, Inc. for the annual meeting of shareholders held on May 6, 1998.

10.13**   Form  of  Kronos  Worldwide,   Inc.  Long-Term  Incentive  Plan  -
          incorporated by reference to Exhibit 10.4 of Kronos Worldwide, Inc.'s Registration Statement on Form 10 (File No. 001-31763).

10.14** Form of Indemnity Agreement between the Registrant and the officers and directors of the Registrant - incorporated by reference to Exhibit
          10.12 to the Registrant's Registration Statement on Form S-4 (File No. 333-100047).

10.15* Richards Bay Slag Sales Agreement, dated May 1, 1995, between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc.
          - incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for NL Industries, Inc. for the year ended December 31, 1995.

10.16* Amendment to Richards Bay Slag Sales Agreement, dated May 1, 1999, between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for NL Industries, Inc. for the year ended December 31, 1999.

10.17* Amendment to Richards Bay Slag Sales Agreement, dated June 1, 2001, between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for NL Industries, Inc. for the year ended December 31, 2001.

10.18* Amendment to Richards Bay Slag Sales Agreement dated December 20, 2002 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for NL Industries, Inc. for the year ended December 31, 2002.

10.19* Amendment to Richards Bay Slag Sales Agreement dated October 31, 2003 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc - incorporated by reference to Exhibit 10.17 to Kronos Worldwide, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003.

10.20     Agreement  between   Sachtleben  Chemie  GmbH  and  Kronos  Titan-GmbH
          effective  December  30, 1986 -  incorporated  by reference to Exhibit
          10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.21 Supplementary Agreement to the Agreement of December 30, 1986 between Sachtleben Chemie GmbH and Kronos Titan-GmbH dated May 3, 1996 - incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.22 Second Supplementary Agreement to the Contract dated December 30, 1986 between Sachtleben Chemie GmbH and Kronos Titan-GmbH dated January 8, 2002 - incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.23** Summary of Consulting Arrangement, beginning on August 1, 2003, between Lawrence A. Wigdor and Kronos Worldwide, Inc. - incorporated by reference to Exhibit 10.50 to NL Industries, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004.

10.24 Agency Agreement, dated as of January 1, 2004, among Kronos International, Inc., Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Canada, Inc., Kronos Titan AS and Societe Indutrielle Du Titane, S.A.

10.25 Titanium Dioxide Products and Titanium Chemicals Distribution Agreement, dated as of January 1, 2005, among Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Canada, Inc., Kronos Titan AS, Kronos
          (US), Inc., Kronos Denmark ApS, Kronos Titan GmbH, Kronos Limited, Societe Industrielle Du Titane, S.A. and Kronos B.V.

10.26 Raw Material Purchase and Sale Agreement, dated as of January 1, 2004, among Kronos (US), Inc., Kronos Titan GmbH, Kronos Europe S.A./N.V. and Kronos Canada, Inc.

10.27 Promissory note in the amount of euro 65,000,000, dated as of October 12, 2004 between the Registrant and Kronos Worldwide, Inc.

10.28 Promissory note in the amount of euro 98,094,875, dated as of November 26, 2004 between the Registrant and Kronos Worldwide, Inc.


31.1      Certification.

31.2      Certification.

32.1      Certification.

___________________________________

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

                                                  Kronos International, Inc.
                                                   (Registrant)


                                                  By:/s/ Harold C. Simmons
                                                  ----------------------------
                                                    Harold C. Simmons
                                                    March 30, 2005
                                                    (Chief Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Dr. Henry Basson                        /s/ Gregory M. Swalwell
--------------------------------            ----------------------------------
Dr. Henry Basson , March 30, 2005           Gregory M. Swalwell, March 30, 2005
(Director)                                  (Vice President, Finance;
                                             Principal Financial Officer)

/s/ Andrew Kasprowiak                       /s/ Volker Roth
--------------------------------            ----------------------------------
Andrew Kasprowiak, March 30, 2005           Volker Roth, March 30, 2005
(Director)                                  (Director)

/s/ Dr. Ulfert Fiand                        /s/ James W. Brown
--------------------------------            ----------------------------------
Dr. Ulfert Fiand, March 30, 2005            James W. Brown, March 30, 2005
(Director)                                   (Vice President, Controller;
                                              Principal Accounting Officer)



                           KRONOS INTERNATIONAL, INC.

                           Annual Report on Form 10-K

                            Items 8, 15(a) and 15(d)

                   Index of Financial Statements and Schedules


Financial Statements                                                   Page

  Report of Independent Registered Public Accounting Firm               F-2

  Consolidated Balance Sheets - December 31, 2003 and 2004              F-3

  Consolidated Statements of Income -
   Years ended December 31, 2002, 2003 and 2004                         F-5

  Consolidated Statements of Comprehensive Income -
   Years ended December 31, 2002, 2003 and 2004                         F-6

  Consolidated Statements of Stockholder's Equity -
   Years ended December 31, 2002, 2003 and 2004                         F-7

  Consolidated Statements of Cash Flows -
   Years ended December 31, 2002, 2003 and 2004                         F-8

  Notes to Consolidated Financial Statements                            F-10


Financial Statement Schedules


  Report of Independent Registered Public Accounting Firm               S-1

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






             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Stockholder and Board of Directors of Kronos International, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholder's equity and cash flows present fairly, in all material respects, the financial position of Kronos International, Inc. and Subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





                                                      PricewaterhouseCoopers LLP

Dallas, Texas
March 30, 2005






                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2003 and 2004

                        (In thousands, except share data)


               ASSETS
                                                              2003                 2004
                                                              ----                 ----

 Current assets:
   Cash and cash equivalents                               $ 37,121             $ 17,505
   Restricted cash                                            1,313                1,529
   Accounts and other receivables                           112,797              130,729
   Receivables from affiliates                                1,884                2,517
   Refundable income taxes                                   35,150                2,586
   Inventories                                              168,131              170,261
   Prepaid expenses                                           3,349                3,141
   Deferred income taxes                                        943                 -
                                                           --------             --------

       Total current assets                                 360,688              328,268
                                                           --------             --------

 Other assets:
    Deferred financing costs, net                             9,761               10,404
    Restricted marketable debt securities                     2,586                2,877
    Unrecognized net pension obligation                       7,812                7,524
    Deferred income taxes                                         -              238,284
    Other                                                     1,266                1,591
                                                           --------             --------

       Total other assets                                    21,425              260,680
                                                           --------             --------

 Property and equipment:
   Land                                                      31,106               34,164
   Buildings                                                139,665              153,442
   Equipment                                                644,733              724,904
   Mining properties                                         63,701               71,980
   Construction in progress                                   7,565               13,560
                                                           --------             --------
                                                            886,770              998,050
   Less accumulated depreciation and
    amortization                                            518,383              601,815
                                                           --------             --------

       Net property and equipment                           368,387              396,235
                                                           --------             --------

                                                           $750,500             $985,183
                                                           ========             ========






                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 2003 and 2004

                        (In thousands, except share data)



    LIABILITIES AND STOCKHOLDER'S EQUITY
                                                              2003                 2004
                                                              ----                 ----

 Current liabilities:
   Current maturities of long-term debt                    $      288         $   13,792
   Accounts payable and accrued liabilities                   103,804            126,949
   Payable to affiliates                                        8,697             11,042
   Income taxes                                                12,007             17,080
   Deferred income taxes                                        3,436              2,722
                                                           ----------         ----------

       Total current liabilities                              128,232            171,585
                                                           ----------         ----------

 Noncurrent liabilities:
   Long-term debt                                             356,451            519,403
   Deferred income taxes                                       86,622             22,358
   Accrued pension cost                                        53,010             48,441
   Other                                                       14,098             16,840
                                                           ----------         ----------

       Total noncurrent liabilities                           510,181            607,042
                                                           ----------         ----------

 Minority interest                                                525                 76
                                                           ----------         ----------

 Stockholder's equity:
   Common stock, $100 par value; 100,000 shares
    authorized; 2,968 shares issued                               297                297
   Additional paid-in capital                               1,944,185          1,944,185
   Retained deficit                                        (1,665,098)        (1,399,118)
   Notes receivable from affiliate                                  -           (209,526)
   Accumulated other comprehensive loss:
     Currency translation                                    (133,425)           (99,764)
     Pension liabilities                                      (34,397)           (29,594)
                                                           ----------         ----------
       Total stockholder's equity                             111,562            206,480
                                                           ----------         ----------

                                                           $  750,500         $  985,183
                                                           ==========         ==========



Commitments and contingencies (Notes 9 and 12)

          See accompanying notes to consolidated financial statements.




                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)

                                                             2002           2003            2004
                                                             ----           ----            ----

Net sales                                                  $579,665       $715,906        $807,970
Cost of sales                                               454,154        516,864         609,559
                                                           --------       --------        --------

    Gross margin                                            125,511        199,042         198,411

Selling, general and administrative expense                  72,008         86,965         104,110
Other operating income (expense):
  Currency transaction gains (losses), net                   12,439         (3,721)         (2,243)
  Disposition of property and equipment                        (534)          (394)           (895)
  Royalty income                                              5,779          6,122           6,034
  Other income                                                  458            489             426
  Other expense                                                (169)          (130)            (72)
                                                           --------       --------        --------

    Income from operations                                   71,476        114,443          97,551

Other income (expense):
  Currency transaction gain                                   2,718           -               -
  Interest income from affiliates                            22,754             30           2,767
  Trade interest income                                       1,597            700           1,147
  Interest expense to affiliates                            (18,698)           (81)             (4)
  Other interest expense                                    (16,696)       (32,529)        (36,688)
                                                           --------       --------        --------

    Income before income taxes and minority interest         63,151         82,563          64,773

Provision (benefit) for income taxes                         10,805            730        (261,260)

Minority interest                                                55             72              53
                                                           --------       --------        --------

    Net income                                               52,291         81,761         325,980

Dividends and accretion applicable to redeemable
    preferred stock and profit participation
    certificates                                            (78,600)          -               -
                                                           --------       --------        --------

       Net income (loss) available to
         common stock                                      $(26,309)      $ 81,761        $325,980
                                                           ========       ========        ========

          See accompanying notes to consolidated financial statements.


                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)



                                                             2002           2003           2004
                                                             ----           ----           ----

Net income                                                 $ 52,291       $ 81,761      $ 325,980
                                                           --------       --------      ---------
Other comprehensive (loss) income, net of tax:

  Minimum pension liabilities adjustment                     (2,781)       (27,647)         4,803

  Currency translation adjustment                            30,733          5,600         33,661
                                                           --------       --------      ---------

      Total other comprehensive income (loss)                27,952        (22,047)        38,464
                                                           --------       --------      ---------

          Comprehensive income                             $ 80,243       $ 59,714      $ 364,444
                                                           ========       ========      =========


          See accompanying notes to consolidated financial statements.





                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                  Years ended December 31, 2002, 2003 and 2004
                                 (In thousands)

                                                                     Common stockholder's equity (deficit)
                                             ---------------------------------------------------------------------------------------
                                Redeemable                                                       Accumulated other
                                preferred                                                          comprehensive            Total
                                stock and                                           Notes          income (loss)          common
                                  profit              Additional     Retained    receivable   ------------------------ stockholder's
                              participation   Common    paid-in      earnings       from        Currency     Pension       equity
                               certificates   stock     capital      (deficit)   affiliates   translation  liabilities   (deficit)
                              -------------  -------  -----------  ------------  -----------  -----------  ----------- -------------

Balance at December 31, 2001    $  617,409   $ 320   $1,870,935   $(1,774,150)   $(700,843)   $(169,758)    $ (3,969)  $(777,465)

Net income                            -         -          -           52,291         -            -            -         52,291
Other comprehensive income
  (loss), net of tax                  -         -          -             -            -          30,733       (2,781)     27,952
Change in notes receivable
  from affiliates                     -         -          -             -         156,661         -            -        156,661
Preferred dividends and
  accretion                         78,600      -       (78,600)         -            -            -            -        (78,600)
Capital contribution                  -         -       217,000          -        (217,000)        -            -           -
Recapitalization                  (696,009)    (23)     (65,150)         -         761,182         -            -        696,009
                                ----------   -----   ----------    ----------    ---------    ---------      --------  ---------

Balance at December 31, 2002         -         297    1,944,185    (1,721,859)        -        (139,025)      (6,750)     76,848

Net income                           -          -          -           81,761         -            -            -         81,761
Other comprehensive income
  (loss), net of tax                 -          -          -             -                        5,600      (27,647)    (22,047)
Cash dividends                       -          -          -          (25,000)        -            -            -        (25,000)
                                ----------   -----   ----------    ----------    ---------    ---------      --------  ---------

Balance at December 31, 2003         -         297    1,944,185    (1,665,098)        -        (133,425)     (34,397)    111,562

Net income                           -          -          -          325,980         -            -            -        325,980
Other comprehensive income
  (loss), net of tax                 -          -          -             -            -          33,661        4,803      38,464
Change in notes receivable
  from affiliates                    -          -          -             -        (209,526)        -            -       (209,526)
Cash dividends                       -          -          -          (60,000)        -            -            -        (60,000)
                                ----------   -----   ----------    ----------    ---------    ---------     --------   ---------

Balance at December 31, 2004    $    -       $ 297   $1,944,185   $(1,399,118)   $(209,526)   $ (99,764)    $(29,594)  $ 206,480
                                ==========   =====   ==========    ===========   =========    =========     ========   =========

          See accompanying notes to consolidated financial statements.



                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)


                                                             2002           2003           2004
                                                             ----           ----           ----

Cash flows from operating activities:
  Net income                                               $  52,291      $ 81,761      $ 325,980
  Depreciation and amortization                               27,144        33,634         37,726
  Noncash currency transaction gain                          (13,121)         -              -
  Noncash interest expense to affiliates                       5,521          -              -
  Noncash interest income from affiliates                    (21,849)         -              -
  Noncash interest expense                                       860         1,944          2,044
  Deferred income taxes                                        5,514        38,690       (273,985)
  Minority interest                                               55            72             53
  Net loss from disposition of property and equipment            534           394            895
  Pension cost, net                                           (2,118)       (3,805)          (800)
  Other, net                                                     351           250            987
  Change in assets and liabilities:
    Accounts and other receivables                            10,726         1,104         (6,227)
    Inventories                                               (1,907)          232         11,582
    Prepaid expenses                                             903         1,345           (233)
    Accounts payable and accrued liabilities                  (6,135)        5,495         27,922
    Income taxes                                              (2,114)      (37,231)        25,557
    Accounts with affiliates                                  12,189       (14,424)        (6,103)
    Other noncurrent assets                                      162        (3,779)         1,981
    Other noncurrent liabilities                                (788)         (894)        (5,124)
                                                           ---------      --------      ---------

      Net cash provided by operating activities               68,218       104,788        142,255
                                                           ---------      --------      ---------

 Cash flows from investing activities:
   Capital expenditures                                      (27,632)      (31,518)       (33,679)
   Purchase of interest in subsidiary                           -             -              (575)
   Change in restricted cash equivalents and restricted
      marketable debt securities, net                         (2,891)         (554)           (70)
     Proceeds from disposition of property and equipment         864           383             99
                                                           ---------      --------      ---------

         Net cash used by investing activities               (29,659)      (31,689)       (34,225)
                                                           ---------      --------      ---------





                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)


                                                             2002           2003            2004
                                                             ----           ----            ----

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                             $335,768      $  16,106       $ 241,648
    Principal payments                                      (84,814)       (46,006)       (100,073)
    Deferred financing fees                                  (9,963)          -             (1,989)
  Repayments on loans from affiliates                      (301,432)          -               -
  Loans to affiliates                                          -              -           (209,524)
  Other capital transactions with affiliates, net             2,925           -               -
  Dividends paid                                               -           (25,000)        (60,000)
  Distributions to minority interests                           (11)           (14)           -
                                                           --------      ---------       ---------

          Net cash used by financing activities             (57,527)       (54,914)       (129,938)
                                                           --------      ---------       ---------

Cash and cash equivalents - net change from:
  Operating, investing and financing activities             (18,968)        18,185         (21,908)
  Currency translation                                        3,648          3,913           2,292
                                                           --------      ---------       ---------

                                                            (15,320)        22,098         (19,616)

   Balance at beginning of year                              30,343         15,023          37,121
                                                           --------      ---------       ---------

   Balance at end of year                                  $ 15,023      $  37,121       $  17,505
                                                           ========      =========       =========

Supplemental disclosures - cash paid  (received) for:
   Interest                                                $ 34,061         28,147        $ 33,425
   Income taxes                                               6,748        (11,480)        (23,776)



                   KORNOS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -       Summary of significant accounting policies:

     Organization and basis of presentation. Kronos International, Inc. ("KII") is incorporated in the state of Delaware, U.S.A., with its seat of management in Leverkusen, Germany. KII or the Company is a wholly-owned subsidiary of Kronos Worldwide, Inc. ("Kronos") (NYSE:KRO). At December 31, 2004, (i) Valhi, Inc. (NYSE:VHI) and a wholly-owned subsidiary of Valhi held approximately 57% of Kronos' outstanding common stock and NL Industries, Inc. (NYSE:NL) held an additional 37% of Kronos' common stock, (ii) Valhi and such wholly-owned subsidiary of Valhi owned approximately 83% of NL's outstanding common stock and
(iii) Contran Corporation and its subsidiaries held approximately 91% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of such companies.

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

     Principles of consolidation. The consolidated financial statements include the accounts of KII and its wholly-owned and majority-owned subsidiaries. All material intercompany accounts and balances have been eliminated. Minority interest relates to the Company's majority-owned subsidiary in France, which conducts the Company's marketing and sales activities in that country. During 2004, the Company increased its ownership interest by approximately 5% to 99% in such subsidiary by acquiring shares previously held by certain of its other stockholders for an aggregate of $575,000.

     Translation of foreign currencies. Assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end rates of exchange and revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments are accumulated in stockholder's equity as part of accumulated other comprehensive income (loss), net of related deferred income taxes and minority interest. Currency transaction gains and losses are recognized in income currently. In 2002, the Company recognized a $2.7 million currency transaction gain related to the extinguishments of certain intercompany indebtedness.

     In 2002, a $2.7 million currency transaction gain is classified as a component of other income (expense) in the accompanying Consolidated Statement of Income. Such gain related to the extinguishment of certain intercompany loans. Prior to June 28, 2002, KII had certain intercompany indebtedness payable to Kronos, a portion of which was denominated in U.S. dollars, and a portion of which was denominated in euro. Through June 19, 2002, such intercompany indebtedness was deemed to be of a long-term nature for which settlement was not planned or anticipated in the foreseeable future, and in accordance with GAAP, the foreign currency transaction gains and losses related to such intercompany indebtedness were not recognized in net income, but instead were reported as part of accumulated other comprehensive income. On June 19, 2002, when the purchase agreement was entered into in connection with KII's 2002 issuance of the KII Senior Secured Notes discussed in Note 6, the expectation that such intercompany indebtedness was of a long-term nature was no longer applicable, as KII had stated that it intended to use a portion of the net proceeds of such offering to repay such intercompany indebtedness owed to Kronos. Accordingly, from the time period of June 19, 2002 (the date the purchase agreement related to KII Senior Secured Notes was executed) until June 28, 2002 (the closing date for the 2002 issuance of the KII Senior Secured Note offering, and the date such intercompany indebtedness was repaid), the foreign currency transaction gains and losses related to such intercompany indebtedness during such time period was recognized in net income in accordance with GAAP.

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

     Restricted marketable debt securities. Restricted marketable debt securities are primarily invested in corporate debt securities and include amounts restricted in accordance with applicable Norwegian law regarding certain requirements of the Company's Norwegian defined benefit pension plans ($2.6 million and $2.9 million at December 31, 2003 and 2004, respectively). The restricted marketable debt securities are generally classified as either a current or noncurrent asset depending upon the maturity date of each such debt security and are carried at market which approximates cost.

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

     Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized. The Company performs planned major maintenance activities during the year. Repair and maintenance costs estimated to be incurred in connection with planned major maintenance activities are accrued in advance and are included in cost of sales. Accrued repair and maintenance costs, included in other current liabilities and consisting primarily of materials and supplies, was $4.5 million and $3.9 million at December 31, 2003 and 2004, respectively.

     Interest costs related to major long-term capital projects and renewals are capitalized as a component of construction costs. Interest costs capitalized were not significant in 2002, 2003 or 2004.

     When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. All relevant factors are considered. The test for impairment is performed by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required. Effective January 1, 2002, the Company commenced assessing impairment of other long-lived assets (such as property and equipment and mining properties) in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which among other things provided certain implementation guidance in relation to prior GAAP. See Note 14.

     Long-term debt. Long-term debt is stated net of any unamortized original issue premium or discount. Amortization of deferred financing costs and any premium or discount associated with the issuance of indebtedness, all included in interest expense, is computed by the interest method over the term of the applicable issue.

     Employee benefit plans. Accounting and funding policies for retirement plans are described in Note 10.

     Income taxes. Prior to December 2003, KII, Kronos and its qualifying subsidiaries were members of NL's consolidated U.S. federal income tax group (the "NL Tax Group"). As a member of the NL Tax Group, the Company was a party to a tax sharing agreement (the "NL Tax Agreement"). The NL Tax Group, including KII, is included in the consolidated U.S. federal tax return of Contran (the "Contran Tax Group"). As a member of the Contran Tax Group, NL is a party to a separate tax sharing agreement (the "Contran Tax Agreement"). The Contran Tax Agreement provides that NL and its qualifying subsidiaries, including KII, compute provisions for U.S. income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to the Kronos Tax Sharing Agreement and using the tax elections made by Contran, KII made payments to or received payments from Kronos in amounts it would have paid to or received from the U.S. Internal Revenue Service had it not been a member of NL's consolidated tax group but instead was a separate taxpayer. Refunds are limited to amounts previously paid under the NL Tax Sharing Agreement.

     Effective December 2003, following NL's distribution of 48.8% of the outstanding shares of Kronos common stock to NL stockholders, Kronos and its qualifying subsidiaries, including KII, ceased being members of the NL Tax Group, but remained as members of the Contran Tax Group. Kronos entered into a new tax sharing agreement with Valhi and Contran, which contains similar terms to the NL Tax Agreement. Kronos and its consolidating subsidiaries, including KII, are also included in Contran's consolidated unitary state income tax returns in certain qualifying U.S. jurisdictions. The terms of the Contran Tax Agreement also apply to state provisions in these jurisdictions.

     Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in the Company's subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of foreign subsidiaries which are not deemed to be permanently reinvested. Earnings of foreign subsidiaries deemed to be permanently reinvested aggregated $496.8 million at December 31, 2003 and $526.5 million at December 31, 2004. The Company periodically evaluates its deferred tax assets in the various taxing jurisdictions in which it operates and adjusts any related valuation allowance based on the estimate of the amount of such deferred tax assets that the Company believes does not meet the "more-likely-than-not" recognition criteria.

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

     Selling, general and administrative expenses; shipping and handling costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, shipping and handling, research and development, legal and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. Shipping and handling costs are included in selling, general and administrative expense and were $33 million in 2002, $43 million in 2003 and $49 million in 2004. Advertising costs are expensed as incurred and were $1 million in each of 2002, 2003 and 2004. Research, development and certain sales technical support costs are expensed as incurred and approximated $6 million in 2002, $7 million in 2003 and $8 million in 2004.

     Stock options. The Company has not issued any stock options. However, certain employees of the Company have been granted options by NL to purchase NL common stock. The Company has elected the disclosure alternative prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, and to account for its stock-based employee compensation related to stock options in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. During 2002, and following NL's cash settlement of options to purchase NL common stock held by certain individuals, NL and the Company commenced accounting for its stock options using the variable accounting method because NL could not overcome the presumption that it would not similarly cash settle its remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including those with an exercise price at least equal to the market price on the date of grant) are accrued as an expense over their vesting period, with subsequent increases (decreases) in NL's market price resulting in additional compensation expense (income). Upon exercise of such options to purchase NL common stock held by employees of the Company, the Company pays NL an amount equal to the difference between the market price of NL's common stock on the date of exercise and the exercise price of such stock option. Aggregate compensation expense related to NL stock options held by employees of the Company was $400,000 in 2002, $300,000 in 2003 and $1.0 million in 2004.

     The following table presents what the Company's consolidated net income, and related per share amounts, would have been in 2002, 2003 and 2004 if the Company had applied the fair value-based recognition provisions of SFAS No. 123, for all awards granted subsequent to January 1, 1995.


                                                         Years ended December 31,
                                                -----------------------------------------
                                                  2002             2003            2004
                                                  ----             ----            ----
                                                               (In millions)

Net income (loss) as reported                    $(26.3)         $  81.8         $ 326.0

Adjustments, net of applicable income
 tax effects and minority interest:
  Stock-based employee compensation expense
   determined under APBO No. 25                      .3               .1              .6
  Stock-based employee compensation expense
   determined under SFAS No. 123                    (.3)             (.1)             -
                                                 ------          -------         -------

Pro forma net income (loss)                      $(26.3)         $  81.8         $ 326.6
                                                 ======          =======         =======


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

                                                         Years ended December 31,
                                                -----------------------------------------
                                                  2002             2003            2004
                                                  ----             ----            ----
                                                              (In thousands)
       Geographic areas

Net sales - point of origin:
    Germany                                    $ 404,299        $ 510,105       $ 576,138
    Belgium                                      123,760          150,728         186,445
    Norway                                       111,811          131,457         144,492
    Other                                         89,560          110,358         124,784
    Eliminations                                (149,765)        (186,742)       (223,889)
                                               ---------        ---------       ---------

                                               $ 579,665        $ 715,906       $ 807,970
                                               =========        =========       =========


                                                         Years ended December 31,
                                                -----------------------------------------
                                                  2002             2003            2004
                                                  ----             ----            ----
                                                              (In thousands)
Net sales - point of destination:

    Europe                                     $ 456,299        $ 567,630       $ 666,271
    United States                                 39,104           58,293          42,015
    Latin America                                 12,808           12,258          20,684
    Asia                                          39,832           42,974          43,842
    Other                                         31,622           34,751          35,158
                                               ---------        ---------       ---------

                                               $ 579,665        $ 715,906       $ 807,970
                                               =========        =========       =========

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

Identifiable assets -
  net property and equipment:

      Germany                                     $ 252,411           $ 269,922
      Belgium                                        64,895              68,314
      Norway                                         50,811              57,808
      Other                                             270                 191
                                                  ---------           ---------

                                                  $ 368,387           $ 396,235
                                                  =========           =========

Note 3 - Accounts and other receivables:

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

Trade receivables                                 $ 106,246            $120,969
Insurance claims                                         58                  32
Recoverable VAT and other receivables                 8,715              11,388
Allowance for doubtful accounts                      (2,222)             (1,660)
                                                  ---------           ---------

                                                  $ 112,797           $ 130,729
                                                  =========           =========

Note 4 - Inventories

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

 Raw materials                                    $  30,261           $  34,303
 Work in process                                     15,623              13,044
 Finished products                                   92,009              90,083
 Supplies                                            30,238              32,831
                                                  ---------           ---------

                                                  $ 168,131           $ 170,261
                                                  =========           =========

Note 5 - Accounts payable and accrued liabilities:

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

 Accounts payable                                 $  50,626           $  67,463
 Employee benefits                                   23,592              27,863
 Other                                               29,586              31,623
                                                  ---------           ---------

                                                  $ 103,804           $ 126,949
                                                  =========           =========

Note 6 - Long-term debt:

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

 Long-term debt:
   8.875% Senior Secured Notes                    $ 356,136           $ 519,225
   Bank credit facility                                -                 13,622
   Other                                                603                 348
                                                  ---------           ---------

                                                    356,739             533,195
   Less current maturities                              288              13,792
                                                  ---------           ---------

                                                  $ 356,451           $ 519,403
                                                  =========           =========

     In June 2002, KII issued at par value euro 285 million principal amount ($280 million when issued) of its 8.875% Senior Secured Notes due 2009, and in November 2004 KII issued at 107% of par an additional euro 90 million principal amount ($130 million when issued) of the KII Senior Secured Notes (collectively, the "Notes"). The Notes are collateralized by a pledge of 65% of the common stock or other ownership interests of certain of KII's first-tier operating subsidiaries. The Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts the ability of KII and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. The Notes are redeemable, at KII's option, on or after December 30, 2005 at redemption prices ranging from 104.437% of the principal amount, declining to 100% on or after December 30, 2008. In addition, on or before June 30, 2005, KII may redeem up to 35% of the Notes with the net proceeds of a qualified public equity offering at 108.875% of the principal amount. In the event of a change of control of KII, as defined, KII would be required to make an offer to purchase its Notes at 101% of the principal amount. KII would also be required to make an offer to purchase a specified portion of its Notes at par value in the event KII generates a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period. At December 31, 2004, KII was in compliance with all the covenants, and the quoted market price of the Notes was approximately euro 1,075 per euro 1,000 principal amount (2003 - euro 1,000 per euro 1,000 principal amount). At December 31, 2004, the carrying amount of the Notes includes euro
6.2 million ($8.4 million) of unamortized premium associated with the November 2004 issuance.

     Also in June 2002, KII's operating subsidiaries in Germany, Belgium and Norway (collectively, the "Borrowers") entered into a euro 80 million secured revolving bank credit facility that matures in June 2005 ("European Credit Facility"). Borrowings may be denominated in euros, Norwegian kroners or U.S. dollars, and bear interest at the applicable interbank market rate plus 1.75%. The facility also provides for the issuance of letters of credit up to euro 5 million. The European Credit Facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower. The European Credit Facility contains certain restrictive covenants which, among other things, restricts the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. In addition, the European Credit Facility contains customary cross-default provisions with respect to other debt and obligations of Borrowers, KII and its other subsidiaries. At December 31, 2004, euro 10 million ($13.6 million) was outstanding under the European Credit Facility at an interest rate of 3.85%, and the equivalent of $92.6 million was available for additional borrowing by the subsidiaries.

     Under the cross-default provisions of the Notes, the Notes may be accelerated prior to their stated maturity if KII or any of KII's subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness). Under the cross-default provisions of the European Credit Facility, any outstanding borrowings under the European Credit Facility may be accelerated prior to their stated maturity if the Borrowers or KII default under any other indebtedness in excess of euro 5 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness). The European Credit Facility contains provisions that allow the lender to accelerate the maturity of the applicable facility in the event of a change of control, as defined, of the applicable borrower. In the event the cross-default provisions of either the Notes or the European Credit Facility become applicable, and such indebtedness is accelerated, the Company would be required to repay such indebtedness prior to their stated maturity.

     Aggregate maturities of long-term debt at December 31, 2004 are shown in the table below.

 Years ending December 31,                         Amount
 -------------------------                     --------------
                                               (In thousands)

   2005                                           $ 13,792
   2006                                                159
   2007                                                 19
   2008                                               -
   2009                                            519,225
   2010 and thereafter                                -
                                                  --------

                                                  $533,195
                                                  ========


     Restrictions. Certain of the credit facilities described above require the respective borrower to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. At December 31, 2004, the restricted net assets of consolidated subsidiaries approximated $158 million.

Note 7 - Other noncurrent liabilities:

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

 Insurance claims and expenses                    $   1,222           $   1,505
 Employee benefits                                    4,849               5,107
 Asset retirement obligations                           766                 958
 Other                                                7,261               9,270
                                                  ---------           ---------

                                                  $  14,098           $  16,840
                                                  =========           =========

     The asset retirement obligations are discussed in Note 14.

Note 8 - Common stock and notes receivable from affiliates:

     NL common stock options held by employees of the Company. At December 31, 2004, employees of the Company held options to purchase approximately 85,000 shares of NL common stock, of which 49,000 were granted in 2001 and are exercisable at various dates through 2011 at an exercise price of $11.49 per share. The remaining exercisable options are exercisable at various dates through 2010 at an exercise price ranging from $2.66 to $9.34 per share.

     The pro forma information required by SFAS No. 123 is based on an estimation of the fair value of options issued subsequent to January 1, 1995. See Note 1. No options were granted in 2002, 2003 or 2004. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods.

     Common stock dividends. KII paid $25.0 million in cash dividends to Kronos during 2003 and $60.0 million during 2004.

     Preferred stock. In July 2002, KII and Kronos agreed to a recapitalization of the Company as contemplated in the euro 285 million Notes offering. See Note
6. In connection with the recapitalization agreement, KII converted the Series A (738 shares) and Series B (647 shares) redeemable preferred stock (including liquidation and redemption preferences and accrued and unpaid dividends) held by Kronos totaling $411.7 million into 1,385 shares of KII, $100 par value, common stock. As a result of the conversion, the Series A and B redeemable preferred stock certificates were canceled. Further, KII redeemed its profit participation certificates held by Kronos totaling $284.3 million in exchange for various notes receivable from NL. As a result of the redemption, the profit participation certificates were canceled. Finally, KII redeemed 1,613 shares of KII common stock held by Kronos in exchange for its remaining notes receivable from NL and Kronos totaling $479.4 million. As a result of the recapitalization in July 2002, KII's common stockholder's equity increased a net $696.0 million.

     Notes receivable from affiliates - contra equity. The Company periodically converted interest receivable from affiliates to notes receivable from affiliates. For the year ended 2002 the interest transferred to notes receivable from affiliates totaled $12.6 million (nil for 2003 and 2004).

     In the fourth quarter of 2004, KII loaned an aggregate euro 163.1 million ($209.5 million) to Kronos in return for two promissory notes. Interest on both notes is payable to KII on a quarterly basis at an annual rate of 9.25%. Due to the long-term investment nature of these notes, settlement of the intercompany notes receivable is not contemplated within the foreseeable future and as such have been presented as a separate component of the Company's stockholder's equity.

     Cash flows related to principal amounts on such loans made to affiliates included in contra equity are reflected in financing activities in the accompanying Consolidated Statements of Cash Flows.




Note 9 - Income taxes:

                                                         Years ended December 31,
                                                  -------------------------------------
                                                   2002            2003           2004
                                                   ----            ----           ----
                                                               (In millions)
 Pre-tax income (loss):
   Germany                                        $ 46.8         $ 45.8        $  30.2
   Non-U.S.                                         16.4           36.8           34.6
                                                  ------         ------        -------

                                                  $ 63.2         $ 82.6        $  64.8
                                                  ======         ======        =======

 Expected tax expense (benefit), at U.S.
  federal statutory income tax rate of 35%        $ 22.1         $ 28.9        $  22.7
 Non-U.S. tax rates                                 (5.2)           (.9)            .3
 Nondeductible expenses                              2.8            2.7            4.2
 Change in deferred income tax valuation
  allowance, net
                                                    (2.8)          (6.7)        (280.7)
 Currency transaction gains and losses
  for which no income taxes are provided            (4.6)            -              -
 Change in Belgian income tax law                   (2.3)            -              -
 NL tax contingency reserve adjustment, net           .1           13.4           (4.6)
 Refund of prior year income taxes                  -             (38.0)          (2.6)
 Other, net                                           .7            1.3            (.6)
                                                  ------         ------        -------

                                                  $ 10.8         $   .7        $(261.3)
                                                  ======         ======        =======
 Components of income tax expense (benefit):
   Currently payable (refundable):
     Germany                                      $ (1.2)        $(56.9)       $   (.2)
     Other non - U.S.                                6.5           18.9           12.9
                                                  ------         ------        -------
                                                     5.3          (38.0)          12.7
                                                  ------         ------        -------
   Deferred income taxes (benefit):
     Germany                                         7.9           44.4         (270.5)
     Other non - U.S.                               (2.4)          (5.7)          (3.5)
                                                  ------         ------        -------
                                                     5.5           38.7         (274.0)
                                                  ------         ------        -------

                                                  $ 10.8         $   .7        $(261.3)
                                                  ======         ======        =======
 Comprehensive provision for
  income taxes (benefit) allocable to:
   Net income                                     $ 10.8         $   .7        $(261.3)
   Other comprehensive income -
     pension liabilities                             (.7)          (9.5)          (8.1)
                                                  ------         ------        -------

                                                  $ 10.1         $ (8.8)       $(269.4)
                                                  ======         ======        =======

     The components of the net deferred tax liability at December 31, 2003 and 2004, and changes in the deferred income tax valuation allowance during the past three years, are summarized in the following tables.


                                                                     December 31,
                                                  --------------------------------------------------
                                                            2003                      2004
                                                  ------------------------   -----------------------
                                                   Assets      Liabilities   Assets      Liabilities
                                                  -------     ------------   ------      -----------
                                                                      (In millions)
 Tax effect of temporary differences
  related to:
   Inventories                                    $   .9       $  (3.4)       $  1.5      $   (4.4)
   Property and equipment                           46.0         (21.6)         37.8         (22.9)
   Accrued (prepaid) pension cost                   11.3         (33.5)         19.4         (40.4)
   Other accrued liabilities and
     deductible differences                          3.8            -           46.1            -
   Other taxable differences                          -          (67.2)           -          (43.5)
     Investment in subsidiaries/
       affiliates not in tax group                    -             -            1.9            -
 Tax loss and tax credit carryforwards             137.3            -          217.8            -
 Valuation allowance                              (162.7)           -             -             -
                                                  ------       -------        ------      --------
   Adjusted gross deferred tax assets                                          324.5
     (liabilities)                                  36.6        (125.7)                     (111.2)
 Netting of items by tax jurisdiction              (35.7)         35.7         (86.2)         86.2
                                                  ------       -------        ------      --------
                                                      .9         (90.0)        238.3         (25.0)
 Less net current deferred tax
  asset (liability)                                   .9          (3.4)           -           (2.7)
                                                  ------       -------        ------      --------

     Net noncurrent deferred tax asset
      (liability)                                 $   -        $ (86.6)       $238.3      $ (22.3)
                                                  ======       =======        ======      =======


                                                         Years ended December 31,
                                                  -------------------------------------
                                                  2002             2003            2004
                                                  ----             ----            ----
                                                              (In millions)

Increase (decrease) in valuation allowance:
  Recognition of certain deductible tax
   attributes for which the benefit had not
   previously been recognized under the
   "more-likely-than-not" recognition criteria    $(2.8)         $ (6.7)        $ (280.7)
  Foreign currency translation                     21.6            28.2             (3.0)
  Offset to the change in gross deferred
   income tax assets due principally to
   redeterminations of certain tax attributes
   and implementation of certain tax
   planning strategies                             13.2           (12.5)           121.0
                                                  -----          ------         --------

                                                  $32.0          $  9.0         $ (162.7)
                                                  =====          ======         ========

     A reduction in the Belgian income tax rate from 40% to 34% was enacted in December 2002 and became effective in January 2003. This reduction in the Belgian income tax rate resulted in a $2.3 million decrease in the Company's income tax expense in 2002 because the Company had previously recognized a net deferred income tax liability with respect to Belgian temporary differences.

     In the first  quarter  of 2003,  the  Company  was  notified  by the German
Federal Fiscal Court (the "Court") that the Court had ruled in the Company's favor concerning a claim for refund suit in which the Company sought refunds of prior taxes paid during the periods 1990 through 1997. KII and the Company's German operating subsidiary were required to file amended tax returns with the German tax authorities in order to receive its refunds for such years, and all of such amended returns were filed during 2003. Such amended returns reflected an aggregate refund of taxes and related interest to KII and its German operating subsidiary of euro 26.9 million ($32.1 million), and the Company recognized the benefit for these net funds in its 2003 results of operations. For the year ended December 31, 2004, the Company recognized a net refund of euro 2.5 million ($3.1 million) related to additional net interest which has accrued on the outstanding refund amount. Through December 2004, KII and its German operating subsidiary had received net refunds of euro 35.6 million ($44.7 million when received). All refunds relating to the periods 1990 to 1997 were received by December 31, 2004. In addition to the refunds for the 1990 to 1997 periods, the court ruling also resulted in a refund of 1999 income taxes and interest, and the Company received euro 21.5 million ($24.6 million) in 2003.

     Certain of the Company's non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including non-income related items and interest. For example:

o The Company has received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including interest, of approximately euro 6 million ($8 million at December 31, 2004). The Company has filed a protest to this assessment and believes that a significant portion of the assessment is without merit. The Belgian tax authorities have filed a lien on the fixed assets of the Company's Belgian TiO2 operations in connection with this assessment. In April 2003, the Company received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, is expected to be approximately euro 9 million ($13 million). The Company believes the proposed assessment is substantially without merit, and the Company has filed a written response.

o The Norwegian tax authorities have notified the Company of their intent to assess tax deficiencies of approximately kroner 12 million ($2 million at December 31, 2004) relating to the years 1998 to 2000. The Company has objected to this proposed assessment.

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

     At December 31, 2003, Kronos had a significant amount of net operating loss carryforwards for German corporate and trade tax purposes, all of which have no expiration date. These net operating loss carryforwards were generated by KII, a wholly-owned subsidiary of Kronos, principally during the 1990s when KII had a significantly higher level of outstanding indebtedness than is currently outstanding. For financial reporting purposes, however, the benefit of such net operating loss carryforwards had not previously been recognized because Kronos did not believe they met the "more-likely-than-not" recognition criteria, and accordingly Kronos had a deferred income tax asset valuation allowance offsetting the benefit of such net operating loss carryforwards and Kronos' other tax attributes in Germany. KII had generated positive taxable income in
Germany for both German corporate and trade tax purposes since 2000, and starting with the quarter ended December 31, 2002 and for each quarter thereafter, KII had cumulative taxable income in Germany for the most recent twelve quarters. However, offsetting this positive evidence was the fact that prior to the end of 2003, Kronos believed there was significant uncertainty regarding its ability to utilize such net operating loss carryforwards under German tax law and, principally because of the uncertainty caused by this negative evidence, Kronos had concluded the benefit of the net operating loss carryforwards did not meet the "more-likely-than-not" criteria. By the end of 2003, and primarily as a result of a favorable German court ruling in 2003 and the procedures Kronos had completed during 2003 with respect to the filing of certain amended German tax returns (as discussed below), Kronos had concluded that the significant uncertainty regarding its ability to utilize such net operating loss carryforwards under German tax law had been eliminated. However, at the end of 2003, Kronos believed at that time that it would generate a taxable loss in Germany during 2004. Such expectation was based primarily upon then-current levels of prices for TiO2, and the fact that Kronos was experiencing a downward trend in its TiO2 selling prices and Kronos did not have any positive evidence to indicate that the downward trend would improve. If the price trend continued downward throughout all of 2004 (which was a possibility given Kronos' prior experience), Kronos would likely have a taxable loss in Germany for 2004. If the downward trend in prices had abated, ceased, or reversed at some point during 2004, then Kronos would likely have taxable income in Germany during 2004. Accordingly, Kronos continued to conclude at the end of 2003 that the benefit of the German net operating loss carryforwards did not meet the "more-likely-than-not" criteria and that it would not be appropriate to reverse the deferred income tax asset valuation allowance, given the likelihood that Kronos would generate a taxable loss in Germany during 2004. The expectation for a taxable loss in Germany continued through the end of the first quarter of 2004. By the end of the second quarter of 2004, however, Kronos' TiO2 selling prices had started to increase, and Kronos believed its selling prices would continue to increase during the second half of 2004 after Kronos and its major competitors announced an additional round of price increases. The fact that Kronos' selling prices started to increase during the second quarter of 2004, combined with the fact that Kronos and its competitors had announced additional price increases (which based on past experience indicated to Kronos that some portion of the additional price increases would be realized in the marketplace), provided additional positive evidence that was not present at December 31, 2003. Consequently, Kronos' revised projections now reflected taxable income for Germany in 2004 as well as 2005. Accordingly, based on all available evidence, including the fact that (i) KII had generated positive taxable income in Germany since 2000, and starting with the quarter ended December 31, 2002 and for each quarter thereafter, KII had cumulative taxable income in Germany for the most recent twelve quarters, (ii) Kronos was now projecting positive taxable income in Germany for 2004 and 2005 and (iii) the German net operating loss carryforwards have no expiration date, Kronos concluded that the benefit of the net operating loss carryforwards and other German tax attributes now met the "more-likely-than-not" recognition criteria, and that reversal of the deferred income tax asset valuation allowance related to Germany was appropriate. Given the magnitude of the German net operating loss carryforwards and the fact that current provisions of German law limit the annual utilization of net operating loss carryforwards to 60% of taxable income after the first euro 1 million of taxable income, Kronos believes it will take several years to fully utilize the benefit of such loss carryforwards. However, given the number of years for which Kronos has now generated positive taxable income in Germany, combined with the fact that the net operating loss carryforwards were generated during a time when KII had a significantly higher level of outstanding indebtedness than it currently has outstanding, and the fact that the net operating loss carryforwards have no expiration date, Kronos concluded it was now appropriate to reverse all of the valuation allowance related to the net operating loss carryforwards because the benefit of such operating loss carryforwards now meet the "more-likely-than-not" recognition criteria. Under applicable GAAP related to accounting for income taxes at interim periods, a change in estimate at an interim period resulting in a decrease in the valuation allowance is segregated into two components, the portion related to the remaining interim periods of the current year and the portion related to all future years. The portion of the valuation allowance reversal related to the former is recognized over the remaining interim periods of the current year, and the portion of the valuation allowance related to the latter is recognized at the time the change in estimate is made. Accordingly, Kronos has recognized a $280.7 million income tax benefit in 2004 related to the complete reversal of such deferred income tax asset valuation allowance attributable to Kronos' income tax attributes in Germany (principally the net operating loss carryforwards). Of such $280.7 million, (i) $8.7 million relates primarily to the utilization of the German net operating loss carryforwards during the first six months of 2004, the benefit of which had previously not met the "more-likely-than-not" recognition criteria, (ii) $268.6 million relates to the valuation allowance reversal recognized as of June 30, 2004 and (iii) $3.4 million relates to the valuation allowance reversal recognized during the last six months of 2004. At December 31, 2004, the net operating loss carryforwards for German corporate and trade tax purposes aggregated the equivalent of $671 million and $232 million, respectively, all of which have no expiration date.

     In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law contains several provisions that could impact the Company. These provisions provide for, among other things, a special deduction from U.S. taxable income equal to a stipulated percentage of qualified income from domestic production activities (as defined) beginning in 2005, and a special 85% dividends received deduction for certain dividends received from controlled foreign corporations. Both of these provisions are complex and subject to numerous limitations. The Company is still studying the new law, including the technical provisions related to the two complex provisions noted above. The effect on the Company of the new law, if any, has not yet been determined, in part because the Company has not definitively determined whether its operations qualify for the special deduction or whether it would benefit from the special dividends received deduction. If the Company determines it qualifies for the special deduction, the tax benefit of such special deduction would be recognized in the period earned. With respect to the special dividends received deduction for certain dividends received from controlled foreign corporations, the Company will likely not be able to complete its evaluation of whether it would benefit from the special dividends received deduction until sometime after the U.S. government has issued clarifying regulations regarding this provision of the Act, the timing for the issuance of which is not known. The aggregate amount of unremitted earnings that is potentially subject to the special dividends received deduction is approximately $527 million at December 31, 2004. The Company is unable to reasonably estimate a range of income tax effects if such unremitted earnings would be repatriated and become eligible for the special dividends received deduction, as the calculation would be extremely complex.

Note 10 - Employee benefit plans:

     Defined benefit plans. The Company maintains various defined benefit pension plans. Employees are covered by plans in their respective countries. Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods. At December 31, 2004, the Company currently expects to contribute the equivalent of approximately $4 million to all of its defined benefit pension plans during 2005.

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





                                                               Years ended December 31,
                                                              -------------------------
                                                              2003                 2004
                                                              ----                 ----
                                                                    (In thousands)
 Change in projected benefit obligations ("PBO"):
   Benefit obligations at beginning of the year            $ 213,183            $ 272,204
   Service cost                                                4,060                5,398
   Interest cost                                              12,378               14,132
   Participant contributions                                   1,295                1,362
   Plan amendments                                             3,200                 -
   Actuarial (gains) losses                                   17,337                3,134
   Change in foreign exchange rates                           36,547               26,588
   Benefits paid                                             (15,796)             (15,236)
                                                           ---------            ---------

       Benefit obligations at end of the year              $ 272,204            $ 307,582
                                                           =========            =========

 Change in plan assets:
   Fair value of plan assets at beginning of the year      $ 160,860            $ 167,302
   Actual return on plan assets                              (12,559)              14,175
   Employer contributions                                     10,240               11,726
   Participant contributions                                   1,295                1,362
   Change in foreign exchange rates                           23,262               17,244
   Benefits paid                                             (15,796)             (15,236)
                                                           ---------            ---------

       Fair value of plan assets at end of year            $ 167,302            $ 196,573
                                                           =========            =========

 Funded status at end of the year:
   Plan assets less than PBO                               $(104,902)           $(111,009)
   Unrecognized actuarial losses                              98,368              107,581
   Unrecognized prior service cost                             6,678                6,829
   Unrecognized net transition obligations                     1,228                  952
                                                           ---------            ---------

                                                           $   1,372            $   4,353
                                                           =========            =========

 Amounts recognized in the balance sheet:
   Unrecognized net pension obligations                    $   7,812            $   7,524
   Accrued pension costs:
     Current                                                  (7,877)              (8,587)
     Noncurrent                                              (53,010)             (48,441)
   Accumulated other comprehensive income                     54,447               53,857
                                                           ---------            ---------

                                                           $   1,372            $   4,353
                                                           =========            =========



                                                          Years ended December 31,
                                                  -------------------------------------
                                                  2002             2003            2004
                                                  ----             ----            ----
                                                              (In thousands
 Net periodic pension cost:
   Service cost benefits                       $  3,395         $  4,060        $  5,398
   Interest cost on PBO                          10,965           12,378          14,132
   Expected return on plan assets               (10,294)         (12,264)        (12,318)
   Amortization of prior service cost               223              255             463
   Amortization of net transition
    obligations                                     332              527             368
   Recognized actuarial losses                    1,029              827           2,335
                                               --------         --------        --------

                                               $  5,650         $  5,783        $ 10,378
                                               ========         ========        ========

     In determining the expected long-term rate of return on plan asset assumptions, the Company considers the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of its plans and the expected long-term rates of return for such asset components. In addition, the Company receives advice about appropriate long-term rates of return from the Company's third-party actuaries. Such assumed asset mixes are summarized below:

o In Germany, the composition of the Company's plan assets is established to satisfy the requirements of the German insurance commissioner. The current plan asset allocation at December 31, 2004 was 23% to equity managers, 48% to fixed income managers and 29% to real estate.
o In Norway, the Company currently has a plan asset target allocation of 14% to equity managers, 62% to fixed income managers and the remainder primarily to liquid investments and cash. The expected long-term rate of return for such investments is approximately 8% and 4.5% to 6.5% and 2.5%, respectively. The current plan asset allocation at December 31, 2004 was 16% to equity managers, 64% to fixed income managers and the remainder primarily to cash and liquid investments.

     The Company regularly reviews its actual asset allocation for each of its plans, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

     The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2003 and 2004 are presented in the table below. Such weighted-average rates were determined using the projected benefit obligations at each date.

                                                            December 31,
                                                      ------------------------
                                                      2003                2004
                                                      ----                ----

Discount rate                                         5.4%                5.0%
Increase in future compensation levels                2.8%                2.8%

     The weighted-average rate assumptions used in determining the net periodic pension cost for 2002, 2003 and 2004 are presented in the table below. The weighted-average discount rate and the weighted-average increase in future compensation levels were determined using the projected benefit obligations as of the beginning of each year, and the weighted-average long-term return on plan assets was determined using the fair value of plan assets as of the beginning of each year.

                                                                     December 31,
                                                     ----------------------------------------
                                                     2002               2003             2004
                                                     ----               ----             ----

Discount rate                                        6.0%               5.8%             5.3%
Increase in future compensation levels               2.8%               2.6%             2.8%
Long-term return on plan assets                      7.3%               6.9%             6.4%

     Selected information related to the Company's defined benefit pension plans that have accumulated benefit obligations in excess of fair value of plan assets is presented below. At December 31, 2002 and 2003, 100% of the projected benefit obligations of such plans relate to non-U.S. plans.

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

   Projected benefit obligation                    $272,204            $307,582
   Accumulated benefit obligation                   230,893             257,308
   Fair value of plan assets                        167,302             196,573




     The Company expects future benefits paid from all defined benefit pension plans to be as follows:

                                                   Amount
Years ending December 31,                      (In thousands)
-------------------------                      --------------

   2005                                            $ 15,592
   2006                                              16,974
   2007                                              15,978
   2008                                              17,729
   2009                                              16,497
   2010 to 2014                                      89,950

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

     Under the terms of various intercorporate services agreements ("ISAs") entered into between the Company and various related parties, employees of one company will provide certain management, tax planning, financial and administrative services to the other company on a fee basis. Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient, and the compensation and associated expenses of such persons. Because of the large number of companies affiliated with Contran, Kronos and NL, the Company believes it benefits from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. These ISA agreements are reviewed and approved by the applicable independent directors of the companies that are parties to the agreements. The net ISA fee charged to the Company was $1.1 million in 2002, $1.5 million in 2003 and $2.8 million in 2004.

     Sales of TiO2 to Kronos (US), Inc. ("KUS"), an affiliate, were $38.5 million in 2002, $57.8 million in 2003 and $41.9 million in 2004. Sales of TiO2 to Kronos Canada, Inc. ("KC") were $7.7 million in 2002, $10.9 million in 2003 and $8.9 million in 2004.

     KUS purchases the rutile and slag feedstock used as a raw material in all of the Company's chloride process TiO2 facilities. The Company purchases such feedstock from KUS for use in its facilities for an amount equal to the amount paid by KUS to the third-party supplier plus a 2.5% administrative fee. Such feedstock purchases were $102.5 million in 2002, $93.3 million in 2003 and $106.2 million in 2004.

     Purchases of TiO2 from KUS were $2.6 million in 2002, $100,000 in 2003 and $3.5 million in 2004. Purchases of TiO2 from KC were $500,000 in each of 2002 and 2003 and $700,000 in 2004.

     Royalty income received from KC for use of certain of the Company's intellectual property was $5.8 million in 2002, $6.1 million in 2003 and $6.0 million in 2004.

     The Company is party to master global NL insurance coverage policies with regard to property, business interruption, excess liability and other coverages. The costs associated with these policies aggregated $7.0 million, $5.2 million and $5.3 million in 2002, 2003 and 2004, respectively.

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

     Current receivables from and payables to affiliates are summarized in the table below.

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

 Current receivables from affiliates:
   KC                                              $ 1,877            $ 2,516
   Other                                                 7                  1
                                                   -------            -------

                                                   $ 1,884            $ 2,517
                                                   =======            =======

 Current payables to affiliates:
    KUS                                            $ 8,697            $11,033
    NL                                                -                     9
                                                   -------            -------

                                                   $ 8,697            $11,042
                                                   =======            =======


     Interest income on all loans to related parties was $22.8 million in 2002, less than $50,000 in 2003 and $2.8 million in 2004. Interest expense on all loans from related parties was $18.7 million in 2002, less than $100,000 in 2003 and nil in 2004.

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

Note 12 - Commitments and contingencies:

     Environmental matters. The Company's operations are governed by various environmental laws and regulations. Certain of the Company's businesses are, or have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of the Company have the potential to cause environmental or other damage. The Company has implemented and continues to implement various policies and programs in an effort to minimize these risks. The Company's policy is to maintain compliance with applicable environmental laws and regulations at all its facilities and to strive to improve its environmental performance. From time to time, the Company may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect the Company's production, handling, use, storage, transportation, sale or disposal of such substances. The Company believes all its plants are in substantial compliance with applicable environmental laws.

     Litigation matters. The Company's Belgian subsidiary and certain of its employees are the subject of civil and criminal proceedings relating to an accident that resulted in two fatalities at the Company's Belgian facility in 2000. In May 2004, the court ruled and, among other things, imposed a fine of euro 200,000 against the Company and fines aggregating less than euro 40,000 against various Company employees. The Company and the individual employees have appealed the ruling.

     In addition to the litigation described above, the Company and its affiliates are also involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to its present and former businesses.

     The Company currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

     Concentrations of credit risk. Sales of TiO2 accounted for more than 90% of net sales from continuing operations during each of the past three years. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 4,000 customers, with the top ten customers approximating 21%, 20% and 21%, respectively of net sales in 2002, 2003 and 2004. Approximately 73% of the Company's TiO2 sales by volume were to Europe in each of 2002 and 2003 and approximately 77% of the Company's TiO2 sales were to Europe in 2004. Approximately 13% of sales by volume were attributable to North America in 2002 and 2003 and 9% attributable to North America in 2004.

     Capital expenditures. At December 31, 2004 the estimated cost to complete capital projects in process approximated $5.5 million.

     Long-term contracts. KUS has long-term supply contracts that provide for certain of its affiliates', including the Company's, TiO2 feedstock requirements through 2009. The agreements require KUS to purchase certain minimum quantities of feedstock with minimum annual purchase commitments aggregating approximately $525 million at December 31. 2004. The agreements require that the Company and certain of its affiliates purchase chloride feedstock underlying these long-term supply contracts from KUS.

     Operating leases. The Company's principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, with approximately one-half of the Company's current TiO2 production capacity, is located within the lessor's extensive manufacturing complex. Rent for the Leverkusen facility is periodically established by agreement with the lessor for periods of at least two years at a time. Under a separate supplies and services agreement expiring in 2011, the lessor provides some raw materials, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. Both the lease and the supplies and services agreements restrict ownership and use of the Leverkusen facility.

     The Company also leases various other manufacturing facilities and equipment. Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases the Company expects that, in the normal course of business, such leases will be renewed or replaced by other leases. Net rent expense approximated $7 million in 2002, $9 million in 2003 and $8 million in 2004. At December 31, 2004, future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year were as follows:

 Years ending December 31,                            Amount
 -------------------------                            ------
                                                 (In thousands)

   2005                                              $ 3,357
   2006                                                2,130
   2007                                                1,896
   2008                                                1,698
   2009                                                1,290
   2010 and thereafter                                20,895
                                                     -------

                                                     $31,266
                                                     =======

     Approximately $25.3 million of the $31.3 million aggregate future minimum rental commitments at December 31, 2004 relates to the Company's Leverkusen facility lease discussed above. The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2004.

Note 13 - Financial instruments:

     Summarized below is the estimated fair value and related net carrying value of the Company's financial instruments.

                                                     December 31,                December 31,
                                                         2003                        2004
                                              --------------------------   -------------------------
                                                Carrying        Fair         Carrying       Fair
                                                 amount        value          amount        value
                                               ----------    ----------     ----------   ----------
                                                                  (In millions)
Cash, cash equivalents, restricted
   cash and current and noncurrent
   restricted marketable debt securities        $  41.0       $  41.0         $ 21.9       $  21.9

Long-term debt:
  Fixed rate with market quotes -
    8.875% Senior Secured Notes                 $ 356.1       $ 356.1         $519.2       $ 549.1
  Variable rate debt                                 -             -            13.6          13.6
  Other fixed rate debt                              .6            .6             .4            .4


     Fair  value  of  the  Company's  noncurrent   restricted   marketable  debt
securities and 8.875% Senior Secured Notes are based upon quoted market prices at each balance sheet date.

     At December 31, 2003, the Company had entered into a short-term currency forward contract maturing January 2, 2004 to exchange an aggregate of euro 40 million for an equivalent amount of U.S. dollars at an exchange rate of U.S. $1.25 per euro. Such contract was entered into in conjunction with the January 2004 payment of an intercompany dividend from one of the Company's European subsidiaries. At December 31, 2003, the actual exchange rate was U.S. $1.25 per euro. The estimated fair value of such foreign currency contract was not material at December 31, 2003. The Company held no other significant derivative financial instruments at December 31, 2003 or 2004. See Note 1.

Note 14 - Accounting principles newly adopted in 2002, 2003 and 2004:

     Impairment of long-lived assets. The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. SFAS No. 144 retains the fundamental provisions of prior GAAP with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Lived-Lived Assets to be Disposed Of." However, SFAS No. 144 provides new guidance intended to address certain implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required how to measure the amount of the impairment. SFAS No. 144 also requires that net assets to be disposed of by sale are to be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. Adoption of SFAS No. 144 did not have a significant effect on the Company.

     Asset retirement obligations. The Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," on January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 is recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

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
                                                                                ====

     The increase in the asset retirement obligations from January 1, 2003 ($600,000) to December 31, 2003 ($800,000) and to December 31, 2004 ($1 million)
is primarily due to accretion expense and the effects of currency translation. Accretion expense, which is reported as a component of cost of goods sold in the accompanying Consolidated Statement of Operations, approximated $100,000 for each of the years ended December 31, 2003 and 2004.

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

     Variable interest entities. The Company complied with the consolidation requirements of FASB Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," as amended, as of March 31, 2004. The Company does not have any involvement with any variable interest entity (as that term is defined in FIN No. 46R) covered by the scope of FIN No. 46R that would require the Company to consolidate such entity under FIN No. 46R which had not already been consolidated under prior applicable GAAP, and therefore the impact to the Company of adopting the consolidation requirements of FIN No. 46R was not material.

Note 15 - Accounting principles not yet adopted:

     Inventory costs. The Company will adopt SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," for inventory costs incurred on or after January 1, 2006. SFAS No. 151 requires that the allocation of fixed production overhead costs to inventory shall be based on normal capacity. Normal capacity is not defined as a fixed amount; rather, normal capacity refers to a range of production levels expected to be achieved over a number of periods under normal circumstances, taking into account the loss of capacity resulting from planned maintenance shutdowns. The amount of fixed overhead allocated to each unit of production is not increased as a consequence of idle plant or production levels below the low end of normal capacity, but instead a portion of fixed overhead costs are charged to expense as incurred. Alternatively, in periods of production above the high end of normal capacity, the amount of fixed overhead costs allocated to each unit of production is decreased so that inventories are not measured above cost. SFAS No. 151 also clarifies existing GAAP to require that abnormal freight and wasted materials (spoilage) are to be expensed as incurred. The Company believes its production cost accounting already complies with the requirements of SFAS No. 151, and the Company does not expect adoption of SFAS No. 151 will have a material effect on its consolidated financial statements.

     Stock options. The Company will adopt SFAS No. 123R, "Share-Based Payment," as of July 1, 2005. SFAS No. 123R, among other things, eliminates the alternative in existing GAAP to use the intrinsic value method of accounting for stock-based employee compensation under APBO No. 25. Upon adoption of SFAS No. 123R, the Company will generally be required to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with the cost recognized over the period during which an employee is required to provide services in exchange for the award (generally, the vesting period of the award). No compensation cost will be recognized in the aggregate for equity instruments for which the employee does not render the requisite service (generally, the instrument is forfeited before it has vested). The grant-date fair value will be estimated using option-pricing models (e.g. Black-Scholes or a lattice model). Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to all new awards granted on or after July 1, 2005, and to all awards existing as of June 30, 2005 which are subsequently modified, repurchased or cancelled. Additionally, as of July 1, 2005, the Company will be required to recognize compensation cost for the portion of any non-vested award existing as of June 30, 2005 over the remaining vesting period. Because the Company has not granted any options to purchase its common stock and is not expected to grant any options prior to July 1, 2005 and because the number of non-vested awards as of June 30, 2005 with respect to options granted by NL to employees of the Company is not expected to be material, the effect of adopting SFAS No. 123R is not expected to be significant in so far as it relates to existing stock options. Should the Company, however, grant a significant number of options in the future, the effect on the Company's consolidated financial statements could be material.

Note 16 -         Quarterly results of operations (unaudited):

                                                                  Quarter ended
                                              ------------------------------------------------------
                                              March 31         June 30       Sept. 30        Dec. 31
                                              --------         -------       --------        -------
                                                          (In millions, except per share data)

 Year ended December 31, 2003
   Net sales                                  $ 178.2          $ 182.9        $ 173.4        $ 181.4
   Cost of sales                                130.8            134.2          124.2          127.7
     Net income                               $  14.8          $  36.7        $  14.2        $  16.1

 Year ended December 31, 2004
   Net sales                                  $ 192.2          $ 208.1        $ 203.4        $ 204.3
   Cost of sales                                142.6            156.3          156.1          154.6
     Net income                               $  13.2          $ 290.5        $   9.1        $  13.2

     During the fourth quarter of 2004, the Company determined that it should have recognized an additional $26.8 million net deferred income tax benefit during the second quarter of 2004, related to the amount of the valuation allowance related to the Company's German operations which should have been reversed. While the additional tax benefit is not material to the Company's second quarter 2004 results, the quarterly results of operations for 2004, as presented above, reflects this additional tax benefit. Accordingly, income from continuing operations for the second quarter of 2004 of $290.5 million, as reflected above, differs from the $263.7 million previously reported by the Company due to such $26.8 million deferred income tax benefit.





             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                        ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors of Kronos International, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated March 30, 2005, appearing on page F-2 in this 2004 Annual Report on Form 10-K of Kronos International, Inc., also included an audit of the financial statement schedules listed in the index on page F-1 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.







                                                      PricewaterhouseCoopers LLP


Dallas, Texas
March 30, 2005



                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            Condensed Balance Sheets

                           December 31, 2003 and 2004

                                 (In thousands)

                                                              2003                 2004
                                                              ----                 ----

 Current assets:
   Cash and cash equivalents                               $    548             $  6,283
   Accounts and notes receivable                              7,553                8,838
   Receivable from affiliates                                 5,605               20,214
   Deferred income taxes                                       -                     206
   Other                                                         21                   48
                                                           --------             --------

       Total current assets                                  13,727               35,589
                                                           --------             --------

 Other assets:
   Notes receivable from subsidiary                          89,710                 -
   Investment in subsidiaries                               563,171              493,532
   Deferred income taxes                                       -                 222,643
   Other                                                      9,190               10,508
   Property and equipment, net                                6,454                6,917
                                                           --------             --------

       Total other assets                                   668,525              733,600
                                                           --------             --------

                                                           $682,252             $769,189
                                                           ========             ========

 Current liabilities:
   Payable to affiliates                                   $ 32,218             $ 25,621
   Accounts payable and accrued liabilities                   5,305                6,072
   Income taxes                                              95,293               10,638
   Deferred income taxes                                       -                      15
                                                           --------             --------

       Total current liabilities                            132,816               42,346
                                                           --------             --------

 Noncurrent liabilities:
   Long-term debt                                           356,136              519,225
   Deferred income taxes                                     80,741                 -
   Other                                                        997                1,138
                                                           --------             --------

       Total noncurrent liabilities                         437,874              520,363
                                                           --------             --------

 Stockholder's equity                                       111,562              206,480
                                                           --------             --------

                                                           $682,252             $769,189
                                                           ========             ========





                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                         Condensed Statements of Income

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)


                                                             2002           2003           2004
                                                             ----           ----           ----

 Revenues and other income:
     Net sales                                             $ 28,326       $ 35,601       $  40,038
     Equity in earnings of subsidiaries                      34,308        293,623          66,049
   Interest income from affiliates                           28,405             50           2,782
   Royalty income                                            14,370         16,568          18,508
   Currency translation gains (losses), net                  14,656           (599)           (575)
   Other income, net                                            753            (38)             71
                                                           --------       --------        --------

                                                            120,818        345,205         126,873
                                                           --------       --------        --------

 Costs and expenses:
   Cost of sales                                             13,903         18,306          21,371
   General and administrative                                16,814         21,209          28,351
   Interest                                                  13,948         29,847          33,772
   Interest expense to affiliates                            20,530           -              5,754
                                                           --------       --------        --------

                                                             65,195         69,362          89,248
                                                           --------       --------        --------

   Income before income taxes                                55,623        275,843          37,625

 Provision (benefit) for income taxes                         3,332        194,082        (288,355)
                                                           --------       --------        --------

   Net income                                                52,291         81,761         325,980

 Dividends and accretion applicable
  to redeemable preferred stock and
  profit participation certificates                         (78,600)          -               -
                                                           --------       --------        --------

   Net income (loss) available to common stock             $(26,309)      $ 81,761        $325,980
                                                           ========       ========        ========




                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                       Condensed Statements of Cash Flows

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)

                                                             2002           2003           2004
                                                             ----           ----           ----


 Cash flows from operating activities:
     Net income                                            $ 52,291      $  81,761        $325,980
     Cash distributions from subsidiaries                    26,249            402          50,902
     Noncash currency transaction (gain) loss               (13,121)          -               -
     Noncash interest income                                (21,849)          -               -
     Noncash interest expense                                 6,174          1,472           1,487
     Deferred income taxes                                    5,037        238,814        (276,806)
     Equity in earnings of subsidiaries                     (34,308)      (293,623)        (66,049)
     Other, net                                                 451         (3,570)           (637)
                                                           --------      ---------        --------
                                                             20,924         25,256          34,877
   Net change in assets and liabilities                       1,220            115          25,963
                                                           --------      ---------        --------

        Net cash provided by operating activities
                                                             22,144         25,371          60,840
                                                           --------      ---------        --------

 Cash flows from investing activities:
   Capital expenditures                                      (1,730)        (2,406)         (1,544)
   Collection of loans to affiliates                         12,090           -             88,656
   Purchase of interest in subsidiaries                        -              -               (575)
   Other, net                                                    13              9            -
                                                           --------      ---------        --------

        Net cash provided (used) by investing activities     10,373         (2,397)         86,537
                                                           --------      ---------        --------

 Cash flows from financing activities:
   Indebtedness:
     Borrowings                                             280,041           -            129,524
     Principal payments                                     (26,697)          -               -
     Deferred financing fees                                 (8,600)          -             (1,989)
   Repayments of loans from affiliates                     (301,432)          -               -
   Loans to affiliates                                         -              -           (209,524)
   Dividends paid                                              -           (25,000)        (60,000)
   Other capital transactions with affiliates, net            2,925           -               -
                                                           --------      ---------        --------

        Net cash used by financing activities               (53,763)       (25,000)       (141,989)
                                                           --------      ---------        --------

 Net change during the year from operating investing and
     financing activities                                   (21,246)        (2,026)          5,388
 Currency translation                                         2,013            129             347
 Balance at beginning of year                                21,678          2,445             548
                                                           --------      ---------        --------

 Balance at end of year                                    $  2,445      $     548        $  6,283
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

Note 2 - Investment in and advances to subsidiaries:

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)
 Current:
     Receivable from:
        Kronos Titan GmbH ("TG") - income taxes    $  -              $ 14,386
        Kronos Titan A/S                             1,567              1,667
        Kronos Europe S.A./N.V                       1,641              2,168
        Kronos Canada                                1,354              1,482
        Kronos Denmark ApS ("KDK")                     635               -
        Titania A/S                                    360                432
        Other                                           48                 79
                                                   -------            -------

                                                   $ 5,605            $20,214
                                                   =======            =======
     Payable to:
        TG                                          31,974             25,032
        Kronos (US), Inc.                               48                145
        Kronos Chemie GmbH                             150                255
        Other                                           46                189
                                                   -------            -------

                                                   $32,218            $25,621
                                                   =======            =======

 Noncurrent:
     Notes receivable from TG                      $89,710            $  -
                                                   =======            =======


                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

Investment in:
    TG                                             $440,844            $322,434
    KDK                                             109,010             147,904
    Other                                            13,317              23,194
                                                   --------            --------

                                                   $563,171            $493,532
                                                   ========            ========



                                                           Years ended December 31,
                                                     ------------------------------------
                                                     2002            2003            2004
                                                     ----            ----            ----
                                                                (In thousands)

Equity in income from continuing
  operations of subsidiaries:
    TG                                            $ 22,430        $270,541        $ 40,951
    KDK                                             11,344          26,892          23,816
    Other                                              534          (3,810)          1,282
                                                  --------        --------        --------

                                                  $ 34,308        $293,623        $ 66,049
                                                  ========        ========        ========





                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)


                                                      Additions
                                       Balance at    charged to                                              Balance
                                        beginning     costs and         Net        Currency                  at end
            Description                 of year       expenses      deductions    translation     Other      of year
-----------------------------------    ----------    -----------    ----------    -----------    -------    ---------

 Year ended December 31, 2002:
   Allowance for doubtful accounts      $ 1,626       $   381        $  (397)       $   297       $   -      $ 1,907
                                        =======       =======        =======        =======       ======     =======
   Accrual for planned major
     maintenance activities             $ 2,534       $ 1,616        $(1,374)       $   483       $   -      $ 3,259
                                        =======       =======        =======        =======       ======     =======

 Year ended December 31, 2003:
   Allowance for doubtful accounts      $ 1,907       $   233        $  (281)       $   363       $   -      $ 2,222
                                        =======       =======        =======        =======       ======     =======
   Accrual for planned major
     maintenance activities             $ 3,259       $ 1,432        $  (915)       $   684       $   -      $ 4,460
                                        =======       =======        =======        =======       ======     =======

 Year ended December 31, 2004:
   Allowance for doubtful accounts      $ 2,222       $  (169)       $  (540)       $   147       $   -      $ 1,660
                                        =======       =======        =======        =======       ======     =======
   Accrual for planned major
     maintenance activities             $ 4,460       $ 3,563        $(4,479)       $   310       $   -      $ 3,854
                                        =======       =======        =======        =======       ======     =======



Note - Certain information has been omitted from this Schedule because it is disclosed in the notes to the Consolidated Financial Statements.




                        KRONOS TITAN GMBH AND SUBSIDIARY

                   Index of Consolidated Financial Statements


Financial Statements                                                     Pages

Report of Independent Registered Public Accounting Firm                  FA-2

Consolidated Balance Sheets - December 31, 2003 and 2004                 FA-3

Consolidated Statements of Income - Years ended
 December 31, 2002, 2003 and 2004                                        FA-5

Consolidated Statements of Comprehensive Income - Years ended
 December 31, 2002, 2003 and 2004                                        FA-6

Consolidated Statements of Partners' Capital/Owners'
 Equity - Years ended December 31, 2002, 2003 and 2004                   FA-7

Consolidated Statements of Cash Flows - Years ended
 December 31, 2002, 2003 and 2004                                        FA-8

Notes to Consolidated Financial Statements                               FA-10





             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Owner of Kronos Titan GmbH:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, owners' equity and cash flows present fairly, in all material respects, the financial position of Kronos Titan GmbH and Subsidiary at December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





PricewaterhouseCoopers LLP
Dallas, Texas

March 30, 2005







                        KRONOS TITAN GMBH AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2003 and 2004

                                 (In thousands)

                                                              2003                 2004
                                                              ----                 ----
         ASSETS

Current assets:
  Cash and cash equivalents                                $ 30,859             $  6,444
  Accounts and notes receivable                              66,565               76,732
  Receivable from affiliates                                 82,166               32,355
  Refundable income taxes                                   128,956                   59
  Inventories                                               100,133              101,850
  Prepaid expenses                                            2,389                2,078
                                                           --------             --------

    Total current assets                                    411,068              219,518
                                                           --------             --------

Other assets:
  Note receivable from Kronos Titan A/S                           -                5,449
  Unrecognized net pension obligations                        3,636                3,672
  Deferred income taxes                                      19,832               18,077
  Other                                                       1,211                1,201
                                                           --------             --------

    Total other assets                                       24,679               28,399
                                                           --------             --------

Property and equipment:
  Land                                                       13,539               14,929
  Buildings                                                 101,819              111,349
  Machinery and equipment                                   442,838              496,428
  Construction in progress                                    6,624               10,022
                                                           --------             --------
                                                            564,820              632,728

  Less accumulated depreciation and depletion               323,313              373,938
                                                           --------             --------

    Net property and equipment                              241,507              258,790
                                                           --------             --------

                                                           $677,254             $506,707
                                                           ========             ========



                        KRONOS TITAN GMBH AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 2003 and 2004

                                 (In thousands)

                                                              2003                 2004
                                                              ----                 ----
LIABILITIES AND OWNERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                 $ 61,252             $ 76,952
  Payable to affiliates                                      21,685               35,260
  Deferred income taxes                                       1,407                1,912
                                                           --------             --------

    Total current liabilities                                84,344              114,124
                                                           --------             --------

Noncurrent liabilities:
  Note payable to affiliate                                  89,710               12,941
  Accrued pension cost                                       50,826               45,015
  Other                                                      11,530               12,193
                                                           --------             --------

    Total noncurrent liabilities                            152,066               70,149
                                                           --------             --------

Owners' equity:
  Subscribed capital                                         12,496               12,496
  Paid in capital                                           376,634              227,037
  Retained deficit                                              -                 (9,685)
  Accumulated other comprehensive income (loss):
    Currency translation                                     75,524              111,996
    Pension liabilities                                     (23,810)             (19,410)
                                                           --------             --------

      Total owners' equity                                  440,844              322,434
                                                           --------             --------

                                                           $677,254             $506,707
                                                           ========             ========


Commitments and contingencies (Notes 6, 10 and 13)


          See accompanying notes to consolidated financial statements.


                        KRONOS TITAN GMBH AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)

                                                             2002           2003           2004
                                                             ----           ----           ----


Net sales                                                  $384,361       $487,337        $552,216
Cost of sales                                               323,306        379,187         451,888
                                                           --------      ---------        --------

    Gross margin                                             61,055        108,150         100,328

Selling, general and administrative expense                  34,633         42,925          47,824
Other operating income (expense):
  Currency transaction gains (losses), net                       93         (3,519)         (2,533)
  Disposition of property and equipment                        (300)          (390)           (293)
                                                           --------      ---------        --------

    Income from operations                                   26,215         61,316          49,678

Other income (expense):
  Trade interest income                                         518            447             949
  Interest and other expense to affiliates                   (4,493)          (442)           (304)
  Interest and other income from affiliates                   3,694          3,918           8,813
  Interest expense                                             (198)          (368)           (651)
                                                           --------      ---------        --------

    Income before income taxes                               25,736         64,871          58,485

Income tax provision (benefit)                                3,306       (205,670)         17,507
                                                           --------      ---------        --------

    Net income                                             $ 22,430      $ 270,541        $ 40,978
                                                           ========      =========        ========


          See accompanying notes to consolidated financial statements.


                        KRONOS TITAN GMBH AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)


                                                             2002           2003           2004
                                                             ----           ----           ----



Net income                                                 $ 22,430      $ 270,541        $ 40,978
                                                           --------      ---------        --------

Other comprehensive income (loss), net of tax:
   Minimum pension liabilities adjustment                    (2,915)       (17,946)          4,400
   Currency translation adjustment                           22,892         37,674          36,472
                                                           --------      ---------        --------

     Total other comprehensive income                        19,977         19,728          40,872
                                                           --------      ---------        --------

Comprehensive income                                        $42,407      $ 290,269        $ 81,850
                                                           ========      =========        ========

          See accompanying notes to consolidated financial statements.




                        KRONOS TITAN GMBH AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL / OWNERS' EQUITY

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)

                                                                                                   Accumulated other
                                                                                                    comprehensive
                                                         Owners' Equity                              income (loss)
                                      Partners'    --------------------------   Retained    -----------------------------
                                       capital     Subscribed      Paid-in      earnings      Currency       Pension
                                      (deficit)      capital       capital      (deficit)    translation    liabilities     Total
                                     ----------    ----------     --------     ----------    -----------    -----------     -----

Balance at December 31, 2001         $108,865      $   -          $   -         $   -         $ 14,958       $ (2,949)     $120,874

Net income                             22,430          -              -             -             -              -           22,430
Other comprehensive income
  (loss), net of tax                     -             -              -             -           22,892         (2,915)       19,977
Cash contribution                     (12,706)         -              -             -             -              -          (12,706)
                                     --------      --------       --------      --------      --------       --------      --------

Balance at December 31, 2002          118,589          -              -             -           37,850         (5,864)      150,575

Net income                            270,541          -              -             -             -              -          270,541
Other comprehensive income
  (loss), net of tax                     -             -              -             -           37,674        (17,946)       19,728
Partnership conversion               (389,130)       12,496        376,634          -             -              -             -
                                     --------      --------       --------      --------      --------       --------      --------

Balance at December 31, 2003             -           12,496        376,634          -           75,524        (23,810)      440,844

Net income                               -             -              -           40,978          -              -           40,978
Dividends declared                       -             -              -          (50,663)         -              -          (50,663)
Other comprehensive income,
  net of tax                             -             -              -             -           36,472          4,400        40,872
Noncash capital transaction              -             -          (149,597)         -             -              -         (149,597)
                                     --------      --------       --------      --------      --------       --------      --------

Balance at December 31, 2004         $   -         $ 12,496       $227,037      $ (9,685)     $111,996       $(19,410)     $322,434
                                     ========      ========       ========      ========      ========       ========      ========

          See accompanying notes to consolidated financial statements.


                        KRONOS TITAN GMBH AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2002, 2003 and 2004
                                 (In thousands)

                                                             2002           2003           2004
                                                             ----           ----           ----


Cash flows from operating activities:
  Net income                                               $ 22,430      $ 270,541        $ 40,978
  Depreciation, depletion and amortization                   16,387         20,452          23,583
  Noncash interest expense                                       57            140             200
  Deferred income taxes                                       2,875        (39,770)          6,178
  Net loss from disposition of property and equipment           300            390             293
  Pension, net                                               (2,745)        (5,021)         (4,540)
  Other, net                                                     25             12             167
  Change in assets and liabilities:
    Accounts and notes receivable                           (27,322)         1,827          (3,205)
    Inventories                                              (2,678)         1,830           5,837
    Prepaid expenses                                             25          1,107             559
    Accounts payable and accrued liabilities                 (4,677)         3,542          13,683
    Income taxes                                             (1,164)      (130,136)        126,599
    Accounts with affiliates                                 25,616        (85,431)        (82,855)
    Accrued environmental costs                                 259           (905)              -
    Other noncurrent assets                                    (222)           481            (146)
    Other noncurrent liabilities                             (1,018)          (555)         (5,334)
                                                           --------      ---------        --------

      Net cash provided by operating activities              28,148         38,504         121,997
                                                           --------      ---------        --------

Cash flows from investing activities:
  Capital expenditures                                      (15,818)       (18,715)        (20,396)
  Loans to affiliates - collections                          18,097           -               -
  Proceeds from disposition of property and equipment             3              4            -
                                                           --------      ---------        --------

      Net cash provided (used) by investing activities        2,282        (18,711)        (20,396)
                                                           --------      ---------        --------


                        KRONOS TITAN GMBH AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                        December 31, 2002, 2003 and 2004

                                 (In thousands)

                                                             2002           2003           2004
                                                             ----           ----           ----


Cash flows from financing activities:
  Indebtedness:
    Borrowings                                              $  -         $   -            $ 49,984
    Principal payments                                         -             -             (49,984)
  Loans from affiliates:
    Loans                                                      -             -              11,597
    Repayments                                              (12,090)         -             (88,656)
  Cash distributions                                        (12,706)         -             (50,663)
  Deferred financing fees                                      (410)         -                -
                                                           --------      ---------        --------

    Net cash used by financing activities                   (25,206)         -            (127,722)
                                                           --------      ---------        --------

Cash and cash equivalents - net change from:
    Operating, investing and financing
      activities                                              5,224         19,793         (26,121)
    Currency translation                                        924          3,241           1,706
  Balance at beginning of year                                1,677          7,825          30,859
                                                           --------      ---------        --------

  Balance at end of year                                   $  7,825      $  30,859        $  6,444
                                                           ========      =========        ========

Supplemental disclosures:
  Cash paid (received) for:
    Interest                                               $  4,463      $     674        $    626
    Income taxes                                                938           (166)       (132,629)

          See accompanying notes to consolidated financial statements.



                        KRONOS TITAN GMBH AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

     Kronos  Titan  GmbH  ("TG")  is  a   wholly-owned   subsidiary   of  Kronos
International, Inc. ("KII"). KII is a wholly-owned subsidiary of Kronos Worldwide, Inc. (NYSE:KRO) ("Kronos"). At December 31, 2004, (i) Valhi, Inc. (NYSE: VHI) and a wholly-owned subsidiary of Valhi held approximately 57% of Kronos' common stock and NL Industries, Inc. (NYSE: NL) held an additional 37% of the outstanding common stock of Kronos, (ii) Valhi and its wholly-owned subsidiary owned 83% of NL's outstanding common stock and (iii) Contran Corporation and its subsidiaries held approximately 91% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of such companies.

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), with the U.S. dollar as the reporting currency. TG also prepares financial statements on other bases, as required in Germany.

     Effective December 31, 2003, Kronos Titan GmbH & Co. OHG was converted from a partnership into a limited liability company under German law, and was renamed TG. The conversion resulted in a reclassification of partner's capital aggregating $389 million at the date of conversion into other capital accounts (subscribed capital and paid-in capital) and had no material effect on TG's consolidated financial statements, other than with respect to deferred income taxes. See Note 10. In 2004, the Company forgave a $150 million receivable from KII which is reflected as a noncash capital transaction in the accompanying Consolidated Statement of Partners' Capital/Owners' Equity.

     TG is not a registrant  with the U.S.  Securities  and Exchange  Commission
("SEC")  and  therefore  is  not  subject  to  the  SEC's   periodic   reporting
requirements, except as may be required by Rule 3-16 of Regulation S-X.

Note 2 - Summary of significant accounting policies:

     Principles of  consolidation  and  management's  estimates The accompanying consolidated financial statements include the accounts of TG and its wholly-owned subsidiary (collectively, the "Company"). All material intercompany accounts and balances have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results may differ from previously estimated amounts under different assumptions or conditions. The Company has no involvement with any variable interest entity covered by the scope of FASB Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," as amended as of March 31, 2004.

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

     Derivatives and hedging activities. Derivative instruments are recognized as either assets or liabilities and measured at fair value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The accounting for changes in fair value of derivatives is dependent upon the intended use of the derivative, and such changes are recognized either in net income or other comprehensive income. As permitted by the transition requirements of SFAS No. 133, as amended, the Company exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999. See Note 14.

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

     Property, equipment, depreciation and depletion. Property and equipment are stated at cost. Interest costs related to major, long-term capital projects are capitalized as a component of construction costs. Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized. The Company performs planned major maintenance activities throughout the year. Repair and maintenance costs estimated to be incurred in connection with planned major maintenance activities, consisting primarily of materials and supplies, are accrued in advance and are included in cost of goods sold. At December 31, 2004, accrued repair and maintenance costs, included in other current liabilities, was $3.2 million (2003 - $3.3 million).

     Depreciation is computed principally by the straight-line method over the estimated useful lives of ten to forty years for buildings and three to twenty years for machinery and equipment.

     When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. All relevant factors are considered. The test for impairment is performed by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required. The Company accounts for the impairment of its property and equipment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144.

     Deferred financing costs. Deferred financing costs are amortized over the term of the applicable issue by the interest method.

     Employee benefit plans. Accounting and funding policies for retirement plans are described in Note 8.

     The Company has not issued any stock options. However, certain employees of the Company have been granted options by NL to purchase NL common stock. The Company has elected the disclosure alternative prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, and to account for its stock-based employee compensation related to stock options in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. During 2002, and following NL's cash settlement of options to purchase NL common stock held by certain individuals, NL and the Company, commenced accounting for its stock options using the variable accounting method because NL could not overcome the presumption that it would not similarly cash settle its remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including those with an exercise price at least equal to the market price on the date of grant) are accrued as an expense over their vesting period, with subsequent increases (decreases) in NL's market price resulting in additional compensation expense (income). Upon exercise of such options to purchase NL common stock held by employees of the Company, the Company pays NL an amount equal to the difference between the market price of NL's common stock on the date of exercise and the exercise price of such stock option. Aggregate compensation expense related to NL stock options held by employees of the Company was $25,000 in 2002, $12,000 in 2003 and $167,000 in 2004.

     The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                           Years ended December 31,
                                                  -------------------------------------------
                                                  2002                2003               2004
                                                  ----                ----               ----
                                                                 (In thousands)

Net income - as reported                        $22,430             $270,541          $ 40,978
Adjustments, net of applicable income
 tax effects:
  Stock-based employee compensation
   expense determined under APBO No. 25              21                   10               102
  Stock-based employee compensation
   expense determined under SFAS No. 123            (21)                  (9)               (4)
                                                -------             --------          --------

Pro forma net income                            $22,430             $270,542          $ 41,076
                                                =======             ========          ========

     Environmental remediation costs. Environmental remediation costs are accrued when estimated future expenditures are probable and reasonably estimable. The estimated future expenditures are generally not discounted to present value. Recoveries of remediation costs from other parties, if any, are reported as receivables when their receipt is deemed probable. At December 31, 2003 and 2004, no receivables for recoveries have been recognized.

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

     Selling, general and administrative expenses; shipping and handling costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, shipping and handling, research and development, legal and administrative functions, such as accounting, treasury and finance, and includes costs for salary and benefits, travel and entertainment, promotional materials and professional fees. Shipping and handling costs are included in selling, general and administrative expense and were $15.1 million in 2002, $19.8 million in 2003 and $22.3 million in 2004.

     Income taxes. As a partnership under German law during 2002 and 2003, TG was not subject to corporate income taxes, but was subject to trade income taxes. Deferred trade income tax assets and liabilities were recognized for the expected future tax consequences of temporary differences between the trade income tax and financial reporting carrying amounts of assets and liabilities. Effective December 31, 2003, the Company was converted from a partnership to a limited liability company. See Note 10. Subsequent to that date, the Company is subject to the German corporation tax, with a statutory rate of 25%, in addition to solidarity-surcharge of 5.5% of corporate income tax and trade income taxes. The Company periodically evaluates its deferred trade income tax assets and adjusts any related valuation allowance.

Note 3 - Accounts and notes receivable:

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

Trade receivables                                 $  62,225           $  71,914
Insurance claims receivable                               9                  12
Recoverable VAT and other receivables                 5,800               6,046
Allowance for doubtful accounts                      (1,469)             (1,240)
                                                  ---------           ---------

                                                  $  66,565           $  76,732
                                                  =========           =========

Note 4 - Inventories:

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

Raw materials                                     $  13,424           $  20,379
Work in process                                      14,169              10,173
Finished products                                    57,267              55,349
Supplies                                             15,273              15,949
                                                  ---------           ---------

                                                  $ 100,133           $ 101,850
                                                  =========           =========

Note 5 - Accounts payable and accrued liabilities:

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

Accounts payable                                  $  29,886           $  39,732
Accrued liabilities:
  Employee benefits                                  13,180              15,957
  Waste acid recovery                                 8,187               9,598
  Other                                               9,999              11,665
                                                  ---------           ---------

                                                  $  61,252           $  76,952
                                                  =========           =========

Note 6 - Long-term debt:

     In June 2002 the Company and KII's operating subsidiaries in Belgium and Norway (Kronos Europe S.A./N.V.-"KEU", Kronos Titan A/S - "TAS" and Titania A/S
- "TIA"), referred to as the "Borrowers", entered into a three-year euro 80 million secured revolving credit facility ("Credit Facility"). During 2004, Kronos Norge A/S, the parent company of TAS and TIA, and Kronos Denmark ApS, the parent company of both Kronos Norge and KEU, were added as Borrowers under the Credit Facility. Borrowings may be denominated in multiple currencies, including U.S. dollars, euros and Norwegian kroner, and bear interest at the applicable interbank market rate plus 1.75%. As of December 31, 2004, the Company had no amounts outstanding under the Credit Facility. However at December 31, 2004, KEU had borrowed a net euro 10 million ($13.6 million) under the Credit Facility. At December 31, 2004, euro 68 million ($92.6 million) was available for borrowing by the Borrowers.

     The Credit Facility is collateralized by accounts receivable and inventory of certain of the Borrowers, plus a limited pledge of certain other assets of the Belgian operating subsidiary. The Credit Facility contains, among others, various restrictive covenants, including restrictions on incurring liens, asset sales, additional financial indebtedness, mergers, investments and acquisitions, transactions with affiliates and dividends. The Company, KEU and Kronos Denmark are unconditionally jointly and severally liable for any and all outstanding borrowings under the Credit Facility. TAS, TIA and Kronos Norge A/S are jointly and severally liable for any and all outstanding borrowings under the Credit Facility to the extent permitted by Norwegian law. The Borrowers have a euro 5 million sub-limit for issuing letters of credit with euro 2 million ($3 million) letters of credit issued at December 31, 2004. The Borrowers were in compliance with all the covenants as of December 31, 2004.

     Deferred financing costs of $1.4 million for the Credit Facility ($.4 million paid by the Company, with the remaining $1.0 million paid by KII's Belgian and Norwegian operating subsidiaries) are being amortized over the life of the Credit Facility and are included in other noncurrent assets as of December 31, 2004.

     In January 2004, the Company borrowed euro 40 million ($50 million, when borrowed) under the Credit Facility at an interest rate of 3.86% and used the proceeds to fund a $60 million dividend to KII. In February 2004, the Company repaid the euro 40 million borrowing from proceeds collected from KEU and TAS in settlement of outstanding intercompany balances. KEU and TAS utilized funds borrowed under the Credit Facility, euro 26 million ($32 million when borrowed) borrowed by KEU and euro 14 million ($18 million when borrowed) borrowed by TAS, to settle the outstanding intercompany balances. Such amounts were repaid in the second quarter of 2004.

     In June 2002, KII issued at par value euro 285 million principal amount ($280 million when issued) of its 8.875% Senior Secured Notes due 2009 and in November 2004 KII issued at 107% of par an additional euro 90 million principal amount ($130 million when issued) of the KII senior secured notes (collectively the "Notes"). The Notes are collateralized by a pledge of 65% of the common stock or other ownership interests of certain of KII's first-tier operating subsidiaries. The Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts the ability of KII and its subsidiaries, to incur debt, incur liens, or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. The Notes are redeemable, at KII's option, on or after December 30, 2005 at redemption prices ranging from 104.437% of the principal amount, declining to 100% on or after December 30, 2008. In addition, on or before June 30, 2005, KII may redeem up to 35% of the Notes with the net proceeds of a qualified public equity offering at 108.875% of the principal amount. In the event of a change of control of KII, as defined, KII would be required to make an offer to purchase its Notes at 101% of the principal amount. KII would also be required to make an offer to purchase a specified portion of its Notes at par value in the event KII generates a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period.




Note 7 - Other noncurrent liabilities:

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

Employee benefits                                 $   3,962           $   4,111
Insurance claims expense                              1,112               1,362
Other                                                 6,456               6,720
                                                  ---------           ---------

                                                  $  11,530           $  12,193
                                                  =========           =========


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

     The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2003 and 2004 are presented in the table below. Such weighted-average rates were determined using the projected benefit obligations at each date.

                                                           December 31,
                                                     ------------------------
        Rate                                         2003                2004
        ----                                         ----                ----

Discount rate                                        5.3%                5.0%
Increase in future compensation levels               2.8%                2.8%

     The weighted-average rate assumptions used in determining the net periodic pension cost for 2002, 2003 and 2004 are presented in the table below. The weighted-average discount rate and the weighted-average increase in future compensation levels were determined using the projected benefit obligations at the beginning of each year, and the weighted-average long-term return on plan assets was determined using the fair value of plan assets at the beginning of each year.

                                                        Years ended December 31,
                                                     2002         2003         2004
                                                     ----         ----         ----
       Rate
       ----
  Discount rate                                      5.5%         5.3%         5.3%
  Increase in future compensation levels             2.5%         2.8%         2.8%
  Long-term return on plan assets                    6.8%         6.5%         6.5%

     Plan assets are comprised  primarily of investments in corporate equity and
debt  securities,   short-term  investments,  mutual  funds  and  group  annuity contracts.

     SFAS No. 87, "Employers' Accounting for Pension Costs" requires that an additional pension liability be recognized when the unfunded accumulated pension benefit obligation exceeds the unfunded accrued pension liability. The accumulated benefit obligation of the Company's defined benefit pension plan was $193.6 million at December 31, 2004 (2003 - $177.3 million). Variances from actuarially assumed rates will change the actuarial valuation of accrued pension liabilities, pension expense and funding requirements in future periods.

     The components of the net periodic defined benefit pension cost are set forth below.

                                                        Years ended December 31,
                                                     2002         2003         2004
                                                     ----         ----         ----
                                                             (In thousands)

Net periodic pension cost:
  Service cost benefits                            $ 2,120      $ 2,621      $ 3,289
  Interest cost on projected benefit
   obligation ("PBO")                                8,353        9,354       10,558
  Expected return on plan assets                    (8,210)      (8,831)      (9,448)
  Amortization of prior service cost                  -            -             196
  Amortization of net transition obligation            210          251           69
  Recognized actuarial losses                          329           20          782
                                                   -------      -------      -------

                                                   $ 2,802      $ 3,415      $ 5,446
                                                   =======      =======      =======

     The funded status of the Company's defined benefit pension plan is set forth below.

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)
Change in PBO:
  Beginning of year                               $ 160,871           $ 205,440
  Service cost                                        2,621               3,289
  Interest                                            9,354              10,558
  Participant contributions                           1,156               1,206
  Plan amendments                                     3,200                   -
  Actuarial losses                                    6,398               4,968
  Benefits paid                                     (10,947)            (12,442)
  Change in currency exchange rates                  32,787              19,289
                                                  ---------           ---------

    End of year                                   $ 205,440           $ 232,308
                                                  ---------           ---------

Change in fair value of plan assets:
  Beginning of year                               $ 112,674           $ 116,275
  Actual return on plan assets                      (15,643)             10,026
  Employer contributions                              8,919              10,432
  Participant contributions                           1,156               1,206
  Benefits paid                                     (10,947)            (12,442)
  Change in currency exchange rates                  20,116              11,422
                                                  ---------           ---------

    End of year                                   $ 116,275           $ 136,919
                                                  ---------           ---------

Funded status at year end:
  Plan assets less than PBO                       $ (89,165)          $ (95,389)
  Unrecognized actuarial loss                        68,627              79,381
  Unrecognized prior service cost                     3,566               3,672
  Unrecognized net transition obligation                 70                -
                                                  ---------           ---------

                                                  $ (16,902)          $ (12,336)
                                                  =========           =========

Amounts recognized in the balance sheet:
  Accrued pension cost:
    Current                                       $  (7,878)          $  (8,587)
    Noncurrent                                      (50,826)            (45,015)
  Unrecognized net pension obligations                3,636               3,672
  Accumulated other comprehensive loss               38,166              37,594
                                                  ---------           ---------

                                                  $ (16,902)          $ (12,336)
                                                  =========           =========

     In determining the expected long-term rate of return on plan asset assumptions, the Company considers the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of its plans and the expected long-term rates of return for such asset components. In addition, the Company receives advice about appropriate long-term rates of return from the Company's third-party actuaries. The composition of the Company's plan assets is established to satisfy the requirements of the German insurance commissioner. The current plan asset allocation at December 31, 2004 was 23% to equity managers, 48% to fixed income managers and 29% to real estate. The Company regularly reviews its actual asset allocation for each of its plans, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

     At December 31, 2004, the Company expects to contribute the equivalent of approximately $3 million to its defined benefit pension plan during 2005.

     The Company expects total defined benefit pension plan expense to be approximately $7 million in 2005. The Company expects future benefits paid from all defined benefit pension plans to be as follows:

                                                      Amount
                                                     --------
Years ending December 31,                        (In thousands)

   2005                                              $12,700
   2006                                               12,838
   2007                                               12,963
   2008                                               13,088
   2009                                               13,213
   2010 to 2014                                       67,938

Note 9 - Other items:

     Advertising costs are expensed as incurred and were $.3 million in each of 2002, 2003 and 2004.

     Interest capitalized in connection with long-term capital projects was nil in each of 2002, 2003 and 2004.

Note 10 - Income taxes:

     The components of (i) the difference between the provision for income taxes attributable to pretax income and the amounts that would be expected using the German statutory corporation tax rate of 25% in 2002 and 2003 and 26.4% in 2004,
(ii) the provision for income taxes and (iii) the comprehensive tax provision are presented below.




                                                        Years ended December 31,
                                                     2002         2003         2004
                                                     ----         ----         ----
                                                             (In thousands)

Pretax income                                      $ 25,736     $  64,871      $ 58,485
                                                   ========     =========      ========

Expected tax expense                               $  6,434     $  16,218      $ 15,440
Trade income tax                                      2,561        11,365         7,773
German tax refund                                      -         (123,033)       (2,508)
Change in deferred income tax
  valuation allowance, net                             -              -          (3,146)
Organschaft adjustment                                 -          (94,079)         -
No corporation tax provision
  due to partnership structure                       (6,434)      (16,218)         -
Other, net                                              745            77           (52)
                                                   --------     ---------      --------

    Income tax expense (benefit)                   $  3,306     $(205,670)     $ 17,507
                                                   ========     =========      ========

Provision for income taxes:
  Current income tax expense (benefit)             $    431      (165,900)       11,329
  Deferred income tax expense (benefit)               2,875       (39,770)        6,178
                                                   --------     ---------      --------

                                                   $  3,306     $(205,670)     $ 17,507
                                                   ========     =========      ========

Comprehensive provision (benefit) for income
 taxes allocable to:
  Pretax income                                    $  3,306     $(205,670)     $ 17,507
  Other comprehensive loss - pension
   liabilities                                         (732)       (5,331)       (8,081)
                                                   --------     ---------      --------

                                                   $  2,574     $(211,001)     $  9,426
                                                   ========     =========      ========

     The components of the net deferred tax liability are summarized below.




                                                                     December 31,
                                                  --------------------------------------------------
                                                            2003                      2004
                                                  ------------------------   -----------------------
                                                   Assets      Liabilities   Assets      Liabilities
                                                  -------     ------------   ------      -----------
                                                                      (In millions)
Tax effect of temporary differences
 relating to:
  Inventories                                    $   -          $  (1,407)   $   -        $ (1,816)
  Property and equipment                           38,400           -          38,327         -
  Accrued (prepaid) pension cost                    6,690         (22,716)     14,770      (27,598)
  Other taxable differences                          -             (2,880)       -          (7,518)
Tax loss and tax credit carryforwards                 338            -           -            -
                                                 --------       ---------    --------     --------

  Gross deferred tax assets (liabilities)          45,428         (27,003)     53,097      (36,932)

Reclassification, principally netting by
  tax jurisdiction                                (25,596)         25,596     (35,020)      35,020
                                                 --------       ---------    --------     --------

  Net total deferred tax liabilities               19,832          (1,407)     18,077       (1,912)
  Net current deferred tax liabilities               -             (1,407)       -          (1,912)
                                                 --------       ---------    --------     --------

  Net noncurrent deferred tax liabilities        $ 19,832       $    -       $ 18,077     $   -
                                                 ========       =========    ========     ========


     The Company's has no deferred income tax valuation allowance as of December 31, 2003 and 2004.

     Certain of the Company's tax returns are being examined and the German tax authorities may propose tax deficiencies, including penalties and interest.

     No assurance can be given that the Company's tax matters will be favorably resolved due to the inherent uncertainties involved in settlement initiatives, court and tax proceedings. The Company believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

     During 2002 and 2003, the Company's legal form was as a partnership. As a partnership, the Company was not subject to corporation tax, although the Company was subject to trade income tax. Effective December 31, 2003, the Company was converted to a limited liability company and will also be subject to the German corporation tax in years following 2003. As a result of the conversion of the Company from a partnership, the Company recognized net deferred income tax assets of approximately $52 million related to the expected future tax consequences of temporary differences between the corporate income tax and financial reporting carrying amounts of its assets and liabilities.

     In the first  quarter  of 2003,  the  Company  was  notified  by the German
Federal Fiscal Court (the "Court") that the Court had ruled in the Company's favor concerning a claim for refund suit in which the Company sought refunds of prior taxes paid during the periods 1990 through 1997. The Company was required to file amended tax returns with the German tax authorities in order to receive its refunds for such years, and all of such amended returns were filed during 2003. Such amended returns reflected an aggregate refund of taxes and related interest to the Company of euro 103.2 million ($123.0 million) and the Company recognized the benefit for these net funds in its 2003 results of operations. For the year ended December 31, 2004, the Company recognized a refund of euro
4.0 million ($5.3 million) related to additional net interest which has accrued on the outstanding refund amount. Through December 2004, TG had received net refunds of euro 107.2 million ($135.4 million when received). All refunds relating from the periods 1990 to 1997 were received by December 31, 2004. In addition to the refunds for the 1990 to 1997 periods, the court ruling also resulted in a refund of 1999 income taxes and interest, and the Company received euro 21.5 million ($24.6 million) in 2003.

     Pursuant to the Company's conversion to a limited liability company effective December 31, 2003, the Company is included in KII's Organschaft effective January 1, 2004.

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

     The Company is a party to services and cost sharing agreements among several affiliates of the Company whereby Kronos, KII, KEU and other affiliates provide certain management, financial, insurance and administrative services to the Company on a fee basis. The Company's expense was approximately $5.7 million in 2002, $7.1 million in 2003 and $7.8 million in 2004 related to these services and costs.

     The Company charges affiliates for certain management, financial and administrative services costs, which totaled approximately $3.4 million, $4.3 million, and $4.4 million in 2002, 2003 and 2004, respectively. These charges to affiliates were reflected primarily as a reduction of selling, general and administrative expense.

     The Company is also party to master global insurance coverage policies with NL with regard to property, business interruption, excess liability, and other coverages. Tall Pines, Valmont Insurance Company (which merged into Tall Pines in December 2004, with Tall Pines surviving the merger) and EWI RE, Inc. ("EWI") provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including KII, Kronos and the Company. Tall Pines is wholly owned by a subsidiary of Valhi, and EWI is a wholly-owned subsidiary of NL. Consistent with insurance industry practices, Tall Pines, Valmont and EWI receive commissions from the insurance and reinsurance underwriters for the policies that they provide or broker. The costs associated with these policies aggregated $5.6 million, $4.1 million and $4.0 million in 2002, 2003 and 2004, respectively.

     Contran and certain of its subsidiaries and affiliates, including the Company, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies. With respect to certain of such policies, it is possible that unusually large losses incurred by one or more insureds during a given policy period could leave the other participating companies without adequate coverage under that policy for the balance of the policy period. As a result, Contran and certain of its subsidiaries and its affiliates, including Kronos, have entered into a loss sharing agreement under which any uninsured loss is shared by those entities who have submitted claims under the relevant policy. The Company believes the benefits in the form of reduced premiums and broader coverage associated with the group coverage for such policies justifies the risk associated with the potential for uninsured loss.

     The Company purchases from and sells to its affiliates a significant amount of titanium dioxide pigments ("TiO2"). Intercompany sales to (purchases from) affiliates of TiO2 are summarized in the following table.

                                                        Years ended December 31,
                                                     ------------------------------
                                                     2002         2003         2004
                                                     ----         ----         ----
                                                             (In thousands)

Sales to:
  Kronos (US), Inc. ("KUS")                       $ 24,511      $ 37,550      $ 21,448
  Societe Industrielle du Titane, S.A. ("SIT")      23,681        32,969        39,091
  KEU                                               19,141        22,417        23,872
  Kronos Limited ("KUK")                            16,864        22,151        18,677
  Kronos Canada, Inc. ("KC")                         4,494         5,026         5,414
  Other affiliates                                  10,564        29,200        41,052
                                                  --------      --------      --------

                                                  $ 99,255      $149,313      $149,554
                                                  ========      ========      ========

Purchases from:
  KEU                                             $ 26,868      $ 33,061      $ 42,836
  TAS                                                3,209         5,722        10,796
  KC                                                  -             -              271
                                                  --------      --------      --------

                                                  $ 30,077      $ 38,783      $ 53,903
                                                  ========      ========      ========

     KUS purchases the rutile and slag feedstock used as a raw material in the Company's chloride process TiO2 facility. The Company purchases such feedstock from KUS for use in its facility for an amount equal to the amount paid by KUS to the third-party supplier plus a 2.5% administrative fee. Such feedstock purchases were $64.3 million in 2002, $56.2 million in 2003 and $66.7 million in 2004.

     The Company sells water treatment chemicals (derived from co-products of the TiO2 production processes) to KII. Such water treatment chemical sales were $8.4 million in 2002, $12.8 million in 2003 and $15.9 million in 2004.

     The  Company  purchases   ilmenite  (sulfate   feedstock)  from  TIA  on  a
year-to-year basis. Such feedstock purchases were $13.4 million in 2002, $15.5 million in 2003 and $17.4 million in 2004.

     At January 1, 2002, the Company was party to an accounts receivable factoring agreement with KII pursuant to which the Company factored its export accounts receivable without recourse to KII for a fee of 0.85%. KII, upon non-recourse transfer from the Company, assumed all risk pertaining to the factored receivables, including, but not limited to, exchange control risks, risks pertaining to the bankruptcy of a customer and risks related to late payments. Effective June 2002, this factoring agreement was terminated, and certain European affiliates of the Company commenced factoring their export accounts receivables to the Company on similar terms. Export receivables sold to KII during 2002 aggregated $59 million, and export receivables purchased by the Company during 2003 and 2004 aggregated $108 million and $129 million, respectively.

     Net  amounts   currently   receivable  from  (payable  to)  affiliates  are
summarized in the following table.


                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

Receivable from:
  KUK                                              $    886           $    862
  TAS                                                15,533                  -
  SIT                                                     -              1,632
  KEU                                                32,342                  -
  Kronos B.V.                                             -              2,055
  KII                                                31,974             25,032
  KC                                                     92              1,496
  Other affiliates                                    1,339              1,278
                                                   --------           --------

                                                   $ 82,166           $ 32,355
                                                   ========           ========

Current payable to:
  KII - income taxes                               $   -              $ 14,386
  KUS                                                 5,856              5,390
  TIA                                                 6,631              8,817
  Kronos B.V.                                         8,609                  -
  KEU                                                     -              4,456
  TAS                                                     -              2,139
  Other affiliates                                      589                 72
                                                   --------           --------

                                                   $ 21,685           $ 35,260
                                                   ========           ========

Noncurrent receivable from TAS                     $   -              $  5,449
                                                   ========           ========

Noncurrent payables to:
  KII                                              $ 89,710           $   -
  KDK                                                  -                12,941
                                                   --------           --------

                                                   $ 89,710           $ 12,941
                                                   ========           ========

     Such amounts receivable from affiliates were generally related to product sales (including water treatment chemical sales to KII) and services rendered. Amounts payable to affiliates, net were related primarily to raw material purchases, accounts receivable factoring and services received.

     The noncurrent euro-denominated note payable to KII was established prior to 2002 during a recapitalization of the Company. The note payable (euro 71.8 million, or $89.7 million and nil, at December 31, 2003 and 2004, respectively) bore interest through 2002 at EURIBOR plus 1% (4.30% at December 31, 2002). This note was fully repaid in October 2004.

     The Company borrowed euro 9.5 million from KDK in October 2004 ($12.9 million at December 31, 2004). This note bears an interest rate of 2.675% and is due on June 30, 2005, with an option to renew.

     The Company loaned TAS euro 4 million ($5.4 million) all of which was outstanding at December 31, 2004. This note receivable bears interest at 3.1% and is due on March 31, 2005.

     Interest expense to affiliates related to the note payable to KII was $3.7 million in 2002, and nil in 2003 and 2004. Interest income from affiliates related to a note receivable from KEU, repaid in June 2002, $.6 million in 2002. Included in other affiliate income and other affiliate expense was other affiliate interest income/expense, factoring fees and service fees.

Note 12 - NL common stock options held by employees of the Company:

     At December 31, 2004, employees of the Company held options to purchase approximately 14,000 shares of NL common stock, of which 5,000 were granted in 2000 and are exercisable at various dates through 2010 at an exercise price of $5.63 per share, and 9,000 were granted in 2001 and are exercisable at various dates through 2011 at an exercise price of $11.49 per share.

     The pro forma information required by SFAS No. 123 is based on an estimation of the fair value of options issued subsequent to January 1, 1995. See Notes 2 and 15. No options were granted during 2002, 2003 or 2004. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Note 13 - Commitments and contingencies:

     Operating leases. The Company leases, pursuant to operating leases, various manufacturing facilities and equipment. Most of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases management expects that, in the normal course of business, leases will be renewed or replaced by other leases.

     The Company leases the land under its Leverkusen TiO2 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, with approximately two-thirds of the Company's current TiO2 production capacity, is located within the lessor's extensive manufacturing complex. Rent for the Leverkusen facility is periodically established by agreement with the lessor for periods of at least two years at a time. Under a separate supplies and services agreement expiring in 2011, the lessor provides some raw materials, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. Both the lease and the supplies and services agreements restrict ownership and use of the Leverkusen facility.

     Net rent expense aggregated $4 million in 2002, $5 million in 2003 and $4 million in 2004. At December 31, 2004, minimum rental commitments under the terms of noncancellable operating leases were as follows:

                                                    Amount
                                              -------------------
                                                (in thousands)
Years ending December 31,
    2005                                           $ 2,173
    2006                                             1,357
    2007                                             1,259
    2008                                             1,150
    2009                                             1,093
    2010 and thereafter                             20,736
                                                   -------

                                                   $27,768
                                                   =======

     Approximately $25.3 million of the $27.8 million aggregate future minimum rental commitments at December 31, 2004 relates to the Company's Leverkusen facility lease discussed above. The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2004.

     Capital expenditures. At December 31, 2004 the estimated cost to complete capital projects in process approximated $3.9 million.

     Purchase commitments. KUS has long-term supply contracts that provide for certain affiliates' chloride feedstock requirements through 2009. The Company purchases chloride feedstock underlying these long-term supply contracts from KUS. The agreements require KUS to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $525 million at December 31, 2004.

     Environmental, product liability and litigation matters. The Company's operations are governed by various environmental laws and regulations. Certain of the Company's operations are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of the Company have the potential to cause environmental or other damage. The Company has implemented and continues to implement various policies and programs in an effort to minimize these risks. The Company's policy is to maintain compliance with applicable environmental laws and regulations at all of its facilities and to strive to improve its environmental performance. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect the Company's production, handling, use, storage, transportation, sale or disposal of such substances. The Company believes all of its plants are in substantial compliance with applicable environmental laws.

     Concentrations of credit risk. Sales of TiO2 accounted for more than 97% of net sales during each of 2002, 2003 and 2004. The remaining sales result from the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper, as well as fibers, rubber, ceramics, inks and cosmetics markets. Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 1,000 customers, with the top ten external customers approximating 20% of net sales in each of 2002 and 2003 and 22% of net sales in 2004. Approximately 75% of the Company's TiO2 sales by volume were to Europe in 2002, 68% in 2003 and 78% in 2004. Approximately 8% in 2002, 12% in 2003 and 7% in 2004 of sales by volume were to North America.

Note 14 - Financial instruments:

     Summarized below is the estimated fair value and related net carrying value of the Company's financial instruments.

                                                        December 31,
                                    -------------------------------------------------------
                                              2003                           2004
                                    ------------------------    ---------------------------
                                    Carrying          Fair        Carrying           Fair
                                     amount           value        amount            value
                                    --------         ------       --------          ------
                                                         (In millions)

Cash and cash equivalents            $30.9           $30.9          $ 6.4            $ 6.4

Note payable to affiliate             89.7            89.7           12.9             12.9

     The Company periodically uses currency forward contracts to manage foreign exchange rate risk associated with anticipated transactions denominated in a currency other than the euro. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. To manage such exchange rate risk, at December 31, 2003 the Company held a contract maturing on January 2, 2004 to exchange an aggregate of euro 40 million for an equivalent amount of U.S. dollars at an exchange rate of $1.2496 U.S. dollars per euro. At December 31, 2003, the actual exchange rate was equal to the contract rate. The contract was closed on January 2, 2004 at an immaterial loss.

     The Company periodically uses interest rate swaps, currency swaps and other types of contracts to manage interest rate and foreign exchange risk with respect to financial assets or liabilities. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does it currently anticipate doing so in the future. The Company was not a party to any such contracts during 2002, 2003 and 2004.

     Other than as described above, the Company was not a party to any material derivative financial instruments during 2002, 2003 or 2004. There was no impact on the Company's financial statements from adopting SFAS No. 133.

Note 15- Accounting principles not yet adopted:

     Inventory costs. The Company will adopt SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," for inventory costs incurred on or after January 1, 2006. SFAS No. 151 requires that the allocation of fixed production overhead costs to inventory shall be based on normal capacity. Normal capacity is not defined as a fixed amount; rather, normal capacity refers to a range of production levels expected to be achieved over a number of periods under normal circumstances, taking into account the loss of capacity resulting from planned maintenance shutdowns. The amount of fixed overhead allocated to each unit of production is not increased as a consequence of idle plant or production levels below the low end of normal capacity, but instead a portion of fixed overhead costs are charged to expense as incurred. Alternatively, in periods of production above the high end of normal capacity, the amount of fixed overhead costs allocated to each unit of production is decreased so that inventories are not measured above cost. SFAS No. 151 also clarifies existing GAAP to require that abnormal freight and wasted materials (spoilage) are to be expensed as incurred. The Company believes its production cost accounting already complies with the requirements of SFAS No. 151, and the Company does not expect adoption of SFAS No. 151 will have a material effect on its consolidated financial statements.

     Stock options. The Company will adopt SFAS No. 123R, "Share-Based Payment", as of July 1, 2005. SFAS No. 123R, among other things, eliminates the alternative in existing GAAP to use the intrinsic value method of accounting for stock-based employee compensation under APBO No. 25. Upon adoption of SFAS No. 123R, the Company will generally be required to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with the cost recognized over the period during which an employee is required to provide services in exchange for the award (generally, the vesting period of the award). No compensation cost will be recognized in the aggregate for equity instruments for which the employee does not render the requisite service (generally, the instrument is forfeited before it has vested). The grant-date fair value will be estimated using option-pricing models (e.g. Black-Scholes or a lattice model). Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to all new awards granted on or after July 1, 2005, and to all awards existing as of June 30, 2005 which are subsequently modified, repurchased or cancelled. Additionally, as of July 1, 2005, the Company will be required to recognize compensation cost for the portion of any non-vested award existing as of June 30, 2005 over the remaining vesting period. Because the Company has not granted any options to purchase its common stock and is not expected to grant any options prior to July 1, 2005, and because the number of non-vested awards as of June 30, 2005 with respect to options granted by NL to employees of the Company is not expected to be material, the effect of adopting SFAS No. 123R is not expected to be significant in so far as it relates to existing stock options. Should the Company or one of its affiliates, however, grant a significant number of options in the future to employees of the Company, the effect on the Company's consolidated financial statements could be material.



                       KRONOS DENMARK APS AND SUBSIDIARIES

                   Index of Consolidated Financial Statements


Financial Statements
                                                                        Pages

Report of Independent Registered Public Accounting Firm                  FB-2

Consolidated Balance Sheets - December 31, 2003 and 2004                 FB-3

Consolidated Statements of Income - Years ended
  December 31, 2002, 2003 and 2004                                       FB-5

Consolidated Statements of Comprehensive Income -
  Years ended December 31, 2002, 2003 and 2004                           FB-6

Consolidated Statements of Stockholder's Equity -
  Years ended December 31, 2002, 2003 and 2004                           FB-7

Consolidated Statements of Cash Flows -
  Years ended December 31, 2002, 2003 and 2004                           FB-8

Notes to Consolidated Financial Statements                               FB-10





             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholder of Kronos Denmark ApS:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholder's equity and cash flows present fairly, in all material respects, the financial position of Kronos Denmark ApS and Subsidiaries at December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





PricewaterhouseCoopers LLP
Dallas, Texas

March 30, 2005





                       KRONOS DENMARK APS AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2003 and 2004

                        (In thousands, except share data)

                                                              2003                 2004
                                                              ----                 ----
         ASSETS

Current assets:
    Cash and cash equivalents                              $  4,681             $  3,566
    Restricted cash                                           1,313                1,529
    Accounts and notes receivable                            15,605               18,422
    Receivable from affiliates                                1,987               16,029
    Refundable income taxes                                     587                1,542
    Inventories                                              66,156               65,282
    Prepaid expenses                                            834                  908
    Deferred income taxes                                        26                 -
                                                           --------             --------

        Total current assets                                 91,189              107,278
                                                           --------             --------


Other assets:
    Note receivable from affiliate                               -                12,941
    Other                                                     7,387                7,013
                                                           --------             --------

        Total other assets                                    7,387               19,954
                                                           --------             --------


Property and equipment:
    Land                                                     17,568               19,236
    Buildings                                                37,025               41,196
    Machinery and equipment                                 168,549              190,748
    Mining properties                                        63,700               72,384
    Construction in progress                                    237                3,443
                                                           --------             --------

                                                            287,079              327,007
    Less accumulated depreciation and amortization          171,338              200,873
                                                           --------             --------

        Net property and equipment                          115,741              126,134
                                                           --------             --------

                                                           $214,317             $253,366
                                                           ========             ========



                       KRONOS DENMARK APS AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 2003 and 2004

                        (In thousands, except share data)

                                                              2003                 2004
                                                              ----                 ----
         LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Current maturities of long-term debt                   $     288           $ 13,792
    Accounts payable and accrued liabilities                  31,536             38,776
    Payable to affiliates                                     39,661             10,142
    Income taxes                                               5,411              6,427
    Deferred income taxes                                      2,030              2,363
                                                           ---------           --------

        Total current liabilities                             78,926             71,500
                                                           ---------           --------

Noncurrent liabilities:
    Long-term debt                                               315                178
    Note payable to affiliate                                   -                 5,449
    Deferred income taxes                                     23,320             22,358
    Accrued pension costs                                      1,191              2,493
    Other                                                      1,555              3,484
                                                           ---------           --------

        Total noncurrent liabilities                          26,381             33,962
                                                           ---------           --------

Stockholder's equity:
      Common stock - 100 Danish kroner par value;
        10,000 shares authorized; 10,000 shares
        issued and outstanding                                   136                136
      Additional paid-in capital                             216,996            216,996
      Accumulated deficit                                    (93,459)           (69,643)
      Accumulated other comprehensive loss:
      Currency translation adjustment                         (4,204)             9,686
      Minimum pension liability                              (10,459)            (9,271)
                                                           ---------           --------

             Total stockholder's equity                      109,010            147,904
                                                           ---------           --------

                                                           $ 214,317           $253,366
                                                           =========           ========

Commitments and contingencies (Notes 7, 9 and 12)

          See accompanying notes to consolidated financial statements.



                       KRONOS DENMARK APS AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)


                                                             2002           2003           2004
                                                             ----           ----           ----


Net sales                                                 $ 243,412      $ 292,611      $ 345,962
Cost of sales                                               206,690        234,881        284,902
                                                          ---------      ---------      ---------

    Gross margin                                             36,722         57,730         61,060

Selling, general and administrative expense                  17,406         19,596         23,874
Other operating income (expense):
  Currency transaction gains (losses), net                      399            355            980
  Disposition of property and equipment                        (239)            37           (596)
  Other, net                                                    176            350            286
                                                          ---------      ---------      ---------

    Income from operations                                   19,652         38,876         37,856

Other income (expense):
  Trade interest income                                         231            163             73
  Interest and other expense to affiliates                   (2,938)        (2,608)        (2,943)
  Interest and other income from affiliates                     325            198            202
  Interest expense                                           (2,548)        (2,309)        (1,529)
                                                          ---------      ---------      ---------

    Income before income taxes                               14,722         34,320         33,659

Provision for income taxes                                    3,378          7,428          9,843
                                                          ---------      ---------      ---------

   Net income                                             $  11,344      $  26,892      $  23,816
                                                          =========      =========      =========




                       KRONOS DENMARK APS AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)


                                                             2002           2003           2004
                                                             ----           ----           ----



Net income                                                $  11,344      $  26,892      $  23,816
                                                          ---------      ---------      ---------

Other comprehensive income (loss), net of tax:
      Currency translation adjustment                        17,081         10,998         13,890
      Minimum pension liability                                -           (10,459)         1,188
                                                          ---------      ---------      ---------

      Total other comprehensive income                       17,081            539         15,078
                                                          ---------      ---------      ---------

Comprehensive income                                      $  28,425      $  27,431      $  38,894
                                                          =========      =========      =========







                       KRONOS DENMARK APS AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)


                                                                                      Accumulated other
                                                                                   comprehensive income (loss)
                                                                                  ----------------------------
                                                     Additional                      Currency        Minimum
                                         Common        paid-in      Accumulated    translation       pension
                                         stock         capital        deficit       adjustment      liability       Total
                                         ------     -----------     -----------    -----------      ---------       -----

Balance at December 31, 2001             $  136      $ 216,996       $(118,335)     $ (32,283)       $   -        $ 66,514

Net income                                  -             -             11,344           -               -          11,344
Other comprehensive income,
  net of tax                                -             -               -            17,081            -          17,081
Common dividends declared                   -             -            (13,360)          -               -         (13,360)
                                         ------      ---------       ---------      ---------        --------     --------

Balance at December 31, 2002                136        216,996        (120,351)       (15,202)           -          81,579

Net income                                  -             -             26,892           -               -          26,892
Other comprehensive income (loss),
  net of tax                                -             -               -            10,998         (10,459)         539
                                         ------      ---------       ---------      ---------        --------     --------

Balance at December 31, 2003                136        216,996         (93,459)        (4,204)        (10,459)     109,010

Net income                                  -             -             23,816           -               -          23,816
Other comprehensive income,
  net of tax                                -             -               -            13,890           1,188       15,078
                                         ------      ---------       ---------      ---------        --------     --------

Balance at December 31, 2004             $  136      $ 216,996       $ (69,643)     $   9,686        $ (9,271)    $147,904
                                         ======      =========       =========      =========        ========     ========



                       KRONOS DENMARK APS AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)


                                                             2002           2003           2004
                                                             ----           ----           ----



Cash flows from operating activities:
  Net income                                               $ 11,344       $ 26,892      $  23,816
  Depreciation and amortization                               9,408         11,446         12,041
  Noncash interest expense                                      150            332            358
  Deferred income taxes                                      (2,011)        (5,405)        (2,983)
  Net loss (gain) from disposition of
    property and equipment                                      239            (37)           596
  Pension, net                                                1,132          2,278          4,372
  Change in assets and liabilities:
    Accounts and notes receivable                            (1,307)           437           (967)
    Inventories                                               1,377         (2,250)         6,500
    Prepaid expenses                                            909            143             17
    Accounts payable and accrued liabilities                  5,098          4,107          3,130
    Income taxes                                             (1,542)        (2,902)          (453)
    Accounts with affiliates                                 19,152         10,403        (37,220)
    Other noncurrent assets                                     263         (4,181)         2,257
    Other noncurrent liabilities                                (73)           547         (1,420)
                                                           --------       --------      ---------

      Net cash provided by operating activities              44,139         41,810         10,044
                                                           --------       --------      ---------

Cash flows from investing activities:
  Capital expenditures                                      (10,329)       (10,274)       (11,725)
  Loans to affiliates                                          -              -           (11,597)
  Change in restricted cash equivalents and restricted                                        (70)
       marketable debt securities, net                       (2,891)          (554)
  Proceeds from disposition of property and equipment           823            350            100
                                                           --------       --------      ---------

        Net cash used by investing activities               (12,397)       (10,478)       (23,292)
                                                           ========       ========      =========



                       KRONOS DENMARK APS AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)


                                                             2002           2003           2004
                                                             ----           ----           ----

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                             $  55,727      $  16,106      $  62,140
    Principal payments                                       (58,117)       (46,006)       (50,089)
    Deferred financing fees                                     (953)          -              -
  Loans from affiliates - repayments                         (18,097)          -              -
  Dividends paid                                             (13,360)          -              -
                                                           ---------      ---------      ---------

Net cash provided (used) by financing activities             (34,800)       (29,900)        12,051
                                                           ---------      ---------      ---------

Cash and cash equivalents:
  Net change during the year from:
    Operating, investing and financing
     activities                                               (3,058)         1,432         (1,197)
    Currency translation                                         541            336             82
  Balance at beginning of  period                              5,430          2,913          4,681
                                                           ---------      ---------      ---------

  Balance at end of period                                 $   2,913      $   4,681      $   3,566
                                                           =========      =========      =========

Supplemental disclosures:
  Cash paid for:
    Interest                                               $   5,461      $   4,638      $   4,198
    Income taxes                                               6,931         11,525         13,331

          See accompanying notes to consolidated financial statements.


                       KRONOS DENMARK APS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

     Kronos Denmark ApS ("KDK") was incorporated in Denmark in October 1999 and is a wholly-owned subsidiary of Kronos International, Inc. ("KII"). KII is a wholly-owned subsidiary of Kronos Worldwide, Inc. (NYSE:KRO). At December 31, 2004, (i) Valhi, Inc (NYSE: VHI) and a wholly-owned subsidiary owned approximately 57% of Kronos' common stock and NL Industries, Inc. (NYSE: NL) held an additional 37% of the outstanding common stock of Kronos, (ii) Valhi and its wholly-owned subsidiary owned 83% of NL's outstanding common stock and (iii) Contran Corporation and its subsidiaries held approximately 91% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of such companies.

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") with the U.S. dollar as the reporting currency. KDK and its subsidiaries also prepare financial statements on other bases, as required in countries in which such entities are resident.

     KDK's current operations are conducted primarily through its Belgian and Norwegian subsidiaries with a titanium dioxide pigments ("TiO2") plant in Belgium and a TiO2 plant and ilmenite ore mining operation in Norway. KDK also operates TiO2 sales and distribution facilities in Denmark and the Netherlands.

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

     Principles of consolidation. The consolidated financial statements include the accounts of KDK and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany accounts and balances have been eliminated. The Company has no involvement with any variable interest entity covered by the scope of FASB Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.," as amended as of March 31, 2004.

     Translation of foreign currencies. The functional currencies of the Company include the Danish kroner, the euro and the Norwegian kroner. Assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end rates of exchange and revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments are accumulated in stockholder's equity as part of accumulated other comprehensive income, net of related deferred income taxes. Currency transaction gains and losses are recognized in income currently.

     Derivatives and hedging activities. Derivatives are recognized as either assets or liabilities and measured at fair value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The accounting for changes in fair value of derivatives depends upon the intended use of the derivative, and such changes are recognized either in net income or other comprehensive income. As permitted by the transition requirements of SFAS No. 133, as amended, the Company has exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives that were issued or acquired prior to January 1, 1999.

     Cash and cash equivalents. Cash equivalents include bank deposits with original maturities of three months or less.

     Restricted marketable debt securities. Restricted marketable debt securities are primarily invested in corporate debt securities and include amounts restricted in accordance with applicable Norwegian law regarding certain requirements of the Company's Norwegian defined benefit pension plans ($2.6 million and $2.9 million at December 31, 2003 and 2004, respectively). The restricted marketable debt securities are generally classified as either a current or noncurrent asset depending upon the maturity date of each such debt security and are carried at market, which approximates cost.

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

     Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized. The Company performs planned major maintenance activities during the year. Repair and maintenance costs estimated to be incurred in connection with planned major maintenance activities are accrued in advance and are included in cost of sales. Accrued repair and maintenance costs, included in other current liabilities and consisting primarily of materials and supplies, was $1.1 million and $600,000 at December 31, 2003 and 2004, respectively.

     Interest costs related to major long-term capital projects and renewals are capitalized as a component of construction costs. Interest costs capitalized were not significant in 2002, 2003 or 2004.

     When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. All relevant factors are considered. The test for impairment is performed by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required. The Company assesses impairment of other long-lived assets (such as property and equipment and mining properties) in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which among other things provided certain implementation guidance in relation to prior GAAP. See Note 14.

     Long-term debt. Long-term debt is stated net of any unamortized original issue premium or discount. Amortization of deferred financing costs, included in interest expense, is computed by the interest method over the term of the applicable issue.

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

     Selling, general and administrative expenses; shipping and handling costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, shipping and handling, research and development, legal and administrative functions, such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. Shipping and handling costs are included in selling, general and administrative expense and were $9.2 million in 2002, $11.2 million in 2003 and $13.1 million in 2004. Advertising costs are expensed as incurred and were approximately $100,000 in each of 2002, 2003 and 2004. Research, development and certain sales technical support costs are expensed as incurred and approximated $300,000 in each of 2002 and 2003 and $200,000 in 2004.

     Stock options. The Company has not issued any stock options. However, certain employees of the Company have been granted options by NL to purchase NL common stock. The Company has elected the disclosure alternative prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, and to account for its stock-based employee compensation related to stock options in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. During the fourth quarter of 2002, and following NL's cash settlement of options to purchase NL common stock held by certain individuals, NL and the Company, commenced accounting for its stock options using the variable accounting method because NL could not overcome the presumption that it would not similarly cash settle its remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including those with an exercise price at least equal to the market price on the date of grant) are accrued as an expense over their vesting period, with subsequent increases (decreases) in NL's market price resulting in additional compensation expense (income). Upon exercise of such options to purchase NL common stock held by employees of the Company, the Company pays NL an amount equal to the difference between the market price of NL's common stock on the date of exercise and the exercise price of such stock option. Compensation cost recognized by the Company in accordance with APBO No. 25 and the amount charged to the Company by NL for stock option exercises was $126,000 in 2002, $117,000 in 2003 and $319,000 in
2004.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                        Years ended December 31,
                                                     ------------------------------
                                                     2002         2003         2004
                                                     ----         ----         ----
                                                 (In thousands except per share amounts)

Net income - as reported                           $11,344       $26,892      $23,816

Adjustments, net of applicable income tax
 effects:
  Stock-based employee compensation
   expense determined under APBO No. 25                 75            77          223
  Stock-based employee compensation
   expense determined under SFAS No. 123               (79)          (38)          (8)
                                                   -------       -------      -------

Pro forma net income                               $11,340       $26,931      $24,031
                                                   =======       =======      =======

Note 3 - Accounts and notes receivable:

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

Trade receivables                                   $13,117             $15,487
Recoverable VAT and other receivables                 2,510               2,960
Allowance for doubtful accounts                         (22)                (25)
                                                    -------             -------

                                                    $15,605             $18,422
                                                    =======             =======





Note 4 - Inventories:

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

Raw materials                                       $16,793             $13,804
Work in process                                       1,454               2,871
Finished products                                    32,943              31,725
Supplies                                             14,966              16,882
                                                    -------             -------

                                                    $66,156             $65,282
                                                    =======             =======

Note 5 - Other noncurrent assets:

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

Unrecognized net pension obligations                $ 4,176             $ 3,852
Restricted marketable debt securities                 2,586               2,877
Deferred financing costs, net                           542                 198
Other                                                    83                  86
                                                    -------             -------

                                                    $ 7,387             $ 7,013
                                                    =======             =======

Note 6 - Accounts payable and accrued liabilities:

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

Accounts payable                                    $16,609             $21,695
                                                    -------             -------
Accrued liabilities:
  Employee benefits                                   8,786              10,462
  Other                                               6,141               6,619
                                                    -------             -------

                                                     14,927              17,081
                                                    -------             -------

                                                    $31,536             $38,776
                                                    =======             =======

Note 7 - Notes payable and long-term debt:

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

Long-term debt:
  Bank credit facility                              $  -                $ 13,622
  Other                                                 603                  348
                                                    -------             -------

                                                        603               13,970
Less current maturities                                 288               13,792
                                                    -------             -------

                                                    $   315             $   178
                                                    =======             =======

     In June 2002 the Company's operating subsidiaries in Belgium ("KEU") Norway ("TAS" and "TIA") and KII's operating subsidiary in Germany ("TG"), referred to as the "Borrowers" entered into a three-year euro 80 million secured revolving bank credit facility ("Credit Facility"). Borrowings may be denominated in euros, Norwegian kroners or U.S. dollars, and bear interest at the applicable interbank market rate plus 1.75%. The facility also provides for the issuance of letters of credit up to euro 5 million (euro 2 million, or $3 million, issued at December 31, 2004). The Credit Facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of KEU. The Credit Facility contains certain restrictive covenants which, among other things, restricts the ability of the Borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. In addition, the Credit Facility contains customary cross-default provisions with respect to other debt and obligations of the Borrowers, KII and its other subsidiaries. At December 31, 2004, euro 10 million ($13.6 million) were outstanding under the Credit Facility. At December 31, 2004, euro 68.0 million ($92.6 million) was available for borrowing by the Borrowers.

     Deferred financing costs of $1.4 million for the Credit Facility ($1.0 million paid by the Company, with the remaining $.4 million paid by the German operating subsidiary) are being amortized over the life of the Credit Facility and are included in other noncurrent assets as of December 31, 2004.

     Unused lines of credit available for borrowing under the Company's non-U.S. credit facilities approximated $94.3 million at December 31, 2004.

     In June 2002, KII issued at par value euro 285 million principal amount ($280 million when issued) of its 8.875% Senior Secured Notes due 2009, and in November 2004 KII issued at 107% of par an additional euro 90 million principal amount ($130 million when issued) of the KII Senior Secured Notes (collectively the "Notes"). The Notes are collateralized by a pledge of 65% of the common stock or other ownership interests of certain of KII's first-tier operating subsidiaries. The Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts the ability of KII and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. The Notes are redeemable, at KII's option, on or after December 30, 2005 at redemption prices ranging from 104.437% of the principal amount, declining to 100% on or after December 30, 2008. In addition, on or before June 30, 2005, KII may redeem up to 35% of the Notes with the net proceeds of a qualified public equity offering at 108.875% of the principal amount. In the event of a change of control of KII, as defined, KII would be required to make an offer to purchase its Notes at 101% of the principal amount. KII would also be required to make an offer to purchase a specified portion of its Notes at par value in the event KII generates a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period.

     Under the cross-default provisions of the Notes, the Notes may be accelerated prior to their stated maturity if KII or any of KII's subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness). Under the cross-default provisions of the Credit Facility, any outstanding borrowings under the Credit Facility may be accelerated prior to their stated maturity if the Borrowers or KII default under any other indebtedness in excess of euro 5 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness). The
Credit Facility contains provisions that allow the lender to accelerate the maturity of the Credit Facility in the event of a change of control, as defined, of the applicable borrower. In the event any of these cross-default or change-of-control provisions become applicable, and such indebtedness is accelerated, KII would be required to repay such indebtedness prior to their stated maturity.

     The aggregate maturities of long-term debt at December 31, 2004 are shown in the table below.

                                                 Amount
                                             (In thousands)
Years ending December 31,
-------------------------

    2005                                        $13,792
    2006                                            159
    2007                                             19
                                                -------

                                                $13,970
                                                =======

Note 8 - Employee benefit plans:

     The Company maintains various defined benefit pension plans. Personnel are covered by plans in their respective countries. Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods. In 2002 the Company amended its defined benefit pension plans for KEU, TAS and TIA to exclude the admission of new employees to the plans. New employees at these locations are eligible to participate in Company-sponsored defined contribution plans. The Company's expense related to the Company-sponsored defined contribution plans was not material in 2003 or 2004. At December 31, 2004, the Company expects to contribute the equivalent of approximately $1.4 million to its defined benefit pension plans during 2005.

     Certain actuarial assumptions used in measuring the defined benefit pension assets, liabilities and expenses are presented below. The Company uses a September 30th measurement date for their defined benefit pension plans.

     The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2003 and 2004 are presented in the table below. Such weighted-average rates were determined using the projected benefit obligations at each date.

                                                            December 31,
                                                       ---------------------
                                                       2003             2004
                                                       ----             ----

Discount rate                                          5.5%             5.0%
Increase in future compensation levels                 3.0%             3.0%

     The weighted-average rate assumptions used in determining the net periodic pension cost for 2002, 2003 and 2004 are presented in the table below. The weighted-average discount rate and the weighted-average increase in future compensation levels were determined using the projected benefit obligations as of the beginning of each year, and the weighted-average long-term return on plan assets was determined using the fair value of plan assets as of the beginning of each year.

                                                   Years ended December 31,
                                                ------------------------------
                                                2002         2003         2004
                                                ----         ----         ----

Discount rate                                   6.0%         5.9%         5.5%
Increase in future compensation levels          3.0%         3.0%         3.0%
Long-term return on plan assets                 6.9%         7.0%         6.0%

     Plan assets are comprised  primarily of investments in corporate equity and
debt  securities,   short-term  investments,  mutual  funds  and  group  annuity contracts.

     The components of the net periodic defined benefit pension cost are set forth below.

                                                        Years ended December 31,
                                                     ------------------------------
                                                     2002         2003         2004
                                                     ----         ----         ----
                                                             (In thousands)

Net periodic pension cost:
  Service cost benefits                            $ 1,264       $ 1,430      $ 2,096
  Interest cost on projected benefit                                            3,436
   obligation ("PBO")                                2,508         2,907
  Expected return on plan assets                    (2,660)       (3,335)      (2,815)
  Amortization of prior service cost                   223           255          267
  Amortization of net transition obligation            140           296          321
  Recognized actuarial losses                          668           732        1,428
                                                   -------       -------      -------

                                                   $ 2,143       $ 2,285      $ 4,733
                                                   =======       =======      =======

     The funded status of the Company's defined benefit pension plans is set forth below.

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

Change in PBO:
  Beginning of year                                $ 50,061           $ 64,161
  Service cost                                        1,430              2,096
  Interest                                            2,907              3,436
  Participant contributions                             135                152
  Actuarial gains (losses)                           10,745             (1,891)
  Benefits paid                                      (4,736)            (2,674)
  Change in currency exchange rates                   3,619              7,081
                                                   --------           --------

      End of year                                  $ 64,161           $ 72,361
                                                   --------           --------

Change in fair value of plan assets:
  Beginning of year                                $ 47,324           $ 49,540
  Actual return on plan assets                        2,943              3,881
  Employer contributions                              1,223              1,170
  Participant contributions                             135                152
  Benefits paid                                      (4,736)            (2,674)
  Change in currency exchange rates                   2,651              5,685
                                                   --------           --------

      End of year                                  $ 49,540           $ 57,754
                                                   --------           --------

Funded status at year end:
  Plan assets less than PBO                        $(14,621)          $(14,607)
  Unrecognized actuarial loss                        27,815             26,344
  Unrecognized prior service cost                     3,112              3,157
  Unrecognized net transition obligation              1,223                999
                                                   --------           --------

                                                   $ 17,529           $ 15,893
                                                   ========           ========

Amounts recognized in the balance sheet:

  Accrued pension cost, noncurrent                 $ (1,174)          $ (2,469)
  Unrecognized net pension obligations                4,176              3,852
  Accumulated other comprehensive loss               14,527             14,510
                                                   --------           --------

                                                   $ 17,529           $ 15,893
                                                   ========           ========

     SFAS No. 87, "Employers' Accounting for Pension Costs" requires that an additional pension liability be recognized when the unfunded accumulated pension benefit obligation exceeds the unfunded accrued pension liability. Variances from actuarially assumed rates will change the actuarial valuation of accrued pension liabilities, pension expense and funding requirements in future periods. The accumulated benefit obligation of the Company's defined benefit pension plans was $60.8 million at December 31, 2004 (2003 - $51.1 million).

     In determining the expected long-term rate of return on plan asset assumptions, the Company considers the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of its plans and the expected long-term rates of return for such asset components. In addition, the Company receives advice about appropriate long-term rates of return from the Company's third-party actuaries. The Company currently has a plan asset target allocation of 14% to equity managers, 62% to fixed income managers and the remainder primarily to cash and liquid investments. The expected long-term rate of return for such investments is approximately 8%, 4.5% to 6.5% and 2.5%, respectively. The current plan asset allocation at December 31, 2004 was 16% to equity managers, 64% to fixed income managers and the remainder primarily cash and liquid investments. The Company regularly reviews its actual asset allocation for each of its plans, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

     The Company expects future benefits paid from its defined benefit plans to be as follows:

                                                       Amount
Years ending December 31,                          (In thousands)
-------------------------                         ---------------

   2005                                               $2,804
   2006                                                4,046
   2007                                                2,923
   2008                                                4,545
   2009                                                3,185
   2010 to 2014                                       21,472

Note 9 - Income taxes:

     The components of (i) income from continuing operations before income taxes ("pretax income"), (ii) the difference between the provision for income taxes attributable to pretax income and the amounts that would be expected using the Danish statutory income tax rate of 30% in 2002, 2003 and 2004, (iii) the provision for income taxes and (iv) the comprehensive tax provision are presented below.




                                                        Years ended December 31,
                                                     ------------------------------
                                                     2002         2003         2004
                                                     ----         ----         ----
                                                             (In thousands)
Pretax income (loss):
  Denmark                                          $   207      $   170       $  (101)
  Non-Denmark                                       14,515       34,150        33,760
                                                   -------      -------       -------

                                                   $14,722      $34,320       $33,659

Expected tax expense                               $ 4,417      $10,296       $10,099
Non-Denmark tax rates                                  650          428           527
Valuation allowance                                    658         -             -
Tax contingency reserve adjustment                    -          (5,100)         (125)
Refund of prior year taxes                            -            -             (595)
Tax on partnership income                             -           1,245          (358)
Rate change adjustment of deferred taxes            (2,332)        -             -
Other, net                                             (15)         559           295
                                                   -------      -------       -------

        Income tax expense                         $ 3,378      $ 7,428       $ 9,843
                                                   =======      =======       =======

Provision for income taxes:
  Current income tax expense:
    Denmark                                        $    48       $    63      $     2
    Non-Denmark                                      5,341        12,770       12,824
                                                   -------       -------      -------

                                                     5,389        12,833       12,826
                                                   -------       -------      -------

  Deferred income tax expense (benefit):
    Denmark                                             (1)       (5,104)        (139)
    Non-Denmark                                     (2,010)         (301)      (2,844)
                                                   -------       -------      -------

                                                    (2,011)       (5,405)      (2,983)
                                                   -------       -------      -------

                                                   $ 3,378       $ 7,428      $ 9,843
                                                   =======       =======      =======

Comprehensive provision for income taxes
 allocable to:
  Pretax income                                    $ 3,378       $ 7,428      $ 9,843
  Other comprehensive loss - pension  liabilities     -           (4,068)           5
                                                   -------       -------      -------
                                                   $ 3,378       $ 3,360      $ 9,848
                                                   =======       =======      =======




     The components of the net deferred tax liability are summarized below.

                                                                     December 31,
                                                  --------------------------------------------------
                                                            2003                      2004
                                                  ------------------------   -----------------------
                                                   Assets      Liabilities   Assets      Liabilities
                                                  -------     ------------   ------      -----------
                                                                      (In millions)

Tax effect of temporary differences
 relating to:
  Inventories                                     $   26        $ (2,035)     $   61      $ (2,546)
  Property and equipment                             143         (18,856)        181       (20,214)
  Accrued (prepaid) pension cost                   4,068          (4,970)      4,063        (4,624)
  Accrued liabilities and other
    deductible differences                           834            -            199          -
  Other taxable differences                         -             (3,851)       -           (3,746)

  Incremental tax and rate
    differences on equity in
    earnings of non-tax group companies             -               -          1,905          -
Valuation allowance                                 (683)           -           -             -
                                                  ------        --------      ------      --------

    Gross deferred tax assets (liabilities)        4,388         (29,712)      6,409       (31,130)

Reclassification, principally netting by tax                       4,362
   jurisdiction                                   (4,362)                     (6,409)        6,409
                                                  ------        --------      ------      --------

    Net total deferred tax assets
      (liabilities)                                   26         (25,350)       -          (24,721)
    Net current deferred tax assets
      (liabilities)                                   26          (2,030)       -           (2,363)
                                                  ------        --------      ------      --------

    Net noncurrent deferred tax liabilities       $  -          $(23,320)     $ -         $(22,358)
                                                  ======        ========      ======      ========


     Changes in the Company's deferred income tax valuation allowance are summarized below:

                                                        Years ended December 31,
                                                     ------------------------------
                                                     2002         2003         2004
                                                     ----         ----         ----
                                                             (In thousands)

  Balance at beginning of year                       $ -         $ 658         $ 683
  Increase in certain deductible
      temporary differences which the Company
      believes do not meet the "more-likely-
      than-not" recognition criteria                  658           -             -
  Foreign currency translation                         -            25
    Offset to the change in gross deferred
      income tax assets due principally
      to redeterminations of certain tax
      attributes and implementation of
      certain planning strategies                      -            -           (683)
                                                     ----        -----         -----

  Balance at end of year                             $658        $ 683         $  -
                                                     ====        =====         =====


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

     Certain of the Company's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including penalties and interest. For example:

o The Company has received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including interest, of approximately euro 6 million ($8 million at December 31, 2004). The Company has filed a protest to this assessment and believes that a significant portion of the assessment is without merit. The Belgian tax authorities have filed a lien on the fixed assets of the Company's Belgian TiO2 operations in connection with this assessment. In April 2003, the Company received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, is expected to be approximately euro 9 million ($13 million). The Company believes the proposed assessment is substantially without merit, and the Company has filed a written response.

o The Norwegian tax authorities have notified the Company of their intent to assess tax deficiencies of approximately kroner 12 million ($2 million at December 31, 2004) relating to the years 1998 to 2000. The Company has objected to this proposed assessment.

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

Note 10 - Related party transactions:

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

     The Company is a party to services and cost sharing agreements among several affiliates of the Company whereby Kronos, KII and other affiliates provide certain management, financial, insurance and administrative services to the Company on a fee basis. The Company's expense was approximately $1.9 million in each of 2002 and 2003 and $2.1 million in 2004 related to these services and costs.

     Tall Pines Insurance Company, Valmont Insurance Company (which merged into Tall Pines in December 2004, with Tall Pines surviving the merger) and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including the Company. Tall Pines is wholly-owned by a subsidiary of Valhi, and EWI is a wholly-owned subsidiary of NL. Consistent with insurance industry practices, Tall Pines, Valmont and EWI receive commissions from the insurance and reinsurance underwriters for the policies that they provide or broker. The aggregate premiums paid to Tall Pines, Valmont and EWI by the Company and its joint venture were $1.3 million in 2002, $900,000 in 2003 and $1.1 million in 2004. These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines, Valmont and EWI. The Company expects that these relationships with Tall Pines and EWI will continue in 2005.

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

     Intercompany sales to (purchases from) affiliates of TiO2 are summarized in the following table.

                                                        Years ended December 31,
                                                     ------------------------------
                                                     2002         2003         2004
                                                     ----         ----         ----
                                                             (In thousands)

Sales to:
  TG                                               $ 30,077      $ 38,783      $ 53,631
  Kronos Limited ("KUK")                             17,148        18,856        25,285
  Kronos (US), Inc. ("KUS")                          13,189        18,792        19,180
  Societe Industrielle du Titane, S.A. ("SIT")        8,924         8,138         8,868
  Kronos Canada, Inc. ("KC")                          3,231         4,308         2,596
                                                   --------      --------      --------

                                                   $ 72,569      $ 88,877      $109,560
                                                   ========      ========      ========

Purchases from:
  TG                                               $ 29,706      $ 38,785      $ 48,808
  KUS                                                 2,553           101         3,489
  KC                                                    170           223            22
                                                   --------      --------      --------

                                                   $ 32,429      $ 39,109      $ 52,319
                                                   ========      ========      ========

     Sales of ilmenite to TG were $13.4 million in 2002, $15.5 million in 2003 and $17.4 million in 2004.

     KUS purchases the rutile and slag feedstock used as a raw material in all of the Company's chloride process TiO2 facilities. The Company purchases such feedstock from KUS for use in its facilities for an amount equal to the amount paid by KUS to the third-party supplier plus a 2.5% administrative fee. Such feedstock purchases were $32.9 million in 2002, $39.5 million in 2003 and $40.5 million in 2004.

     Interest expense to affiliates related to a note payable to TG was $300,000 in 2002. Such note was repaid in full in 2002 and the underlying agreement was cancelled. Included in other affiliate income and other affiliate expense was other affiliate interest income/expense, factoring fees and service fees.

     Royalties paid to KII for use of certain of KII's intellectual property totaled $8.6 million in 2002, $10.4 million in 2003 and $12.5 million in 2004, and was included as a component of cost of sales.

     During 2002, 2003 and 2004, the Company was party to an accounts receivable factoring agreement (the "Factoring Agreement") with one or more of its affiliates whereby the Company factored its export accounts receivable without recourse for a fee of 0.85% for the Company's export receivables related to Kronos Europe S.A./N.V. ("KEU") and 1.2% for export receivables related to its Norwegian operating subsidiaries, Kronos Titan A/S ("TAS") and Titania A/S ("TIA"). Upon non-recourse transfer from the Company, the affiliate assumed all risk pertaining to the factored receivables, including, but not limited to, exchange control risks, risks pertaining to the bankruptcy of a customer and risks related to late payments. Export receivables sold by the Company pursuant to the Factoring Agreement during 2002, 2003 and 2004 aggregated $92.0 million, $101.4 million, and $119.9 million, respectively.

     Net  amounts   currently   receivable  from  (payable  to)  affiliates  are
summarized in the following table.

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

Receivable from:
  SIT                                              $    501           $    814
  KUK                                                 1,085              1,766
  TG                                                   -                13,342
  KC                                                    401               -
  Other                                                -                   107
                                                   --------           --------

                                                   $  1,987           $ 16,029
                                                   ========           ========

Noncurrent receivable from TG                      $   -              $ 12,941
                                                   ========           ========

Payable to:
  KII                                              $  4,203           $  4,266
  KUS                                                 2,770              5,486
  TG                                                 32,635               -
  KC                                                   -                   390
  Other affiliates                                       53               -
                                                   --------           --------

                                                   $ 39,661           $ 10,142
                                                   ========           ========

Noncurrent payable to TG                           $   -              $  5,449
                                                   ========           ========


     Net amounts between the Company, KUS, TG, SIT, KUK and KC were generally related to product purchases and sales. Net amounts with TG also include accounts receivable factoring fees.

Note 11 - NL common stock options held by employees of the Company:

     At December 31, 2004, employees of the Company held options to purchase approximately 26,000 shares of NL common stock, of which 14,000 are exercisable at various dates through 2010 at an exercise price ranging from $2.66 to $5.63 per share and 12,000 are exercisable at various dates through 2011 at an exercise price of $11.49 per share.

     The pro forma information required by SFAS No. 123 is based on an estimation of the fair value of options issued subsequent to January 1, 1995. See Note 2. No options were granted during 2002, 2003, or 2004. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Note 12 - Commitments and contingencies:

     Operating leases. The Company leases, pursuant to operating leases, various manufacturing and office space and transportation equipment. Most of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases management expects that, in the normal course of business, leases will be renewed or replaced by other leases.

     Net rent expense aggregated $2 million in 2002, $3 million in each of 2003 and 2004. At December 31, 2004, minimum rental commitments under the terms of noncancellable operating leases were as follows:

                                            Equipment
                                         --------------
                                         (in thousands)
Years ending December 31,
---------------------------
    2005                                    $  678
    2006                                       579
    2007                                       486
    2008                                       489
    2009                                       197
    2010 and thereafter                        159
                                            ------

                                            $2,588
                                            ======

     Long-term contracts. KUS has long-term supply contracts that provide for certain of its affiliates', including KDK's, chloride feedstock requirements through 2009. The Company and certain of its affiliates purchase chloride feedstock underlying these long-term supply contracts from KUS. The agreements require KUS to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $525 million at December 31, 2004.

     Environmental matters. The Company's operations are governed by various environmental laws and regulations. Certain of the Company's businesses are, or have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain past and current operations and products of the Company have the potential to cause environmental or other damage. The Company has implemented and continues to implement various policies and programs in an effort to minimize these risks. The Company's policy is to maintain compliance with applicable environmental laws and regulations at all its facilities and to strive to improve its environmental performance. From time to time, the Company may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect the Company's production, handling, use, storage, transportation, sale or disposal of such substances. The Company believes all of its plants are in substantial compliance with applicable environmental laws.

     Litigation matters. The Company's Belgian subsidiary and certain of its employees are the subject of civil and criminal proceedings relating to an accident that resulted in two fatalities at the Company's Belgian facility in 2000. In May 2004, the court ruled and, among other things, imposed a fine of euro 200,000 against the Company and fines aggregating less than euro 40,000 against various Company employees. The Company and the individual employees have appealed the ruling.

     In addition to the litigation described above, the Company and its affiliates are also involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to its present and former businesses.

     The Company currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

     Concentrations of credit risk. Sales of TiO2 accounted for approximately 77%, 78% and 81% of net sales during 2002, 2003 and 2004, respectively. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process) and the manufacture and sale of certain titanium chemical products (derived from co-products of the TiO2 production process). TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 1,000 customers, with the top ten external customers approximating 28% of net sales in 2002, 26% of net sales in 2003 and 24% of net sales in 2004. Approximately 80% of the Company's TiO2 sales by volume were to Europe in each of 2002, 2003 and 2004. Approximately 10% of sales by volume were to North America in each of 2002, 2003 and 2004.

     Capital expenditures. At December 31, 2004, the estimated cost to complete capital projects in process approximated $1.4 million.

Note 13 - Financial instruments:

     Summarized below is the estimated fair value and related net carrying value of the Company's financial instruments.

                                                        December 31,
                                    -------------------------------------------------------
                                              2003                           2004
                                    ------------------------    ---------------------------
                                    Carrying          Fair        Carrying           Fair
                                     amount           value        amount            value
                                    --------         ------       --------          ------
                                                         (In millions)

Cash, cash equivalents,
    restricted cash equivalents
    and noncurrent restricted
    marketable debt securities      $   8.6         $   8.6       $   8.0           $  8.0

Notes payable and long-term
  debt - variable rate debt         $    .6         $    .6       $  14.0           $ 14.0

     The Company held no derivative financial instruments during 2002, 2003 or 2004.



Note 14 - Accounting principles recently adopted in 2002, 2003 and 2004:

     Asset retirement obligations. The Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement.

     Under the transition provisions of SFAS No. 143, at the date of adoption on January 1, 2003, the Company will recognize (i) an asset retirement cost capitalized as an increase to the carrying value of its property, plant and equipment, (ii) accumulated depreciation on such capitalized cost and (iii) a liability for the asset retirement obligation. Amounts resulting from the initial application of SFAS No. 143 are measured using information, assumptions and interest rates all as of January 1, 2003. The amount recognized as the asset retirement cost is measured as of the date the asset retirement obligation was incurred. Cumulative accretion on the asset retirement obligation, and accumulated depreciation on the asset retirement cost, is recognized for the time period from the date the asset retirement cost and liability would have been recognized had the provisions of SFAS No. 143 been in effect at the date the liability was incurred, through January 1, 2003. The difference, if any, between the amounts to be recognized as described above and any associated amounts recognized in the Company's balance sheet as of December 31, 2002 is recognized as a cumulative effect of a change in accounting principle as of the date of adoption. The effect of adopting SFAS No. 143 as of January 1, 2003 was not material, as summarized in the table below and is not separately recognized in the accompanying Statement of Income.

                                                             Amount
                                                           ----------
                                                         (in millions)

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
                                                              ====

     The increase in the asset retirement obligations from January 1, 2003 ($600,000) to December 31, 2003 ($800,000) and to December 31, 2004 ($1 million)
is primarily due to accretion expense and the effects of currency translation. Accretion expense, which is reported as a component of cost of sales in the accompanying Consolidated Statements of Income, approximated $100,000 for each of the years ended December 31, 2003 and 2004.

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

     Variable interest entities. The Company complied with the consolidation requirements of FASB Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," as amended as of March 31, 2004. The Company does not have any involvement with any variable interest entity (as that term is defined in FIN No. 46R) covered by the scope of FIN No. 46R that would require the Company to consolidate such entity under FIN No. 46R, which had not already been consolidated under prior applicable GAAP, and therefore the impact to the Company of adopting the consolidation requirements of FIN No. 46R was not material.

Note 15 - Accounting principles not yet adopted:

     Inventory costs. The Company will adopt SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," for inventory costs incurred on or after January 1, 2006. SFAS No. 151 requires that the allocation of fixed production overhead costs to inventory shall be based on normal capacity. Normal capacity is not defined as a fixed amount; rather, normal capacity refers to a range of production levels expected to be achieved over a number of periods under normal circumstances, taking into account the loss of capacity resulting from planned maintenance shutdowns. The amount of fixed overhead allocated to each unit of production is not increased as a consequence of idle plant or production levels below the low end of normal capacity, but instead a portion of fixed overhead costs are charged to expense as incurred. Alternatively, in periods of production above the high end of normal capacity, the amount of fixed overhead costs allocated to each unit of production is decreased so that inventories are not measured above cost. SFAS No. 151 also clarifies existing GAAP to require that abnormal freight and wasted materials (spoilage) are to be expensed as incurred. The Company believes its production cost accounting already complies with the requirements of SFAS No. 151, and the Company does not expect adoption of SFAS No. 151 will have a material effect on its consolidated financial statements.

     Stock options. The Company will adopt SFAS No. 123R, "Share-Based Payment," as of July 1, 2005. SFAS No. 123R, among other things, eliminates the alternative in existing GAAP to use the intrinsic value method of accounting for stock-based employee compensation under APBO No. 25. Upon adoption of SFAS No. 123R, the Company will generally be required to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with the cost recognized over the period during which an employee is required to provide services in exchange for the award (generally, the vesting period of the award). No compensation cost will be recognized in the aggregate for equity instruments for which the employee does not render the requisite service (generally, the instrument is forfeited before it has vested). The grant-date fair value will be estimated using option-pricing models (e.g. Black-Sholes or a lattice model). Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to all new awards granted on or after July 1, 2005, and to all awards existing as of June 30, 2005 which are subsequently modified, repurchased or cancelled. Additionally, as of July 1, 2005, the Company will be required to recognize compensation cost for the portion of any non-vested award existing as of June 30, 2005 over the remaining vesting period. Because the Company has not granted any options to purchase its common stock and is not expected to grant any options prior to July 1, 2005 and because the number of non-vested awards as of June 30, 2005 with respect to options granted by NL to employees of the Company is not expected to be material, the effect of adopting SFAS No. 123R is not expected to be significant in so far as it relates to existing stock options. Should the Company, however, grant a significant number of options in the future, the effect on the Company's consolidated financial statements could be material.