Form 10-Q
period 2005-06-30
KRONOS INTERNATIONAL INC
filed 2005-08-03
CIK 1176236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   June 30, 2005        Commission file number 333-100047
                        -------------                               ----------




                           KRONOS INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




           Delaware                                             22-2949593
-------------------------------                           ----------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)


             5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697
--------------------------------------------------------------------------------
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



Number of shares of the Registrant's  common stock outstanding on July 29, 2005:
2,968.

The Registrant is a wholly owned subsidiary of Kronos Worldwide, Inc. (File No. 1-31763) and meets the conditions set forth in General Instructions H(1)(a) and H(1)(b) of Form 10-Q for reduced disclosure format.






                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX




                                                                          Page
                                                                         number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements

                 Consolidated Balance Sheets -
                  December 31, 2004; June 30, 2005 (Unaudited)              3

                 Consolidated Statements of Income -
                  Three and six months ended June 30,
                   2004 and 2005 (Unaudited)                                5

                 Consolidated Statements of Comprehensive Income -
                  Six months ended June 30, 2004 and 2005 (Unaudited)       6

                 Consolidated Statement of Stockholder's Equity -
                  Six months ended June 30, 2005 (Unaudited)                7

                 Consolidated Statements of Cash Flows -
                  Six months ended June 30, 2004 and 2005 (Unaudited)       8

                 Notes to Consolidated Financial Statements (Unaudited)     9

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      16

  Item 4.        Controls and Procedures                                   26

Part II.         OTHER INFORMATION

  Item 1.        Legal Proceedings                                         26

  Item 6.        Exhibits                                                  27

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


               ASSETS                                   December 31,        June 30,
                                                            2004              2005
                                                        ------------       -----------
                                                                           (Unaudited)
 Current assets:
   Cash and cash equivalents                            $  17,505          $  10,427
   Restricted cash                                          1,529              1,047
   Accounts and other receivables                         130,729            145,861
   Receivables from affiliates                              2,517              9,236
   Refundable income taxes                                  2,586                991
   Inventories                                            170,261            163,343
   Prepaid expenses                                         3,141              4,281
   Deferred income taxes                                     -                     7
                                                        ---------          ---------


       Total current assets                               328,268            335,193
                                                        ---------          ---------

 Other assets:
   Deferred financing costs, net                           10,404              8,916
   Restricted marketable debt securities                    2,877              2,649
   Unrecognized net pension obligation                      7,524              6,814
   Deferred income taxes                                  238,284            232,644
   Other                                                    1,591              1,035
                                                        ---------          ---------

       Total other assets                                 260,680            252,058
                                                        ---------          ---------

 Property and equipment:
   Land                                                    34,164             30,504
   Buildings                                              153,442            137,567
   Equipment                                              724,904            654,279
   Mining properties                                       71,980             65,733
   Construction in progress                                13,560             14,544
                                                        ---------          ---------
                                                          998,050            902,627
   Less accumulated depreciation and
     amortization                                         601,815            555,515
                                                        ---------          ---------

       Net property and equipment                         396,235            347,112
                                                        ---------          ---------

                                                        $ 985,183          $ 934,363
                                                        =========          =========

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


    LIABILITIES AND STOCKHOLDER'S EQUITY              December 31,         June 30,
                                                          2004               2005
                                                      ------------       ------------
                                                                          (Unaudited)
 Current liabilities:
   Current maturities of long-term debt               $    13,792        $       156
   Accounts payable and accrued liabilities               126,949            114,472
   Payable to affiliates                                   11,042               -
   Income taxes                                            17,080             18,553
   Deferred income taxes                                    2,722              2,665
                                                      -----------        -----------

       Total current liabilities                          171,585            135,846
                                                      -----------        -----------

 Noncurrent liabilities:
   Long-term debt                                         519,403            461,154
   Deferred income taxes                                   22,358             20,661
   Accrued pension costs                                   48,441             44,944
   Other                                                   16,840             12,534
                                                      -----------        -----------

       Total noncurrent liabilities                       607,042            539,293
                                                      -----------        -----------

 Minority interest                                             76                 72
                                                      -----------        -----------

 Stockholder's equity:
   Common stock                                               297                297
   Additional paid-in capital                           1,944,185          1,944,185
   Retained deficit                                    (1,399,118)        (1,352,353)
   Notes receivable from affiliate                       (209,526)          (209,526)
   Accumulated other comprehensive loss:
     Currency translation                                 (99,764)           (93,857)
     Pension liabilities                                  (29,594)           (29,594)
                                                      -----------        -----------

       Total stockholder's equity                         206,480            259,152
                                                      -----------        -----------

                                                      $   985,183        $   934,363
                                                      ===========        ===========

Commitments and contingencies (Notes 9 and 11)



          See accompanying notes to consolidated financial statements.

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (In thousands)

                                   (Unaudited)

                                                            Three months ended               Six months ended
                                                                 June 30,                        June 30,
                                                        --------------------------       ------------------------
                                                            2004            2005            2004           2005
                                                            ----            ----            ----           ----
                                                         (Restated)                      (Restated)

Net sales                                                $ 208,102       $ 227,572       $ 400,275      $ 437,108
Cost of sales                                              156,300         157,045         298,923        304,211
                                                         ---------       ---------       ---------      ---------

    Gross margin                                            51,802          70,527         101,352        132,897

Selling, general and administrative expense                 25,316          27,926          50,727         56,010
Other operating income (expense):
  Currency transaction gains (losses), net                      64           1,427             510          2,197
  Disposition of property and equipment                         21            (113)             (2)          (147)
  Royalty income                                             1,653           1,913           3,017          3,415
  Other income                                                  70              76              87            112
                                                         ---------       ---------       ---------      ---------

    Income from operations                                  28,294          45,904          54,237         82,464

Other income (expense):
  Trade interest income                                        202             118             400            192
  Securities transaction gain                                    -           5,439               -          5,439
  Interest income from affiliates                                2           4,815               7          9,756
  Interest expense                                          (8,432)        (11,248)        (17,479)       (22,859)
                                                         ---------       ---------       ---------      ---------

    Income before income taxes and minority interest        20,066          45,028          37,165         74,992

 Provision (benefit) for income taxes                     (270,388)         16,498        (266,477)        28,220

Minority interest in after-tax earnings                         12               3              20              7
                                                         ---------       ---------       ---------      ---------

    Net income                                           $ 290,442       $  28,527       $ 303,622      $  46,765
                                                         =========       =========       =========      =========






          See accompanying notes to consolidated financial statements.

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                     Six months ended June 30, 2004 and 2005

                                 (In thousands)

                                   (Unaudited)

                                                              2004            2005
                                                              ----            ----
                                                           (Restated)

Net income                                                 $ 303,622       $  46,765

Other comprehensive income (loss), net of tax -
   currency translation adjustment                            (3,529)          5,907
                                                           ---------       ---------

          Comprehensive income                             $ 300,093       $  52,672
                                                           =========       =========







          See accompanying notes to consolidated financial statements.

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                         Six months ended June 30, 2005

                                 (In thousands)

                                   (Unaudited)

                                                                                              Accumulated other
                                                                               Notes          comprehensive loss
                                              Additional                     receivable     ----------------------        Total
                                   Common       paid-in       Retained          from         Currency      Pension     stockholder's
                                    stock       capital        deficit       affiliates    translation   liabilities      equity
                                  -------    -----------     ----------     -----------    -----------   -----------   -------------
                                                             (Restated)

 Balance at December 31, 2004     $  297      $1,944,185    $(1,399,118)    $  (209,526)    $ (99,764)     $(29,594)      $206,480

 Net income                         -               -            46,765            -             -             -            46,765

 Other comprehensive income         -               -              -               -            5,907          -             5,907
                                  ------      ----------    -----------     -----------     ---------      --------       --------

 Balance at June 30, 2005         $  297      $1,944,185    $(1,352,353)    $  (209,526)    $ (93,857)     $(29,594)      $259,152
                                  ======      ==========    ===========     ===========     =========      ========       ========







          See accompanying notes to consolidated financial statements.

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 2004 and 2005

                                 (In thousands)
                                   (Unaudited)



                                                            2004              2005
                                                            ----              ----
                                                         (Restated)
 Cash flows from operating activities:
   Net income                                           $ 303,622          $  46,765
   Depreciation and amortization                           18,713             18,763
   Noncash interest expense                                 1,058              1,379
   Deferred income taxes                                 (272,551)            14,575
   Minority interest                                           20                  7
   Net loss from disposition of
     property and equipment                                     2                147
   Securities transaction gain                                  -             (5,439)
   Pension cost, net                                        1,236             (1,187)
   Other, net                                                 248             (1,735)
   Change in assets and liabilities:
     Accounts and other receivables                       (30,062)           (32,669)
     Inventories                                           11,741            (11,672)
     Prepaid expenses                                         997             (2,109)
     Accounts with affiliates                                 308            (15,680)
     Accounts payable and accrued liabilities               4,462              4,179
     Income taxes                                          28,476              4,414
     Other, net                                            (1,000)            (6,268)
                                                        ---------          ---------

       Net cash provided by operating activities           67,270             13,470
                                                        ---------          ---------

 Cash flows from investing activities:
   Capital expenditures                                    (8,956)           (10,399)
   Change in restricted cash, net                             273                437
   Proceeds from disposal of interest in
     Norwegian smelting operation                              -               3,542
   Other, net                                                  84                 32
                                                        ---------          ---------

       Net cash used in investing activities               (8,599)            (6,388)
                                                        ---------          ---------

 Cash flows from financing activities:
   Indebtedness:
     Borrowings                                            99,968               -
     Principal payments                                   (99,994)           (13,015)
   Dividends paid                                         (60,000)              -
                                                        ---------          ---------

       Net cash used in financing activities              (60,026)           (13,015)
                                                        ---------          ---------

 Cash and cash equivalents - net change from:
   Operating, investing and financing activities           (1,355)            (5,933)
   Currency translation                                       129             (1,145)
 Cash and cash equivalents at beginning of period          37,121             17,505
                                                        ---------          ---------

 Cash and cash equivalents at end of period             $  35,895          $  10,427
                                                        =========          =========

 Supplemental disclosures:
   Cash paid (received) for:
     Interest, net of amounts capitalized               $  16,494          $  21,360
     Income taxes, net                                    (22,087)             9,153
     Noncash investing activity - inventory
        received as partial consideration for
        disposal of interest in Norwegian
        smelting operation                              $   -              $   1,897


          See accompanying notes to consolidated financial statements.

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - Organization and basis of presentation:

     Kronos International, Inc. ("KII") is incorporated in the state of Delaware, U.S.A., with its seat of management in Leverkusen, Germany. KII is a wholly-owned subsidiary of Kronos Worldwide, Inc. ("Kronos") (NYSE:KRO). The Company's sole business segment is associated with the production and sale of titanium dioxide pigments ("TiO2"). At June 30, 2005, (i) Valhi held approximately 57% of Kronos' outstanding common stock and NL Industries, Inc. (NYSE:NL) held an additional 36% of Kronos' common stock, (ii) Valhi owned approximately 83% of NL's outstanding common stock and (iii) Contran Corporation and its subsidiaries held approximately 91% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of Contran, Valhi, NL, Kronos and the Company.

     The consolidated balance sheet of KII at December 31, 2004 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2005, and the consolidated statements of income, comprehensive income, stockholder's equity and cash flows for the interim periods ended June 30, 2004 and 2005, have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the consolidated financial position, results of operations and cash flows have been made.

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

     During the fourth quarter of 2004, the Company determined that it should have recognized an additional $26.8 million net deferred income tax benefit during the second quarter of 2004, related to the amount of the valuation allowance related to the Company's German operations which should have been reversed. While the additional tax benefit is not material to the Company's second quarter 2004 results, the Company's quarterly results of operations for 2004, as presented herein, reflects this additional income tax benefit.

     The Company has not issued any stock options to purchase KII common stock. However, certain employees of the Company have been granted options by NL to purchase NL common stock. As disclosed in the 2004 Annual Report, the Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. See Note 12. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Prior to 2004, and following the cash settlement of certain stock options held by employees of NL and the Company, the Company commenced accounting for its stock options using the variable accounting method of APBO No. 25 because the Company could not overcome the presumption that it would not similarly cash settle the remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including stock options with an exercise price at least equal to the market price on the date of grant) is accrued as an expense, with subsequent increases (decreases) in the Company's market price resulting in the recognition of additional compensation expense (income). Aggregate compensation expense related to NL stock options held by employees of the Company was approximately nil and $200,000 in the second quarter and first six months of 2004, respectively and aggregate compensation income was approximately $500,000 in each of the second quarter and first six months of 2005.

     The following table presents what the Company's consolidated net income would have been in the 2004 and 2005 periods presented if the Company and its subsidiaries had each elected to account for their respective stock-based employee compensation related to stock options in accordance with the fair value-based recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for all awards granted subsequent to January 1, 1995.

                                                      Three months                Six months
                                                     ended June 30,             ended June 30,
                                                 --------------------        --------------------
                                                  2004          2005          2004          2005
                                                  ----          ----          ----          ----
                                                                   (In millions)

Net income as reported                           $290.4        $ 28.5        $303.6        $ 46.8

Adjustments, net of applicable income
 tax effects and minority interest:
  Stock-based employee compensation
    expense determined under APBO No. 25             -            (.3)           .1           (.3)
  Stock-based employee compensation
    expense determined under SFAS No. 123            -             -             -             -
                                                 ------        ------        ------        ------

Pro forma net income                             $290.4        $ 28.2        $303.7        $ 46.5
                                                 ======        ======        ======        ======

Note 2 - Accounts and other receivables:

                                                     December 31,          June 30,
                                                         2004                2005
                                                     ------------         ----------
                                                              (In thousands)

 Trade receivables                                     $120,969            $138,295
 Insurance claims                                            32                  29
 Recoverable VAT and other receivables                   11,388               8,978
 Allowance for doubtful accounts                         (1,660)             (1,441)
                                                       --------            --------

                                                       $130,729            $145,861
                                                       ========            ========

Note 3 - Inventories:

                                                     December 31,          June 30,
                                                         2004                2005
                                                     ------------         ----------
                                                              (In thousands)

 Raw materials                                         $ 34,303            $ 27,682
 Work in process                                         13,044              11,681
 Finished products                                       90,083              92,438
 Supplies                                                32,831              31,542
                                                       --------            --------

                                                       $170,261            $163,343
                                                       ========            ========

Note 4 - Accounts payable and accrued liabilities:

                                                     December 31,          June 30,
                                                         2004                2005
                                                     ------------         ----------
                                                              (In thousands)

 Accounts payable                                      $ 67,463            $ 48,441
 Employee benefits                                       27,863              25,670
 Interest                                                   152                 132
 Other                                                   31,471              40,229
                                                       --------            --------

                                                       $126,949            $114,472
                                                       ========            ========


Note 5 - Long-term debt:

                                                     December 31,          June 30,
                                                         2004                2005
                                                     ------------         ----------
                                                              (In thousands)

 8.875% Senior Secured Notes                           $519,225            $461,067
 Bank credit facility                                    13,622                   -
 Other                                                      348                 243
                                                       --------            --------

                                                        533,195             461,310
 Less current maturities                                 13,792                 156
                                                       --------            --------

                                                       $519,403            $461,154
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

     During the first six months of 2005, the Company repaid an aggregate of euro 10 million ($12.9 million when repaid) under its Credit Facility. During the second quarter of 2005, the Company extended the maturity date of its Credit Facility by three years to June 2008.

Note 6 - Other noncurrent liabilities:

                                                     December 31,          June 30,
                                                         2004                2005
                                                     ------------         ----------
                                                              (In thousands)

 Employee benefits                                     $  5,107            $  4,586
 Insurance claims and expenses                            1,505                 641
 Asset retirement obligations                               958                 926
 Other                                                    9,270               6,381
                                                       --------            --------

                                                       $ 16,840            $ 12,534
                                                       ========            ========

Note 7 - Notes receivable from affiliate:

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

Note 8 - Securities transaction gain:

     The securities transaction gain in the second quarter of 2005, classified as nonoperating income, relates to the sale of the Company's passive interest in a Norwegian smelting operation, which had a nominal carrying value for financial reporting purposes, for aggregate consideration of approximately $5.4 million consisting of cash of $3.5 million and inventory with a value of $1.9 million.

Note 9 - Provision for income taxes:

                                                             Six months ended
                                                                 June 30,
                                                         ------------------------
                                                         2004                2005
                                                         ----                ----
                                                              (In millions)

 Expected tax expense                                  $  13.0              $  26.2
 Non-U.S. tax rates                                        (.5)                  .1
 Change in deferred income tax valuation                                         -
   allowance, net                                       (277.3)
 Refund of prior year German income taxes                 (3.3)                  -
 Nondeductible expenses                                    1.5                  1.9
 Other, net                                                 .1                   -
                                                       -------              -------

                                                       $(266.5)             $  28.2
                                                       =======              =======

     Certain of the Company's tax returns are being examined and tax authorities have or may propose tax deficiencies, including penalties and interest. For example:

o Kronos has received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 6 million ($7 million at June 30, 2005). Kronos has filed a protest to this assessment, and believes that a significant portion of the assessment is without merit. The Belgian tax authorities have filed a lien on the fixed assets of Kronos' Belgian TiO2 operations in connection with this assessment. In April 2003, Kronos received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, is expected to be approximately euro 9 million ($11 million). Kronos believes the proposed assessment is substantially without merit, and Kronos has filed a written response.

o The Norwegian tax authorities have notified Kronos of their intent to assess tax deficiencies of approximately kroner 12 million ($2 million) relating to the years 1998 through 2000. Kronos has objected to this proposed assessment.

     No assurance can be given that these tax matters will be resolved in the Company's favor in view of the inherent uncertainties involved in settlement initiatives and court and tax proceedings. The Company believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

Note 10 - Employee benefit plans:

     The components of net periodic defined benefit pension cost are presented in the table below.


                                                  Three months ended             Six months ended
                                                       June 30,                      June 30,
                                                ---------------------         ----------------------
                                                 2004           2005           2004            2005
                                                 ----           ----           ----            ----
                                                                   (In thousands)

 Service cost                                   $1,158        $1,523          $2,446         $3,139
 Interest cost                                   3,471         3,570           7,010          7,262
 Expected return on plan assets                 (3,059)       (3,100)         (6,181)        (6,304)
 Amortization of prior service cost                113           122             229            248
 Amortization of net transition obligations         91            77             182            158
 Recognized actuarial losses                       576           770           1,154          1,564
                                                ------        ------          ------         ------

                                                $2,350        $2,962          $4,840         $6,067
                                                ======        ======          ======         ======

Note 11 - Commitments and contingencies:

     Reference is made to the 2004 Annual Report for a discussion of certain other legal proceedings to which the Company is a party.

     As noted in the 2004 Annual Report, the Company's principal German operating subsidiary, Kronos Titan GmbH, leases the land under its Leverkusen TiO2 production facility pursuant to a lease with Bayer AG that expires in 2050. The Leverkusen facility itself, which is owned by the Company and which represents approximately one-half of the Company's current TiO2 production capacity, is located within Bayer's extensive manufacturing complex. Rent for the land lease associated with the Leverkusen facility is periodically established by agreement with Bayer for periods of at least two years at a time. The lease agreement provides for no formula, index or other mechanism to determine changes in the rent for such land lease; rather, any change in the rent is subject solely to periodic negotiation between Bayer and the Company. Any change in the rent based on such negotiations is recognized as part of lease expense starting from the time such change is agreed upon by both parties, as any such change in the rent is deemed "contingent rentals" under GAAP.

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

Note 12 - Accounting principles not yet implemented:

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

     Stock options. As permitted by regulations of the Securities and Exchange Commission ("SEC") the Company will adopt SFAS No. 123R, "Share-Based Payment," as of January 1, 2006. SFAS No. 123R, among other things, eliminates the alternative in existing GAAP to use the intrinsic value method of accounting for stock-based employee compensation under APBO No. 25. Upon adoption of SFAS No. 123R, the Company will generally be required to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with the cost recognized over the period during which an employee is required to provide services in exchange for the award (generally, the vesting period of the award). No compensation cost will be recognized in the aggregate for equity instruments for which the employee does not render the requisite service (generally, if the instrument is forfeited before it has vested). The grant-date fair value will be estimated using option-pricing models (e.g. Black-Scholes or a lattice model). Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to all new awards granted on or after January 1, 2006, and to all awards existing as of December 31, 2005 which are subsequently modified, repurchased or cancelled. Additionally, as of January 1, 2006, the Company will be required to recognize compensation cost for the portion of any non-vested award existing as of December 31, 2005 over the remaining vesting period. Because the number of non-vested awards as of December 31, 2005 with respect to options granted by NL to employees of the Company is not expected to be material, and because the Company has not granted any options, does not expect to grant any options prior to January 1, 2006 and does not expect that Kronos will grant any options to employees of the Company prior to January 1, 2006, the effect of adopting SFAS No. 123R is not expected to be significant in so far as it relates to existing stock options. Should the Company or its subsidiaries and affiliates, however, either grant a significant number of options to employees of the Company or modify, repurchase or cancel existing options in the future, the effect on the Company's consolidated financial statements could be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS:

Executive summary

     Relative changes in the Company's TiO2 sales and income from operations during the 2004 and 2005 periods presented are primarily due to the net effects of (i) higher average TiO2 selling prices, (ii) lower TiO2 selling volumes and
(iii) relative changes in foreign currency exchange rates. Selling prices for TiO2 (in billing currencies) were generally decreasing during the first half of 2004 and increasing in the last half of 2004 and the first six months of 2005. The Company reported net income of $28.5 million in the second quarter of 2005 as compared to net income of $290.4 million in the second quarter of 2004. The Company reported net income of $46.8 million in the first six months of 2005 as compared to net income of $303.6 million in the first six months of 2004. The Company reported lower net income in 2005 as the favorable effect of higher income from operations and a security transaction gain in 2005 was more than offset by a $254.3 million income tax benefit recognized in 2004. Net income in the first six months of 2005 includes a security transaction gain of approximately $5.4 million related to the sale of the Company's passive interest in a Norwegian smelting operation. Each of these items is more fully discussed below and/or in the notes to the Consolidated Financial Statements.

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


                                                      Three months ended                   Six months ended
                                                          June 30,                             June 30,
                                               --------------------------------     -------------------------------
                                                2004        2005      % Change       2004        2005     % Change
                                                ----        ----      --------       ----        ----     --------
                                                            (In millions, except percentages and volumes)

       Net sales                              $208.1      $227.6        + 9%        $400.3      $437.1       + 9%
       Cost of sales                           156.3       157.1          **         298.9       304.2       + 2%
                                              ------      ------                    ------      ------

       Gross margin                             51.8        70.5        +36%         101.4       132.9       +31%

       Selling, general and administrative
          expense                              (25.3)      (27.9)       +10%         (50.7)      (56.0)      +10%
       Currency transaction gains, net            .1         1.4                        .5         2.2
       Royalty income                            1.7         1.9                       3.0         3.4
                                              ------      ------                    ------      ------

       Income from operations                 $ 28.3      $ 45.9        +62%        $ 54.2      $ 82.5       +52%
                                              ======      ======                    ======      ======

       TiO2 operating statistics:

         Percent change in average selling
             prices:
             Using actual foreign currency
                exchange rates                                          +14%                                 +13%
             Impact of changes in foreign
               currency exchange rates                                  - 5%                                 - 6%
                                                                        ----                                 ----

             In billing currencies                                      + 9%                                 + 7%
                                                                        ====                                 ====

         Sales volumes*                         90           86         - 4%         171          162        - 5%
         Production volumes*                    83           86         + 4%         162          167        + 3%

________________________________

 *  Thousands of metric tons
 ** less than 1%

     The Company's sales increased $19.5 million (9%) in the second quarter of 2005 compared to the second quarter of 2004 and increased $36.8 million (9%) in the first six months of 2005 as compared to the same period in 2004 due to the net effects of higher average TiO2 selling prices, lower TiO2 selling volumes and the favorable effect of fluctuations in foreign currency exchange rates, which increased sales by approximately $10 million and $21 million, respectively, as further discussed below. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, the Company's average TiO2 selling prices in billing currencies in the second quarter and first six months of 2005 were 9% higher as compared to the second quarter of 2004 and 7% higher as compared to the first six months of 2004. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, the Company's average TiO2 selling prices in the second quarter of 2005 increased 14% compared to the second quarter of 2004 and were 13% higher for the first six months of 2005 compared to the first six months of 2004.

     The Company's sales are denominated in various currencies, including the U.S. dollar, the euro and other major European currencies. The disclosure of the percentage change in the Company's average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with GAAP ("GAAP measure"). The Company discloses percentage changes in its average TiO2 prices in billing currencies because the Company believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 14% and 13% increases in the Company's average TiO2 selling prices during the second quarter and first six months of 2005 as compared to the second quarter and first six months of 2004 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), and the 9% and 7% increases in the Company's average TiO2 selling prices in billing currencies (the non-GAAP measure) during each of such periods is due to the effect of changes in foreign currency exchange rates. The above table presents in a tabular format (i) the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in the Company's average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     The Company's TiO2 sales volumes in the second quarter and first six months of 2005 decreased 4% and 5%, respectively, compared to the same periods of 2004, due primarily to lower volumes in European markets. The Company's income from operations comparisons were favorably impacted by higher production levels, which increased 4% and 3%, respectively, in the second quarter and first six months of 2005 as compared to the same period in 2004. The Company's operating rates were near full capacity in those periods, and the Company's production volume in the first six months of 2005 was a new record for the Company.

     The Company's cost of sales increased less than 1% in the second quarter of 2005 compared to the second quarter of 2004, and increased $5.3 million (2%) in the year-to-date period largely due to the increase in net sales. As a result of the higher average TiO2 selling prices in billing currencies the Company's cost of sales, as a percentage of net sales, decreased from 75% in the second quarter of 2004 to 69% in the second quarter of 2005 and decreased from 75% in the first six months of 2004 to 70% in the first six months of 2005.

     The Company's gross margins for the second quarter of 2005 increased $18.7 million (36%) from the second quarter of 2004 and increased $31.5 million (31%) in the first six months of 2005 as compared to the first six months of 2004, due to the net effects of the aforementioned increases in sales and cost of sales.

     Selling, general and administrative expenses increased $2.6 million (10%) and $5.3 million (10%), respectively, in the second quarter and first six months of 2005 as compared to the corresponding periods in 2004. These increases are largely attributable to the impact of translating foreign currencies (primarily the euro) into U.S. dollars.

     The Company's operations and assets are located outside the United States (particularly in Germany, Belgium and Norway). A significant amount of the Company's sales generated from its operations are denominated in currencies other than the U.S. dollar, principally the euro and other major European currencies. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of the Company's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales by approximately a net $10 million in the second quarter of 2005 as compared to the same period in 2004 and increased TiO2 sales in the first six months of 2005 by approximately $21 million compared to the same period in 2004. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted the Company's foreign currency-denominated operating expenses. The Company's operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in the second quarter and first six months of 2005 compared to the second quarter and first six months of 2004. Overall, the net impact of currency exchange rate fluctuations on the Company's operating income comparisons resulted in a net $4 million increase and a net $5 million increase in the Company's income from operations in the second quarter and first six months of 2005, respectively, as compared to the corresponding periods in 2004.

Outlook

     The Company expects its income from operations in 2005 will be significantly higher than 2004, due primarily to higher average selling prices. The quarterly price improvements in average selling prices since the third quarter of 2004 are the key to the Company's anticipation that second half income from operations in 2005 will be significantly higher than the second half of 2004. Average prices in the second half of 2005 will likely decline from the second quarter of 2005. Production volumes in the second half of 2005 will likely be similar to those achieved in the second half of 2004 and are expected to be below the production volumes in the first half of 2005, due primarily to certain finishing capacity being taken temporarily offline in order to complete debottlenecking projects at the Company's Leverkusen, Germany facility. Sales volumes in the second half of 2005 are expected to be lower than those in the second half of 2004, and are likely to be similar to the sales volumes in the first half of 2005. While the Company expects its income from operations in calendar 2005 will be higher than calendar 2004, the Company expects its income from operations in the second half of 2005 will be below the first half of 2005. The Company's expectations as to the future prospects of the Company and the TiO2 industry are based upon a number of factors beyond the Company's control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from the Company's expectations, the Company's results of operations could be unfavorably affected.

     The Company's efforts to debottleneck its production facilities to meet long-term demand continue to prove successful. Such debottlenecking efforts included, among other things, the addition of back-end finishing capacity to be able to process a larger quantity of the base TiO2 produced and equipment upgrades and enhancements to allow for reduced downtime for maintenance activities. The Company's production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. The Company believes its annual attainable production capacity for 2005 is approximately 334,000 metric tons, with approximately 10,000 metric tons additional capacity available in 2006 through its continued debottlenecking efforts.

Other income (expense)

                                           Three months ended                       Six months ended
                                                June 30,                                June 30,
                                   -----------------------------------     ----------------------------------
                                     2004        2005      Difference       2004        2005      Difference
                                                                  (In millions)

 Trade interest income             $   .2      $   .1       $  (.1)        $   .4      $   .2       $  (.2)
 Securities transaction gain          -           5.4          5.4            -           5.4          5.4
 Interest income from affiliates      -           4.8          4.8            -           9.8          9.8
 Interest expense                    (8.4)      (11.2)        (2.8)         (17.5)      (22.9)        (5.4)
                                   ------      ------       ------         ------      ------       ------

                                   $ (8.2)     $  (.9)      $  7.3         $(17.1)     $ (7.5)      $  9.6
                                   ======      ======       ======         ======      ======       ======

     Securities transaction gains in the second quarter of 2005 relates to the sale of the Company's passive interest in a Norwegian smelting operation, which had a nominal carrying value for financial reporting purposes, for aggregate consideration of approximately $5.4 million consisting of cash of $3.5 million and inventory with a value of $1.9 million. See Note 8 to the Consolidated Financial Statements.

     Interest income from affiliates increased $4.8 million in the second quarter of 2005 as compared to the second quarter of 2004 and increased $9.8 million in the first six months of 2005 as compared to the first six months of 2004 as a result of the Company's notes receivable from Kronos. The Company expects interest income will continue to be higher in 2005 as compared to 2004 as these notes receivable from Kronos are expected to be outstanding during the full year.

     The Company has a significant amount of outstanding indebtedness denominated in the euro, including its euro 375 million Senior Secured Notes. Accordingly, the reported amount of interest expense will vary depending on relative changes in foreign currency exchange rates. Interest expense in the second quarter and first six months of 2005 was $11.2 million and $22.9 million, respectively which are increases of $2.8 million and $5.4 million from the second quarter and first six months of 2004, respectively. The increases were due primarily to higher levels of outstanding indebtedness resulting from the issuance of an additional euro 90 million principal amount of KII's Senior Secured Notes in November 2004. In addition, the increases in interest expense were due to relative changes in foreign currency exchange rates, which increased the U.S. dollar equivalent of interest expense on the Company's euro 285 million Senior Secured Notes outstanding during both periods by approximately $400,000 in the second quarter of 2005 and $1.0 million in the first six months of 2005 as compared to the second quarter and first six months of 2004. Assuming no significant change in interest rates or foreign currency exchange rates, interest expense for the full-year 2005 is expected to be higher than amounts for the same periods in 2004 due primarily to the effect of the additional euro 90 million Senior Secured Notes issued in November 2004.

Provision for income taxes

     The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 9 to the Consolidated Financial Statements.

     At June 30, 2005, the Company has the equivalent of $590 million and $178 million of income tax loss carryforwards for German corporate and trade tax purposes, respectively, all of which have no expiration date. As more fully described in the 2004 Annual Report, during 2004 the Company concluded the benefit of such net carryforwards met the "more-likely-than-not" recognition criteria of GAAP, and accordingly in 2004 the Company reversed the deferred income tax asset valuation allowance related to such German carryforwards and other net deductible temporary differences related to Germany. Because the benefit of such net operating loss carryforwards and other deductible temporary differences in Germany has now been recognized, the Company's effective income tax rate in the second quarter and first six months of 2005 is higher than its effective income tax rate in the second quarter and first six months of 2004, although its current and future cash income tax rate was not affected by the reversal of the valuation allowance. Prior to the complete utilization of such carryforwards, it is possible that the Company might conclude in the future that the benefit of such carryforwards would no longer meet the "more-likely-than-not" recognition criteria, at which point the Company would be required to recognize a valuation allowance against the then-remaining tax benefit associated with the carryforwards. The Company's income tax benefit in the second quarter of 2004 includes a $268.6 million tax benefit related to reversal of the German deferred income tax asset valuation allowance.

Accounting principles not yet implemented

     See Note 12 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

Consolidated cash flows

     The Company's consolidated cash flows from operating, investing and financing activities for the six months ended June 30, 2004 and 2005 are presented below:

                                                             Six months ended
                                                                 June 30,
                                                         ------------------------
                                                         2004                2005
                                                         ----                ----
                                                              (In millions)

 Net cash provided (used) by:
   Operating activities                                $ 67.2              $ 13.5
   Investing activities                                  (8.6)               (6.4)
   Financing activities                                 (60.0)              (13.0)
                                                       ------              ------

     Net cash used in operating, investing
       and financing activities                        $ (1.4)             $ (5.9)
                                                       ======              ======

Summary

     The Company's primary source of liquidity on an ongoing basis is its cash flows from operating activities, which is generally used to (i) fund capital expenditures, (ii) repay any short-term indebtedness incurred primarily for working capital purposes and (iii) provide for the payment of dividends. In addition, from time-to-time the Company may incur indebtedness, generally to (i) fund short-term working capital needs, (ii) refinance existing indebtedness or
(iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business. Also, the Company may from time-to-time sell assets outside the ordinary course of business, the proceeds of which are generally used to (i) repay existing indebtedness (including indebtedness which may have been collateralized by the assets sold), (ii) make investments in marketable and other securities, (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business or (iv) pay dividends.

Operating activities

     The TiO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of the Company. Cash flow from operations is considered the primary source of liquidity for the Company. Changes in TiO2 pricing, production volume and customer demand, among other things, could significantly affect the liquidity of the Company. Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in the Company's earnings. However, certain items included in the determination of net income are non-cash, and therefore such items have no impact on cash flows from operating activities. Non-cash items included in the determination of net income include depreciation and amortization expense, deferred income taxes and non-cash interest expense. Non-cash interest expense consists of amortization of original issue discount or premium on certain indebtedness and amortization of deferred financing costs.

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

     Cash flows provided by operating activities decreased from $67.3 million in the first six months of 2004 to $13.5 million in the first six months of 2005. This $53.8 million decrease was due primarily to the net effects of (i) lower net income of $256.9 million, (ii) higher deferred income taxes of $287.1 million, (iii) a higher amount of net cash used from relative changes in the Company's inventories, receivables, payables and accruals of $42.3 million in the first six months of 2005 as compared to the first six months of 2004 and
(iv) higher cash paid for income taxes of $31.2 million, due in large part to a $20.1 million tax refund received during the first three months of 2004. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivables. Relative changes in inventories and accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volumes and sales volumes. The Company's average days sales outstanding ("DSO") of 58 days at June 30, 2005 was consistent with the Company's DSO at December 31, 2004. At June 30, 2005, the average number of days in inventory ("DII") decreased from 99 days at December 31, 2004 to 93 days at June 30, 2005, due to the impact of currency exchange rates which resulted in lower inventory values when translated into US dollars at June 30, 2005 as compared to December 31, 2004.

Investing and financing activities

     The Company's capital expenditures were $9.0 million and $10.4 million in the first six months of 2004 and 2005, respectively. During the second quarter of 2005, the Company received $3.5 million from the sale of its passive interest in a Norwegian smelting operation.

     During the first six months of 2005, the Company repaid euro 10 million ($12.9 million when repaid) under its Credit Facility.

     At June 30, 2005, unused credit available under the Company's existing credit facilities approximated $98 million, including approximately $95 million under its revolving credit facility. At June 30, 2005, KII had approximately $84 million available for payment of dividends and other restrictive payments as defined in the Senior Secured Notes indenture.

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

Other

     At June 30, 2005, the Company and its subsidiaries had (i) current cash and cash equivalents aggregating $10.4 million, (ii) current restricted cash equivalents of $1.0 million and (iii) noncurrent restricted marketable debt securities of $2.6 million.

     At June 30, 2005, the Company's outstanding debt was comprised of (i) $461.1 million related to KII's Senior Secured Notes and (ii) approximately $200,000 of other indebtedness. During the second quarter of 2005, the Company extended the maturity date of its Credit Facility by three years to June 2008.

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

     Based upon the Company's expectations for the TiO2 industry and anticipated demand for the Company's cash resources as discussed herein, the Company expects to have sufficient short-term (defined as the twelve-month period ending June 30, 2006) and long-term (defined as the five-year period ending December 31, 2009, the time period for which the Company generally does long-term budgeting) liquidity to meet its obligations including operations, capital expenditures, debt service and dividends. To the extent that actual developments differ from the Company's expectations, the Company's liquidity could be adversely affected.

     See Note 9 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of the Company's income tax returns in various U.S. and non-U.S. jurisdictions, and see Note 11 to the Consolidated Financial Statements with respect to certain legal proceedings with respect to the Company.

     The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its dividend policy, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, the Company has in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, the Company may review opportunities for acquisitions, divestitures, joint ventures or other business combinations in the chemicals or other industries, as well as the acquisition of interests in, and loans to, related entities. In the event of any such transaction, the Company may consider using its available cash, issuing its equity securities or increasing its indebtedness to the extent permitted by the agreements governing the Company's existing debt.

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

o The Company discloses percentage changes in its average TiO2 selling prices in billing currencies, which excludes the effects of foreign currency translation. The Company believes disclosure of such percentage changes allows investors to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. See page 19.

ITEM 4.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President, Finance and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of June 30, 2005. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

     There has been no change to the Company's internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     Reference is made to the 2004 Annual Report and Note 11 to the Consolidated Financial Statements for descriptions of certain legal proceedings.

Item 6. Exhibits

         10.1   -   Second  Agreement  Relating to  a Facility  Agreement  dated
                    June 25, 2002 executed as of June 14, 2005 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank
                    Luxembourg S.A. as agent, the participating lenders,  Kronos
                    Titan GmbH, Kronos Europe S.A./N.V,  Kronos Titan AS, Kronos
                    Norge AS, Titania AS and Kronos Denmark ApS - incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated June 14, 2005. Certain schedules, exhibits, annexes and similar attachments to this Exhibit 10.1 have not been filed; upon request, the Reporting Persons will furnish supplementally to the Commission a copy of any omitted exhibit, annex or attachment.

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



                                                KRONOS INTERNATIONAL, INC.
                                              -------------------------------
                                                       (Registrant)



Date   August 3, 2005                         By /s/ Gregory M. Swalwell
                                                 -------------------------------
                                                  Gregory M. Swalwell
                                                  Vice President, Finance and
                                                   Chief Financial Officer
                                                  (Principal Financial Officer)



Date   August 3, 2005                         By /s/ James W. Brown
                                                 -------------------------------
                                                  James W. Brown
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)