Form 10-Q
period 2005-09-30
KRONOS INTERNATIONAL INC
filed 2005-11-04
CIK 1176236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended  September 30, 2005     Commission file number 333-100047
                      -------------------                            ----------




                           KRONOS INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




           Delaware                                             22-2949593
-------------------------------                            -------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)


             5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697
--------------------------------------------------------------------------------
               (Address of principal executive offices)  (Zip Code)



Registrant's telephone number, including area code:             (972) 233-1700
                                                               ----------------




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---   ---



Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes    No X
                                                                  ---   ---

Indicate by check mark whether the  Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes    No X
                                    ---   ---

Number of shares of the Registrant's common stock outstanding on October 31, 2005: 2,968.

The Registrant is a wholly owned subsidiary of Kronos Worldwide, Inc. (File No. 1-31763) and meets the conditions set forth in General Instructions H(1)(a) and H(1)(b) of Form 10-Q for reduced disclosure format.






                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX




                                                                           Page
                                                                          number

Part I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets -
             December 31, 2004; September 30, 2005 (Unaudited)               3

            Consolidated Statements of Income -
             Three and nine months ended September 30,
              2004 and 2005 (Unaudited)                                      5

            Consolidated Statements of Comprehensive Income -
             Nine months ended September 30, 2004 and 2005 (Unaudited)       6

            Consolidated Statement of Stockholder's Equity -
             Nine months ended September 30, 2005 (Unaudited)                7

            Consolidated Statements of Cash Flows -
             Nine months ended September 30, 2004 and 2005 (Unaudited)       8

            Notes to Consolidated Financial Statements (Unaudited)           9

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            16

  Item 4.   Controls and Procedures                                         26

Part II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                               26

  Item 6.   Exhibits                                                        27

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


               ASSETS                                           December 31,       September 30,
                                                                   2004                2005
                                                               -------------      --------------
                                                                                    (Unaudited)
 Current assets:
   Cash and cash equivalents                                    $    17,505         $   54,688
   Restricted cash                                                    1,529                915
   Accounts and other receivables                                   130,729            130,454
   Receivables from affiliates                                        2,517              2,274
   Refundable income taxes                                            2,586                866
   Inventories                                                      170,261            175,473
   Prepaid expenses                                                   3,141              5,529
                                                                -----------         ----------

       Total current assets                                         328,268            370,199
                                                                -----------         ----------

 Other assets:
   Deferred financing costs, net                                     10,404              8,425
   Restricted marketable debt securities                              2,877              2,682
   Unrecognized net pension obligation                                7,524              6,836
   Deferred income taxes                                            238,284            178,553
   Other                                                              1,591                993
                                                                -----------         ----------

       Total other assets                                           260,680            197,489
                                                                -----------         ----------

 Property and equipment:
   Land                                                              34,164             30,764
   Buildings                                                        153,442            139,248
   Equipment                                                        724,904            649,917
   Mining properties                                                 71,980             66,607
   Construction in progress                                          13,560             18,397
                                                                -----------         ----------
                                                                    998,050            904,933
   Less accumulated depreciation and amortization                   601,815            559,707
                                                                -----------         ----------

       Net property and equipment                                   396,235            345,226
                                                                -----------         ----------

                                                                   $985,183         $  912,914
                                                                ===========         ==========

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


    LIABILITIES AND STOCKHOLDERS' EQUITY                        December 31,       September 30,
                                                                   2004                2005
                                                               -------------      --------------
                                                                                    (Unaudited)
 Current liabilities:
   Current maturities of long-term debt                         $    13,792         $      158
   Accounts payable and accrued liabilities                         126,949            128,126
   Payable to affiliates                                             11,042              4,601
   Income taxes                                                      17,080             10,662
   Deferred income taxes                                              2,722                906
                                                                -----------         ----------

       Total current liabilities                                    171,585            144,453
                                                                -----------         ----------

 Noncurrent liabilities:
   Long-term debt                                                   519,403            457,620
   Deferred income taxes                                             22,358             20,255
   Accrued pension costs                                             48,441             44,922
   Other                                                             16,840             12,807
                                                                -----------         ----------

       Total noncurrent liabilities                                 607,042            535,604
                                                                -----------         ----------

 Minority interest                                                       76                 73
                                                                -----------         ----------

 Stockholder's equity:
   Common stock                                                         297                297
   Additional paid-in capital                                     1,944,185          1,944,185
   Retained deficit                                              (1,399,118)        (1,345,927)
   Notes receivable from affiliate                                 (209,526)          (209,526)
   Accumulated other comprehensive loss:
     Currency translation                                           (99,764)          (126,651)
     Pension liabilities                                            (29,594)           (29,594)
                                                                -----------         ----------

       Total stockholder's equity                                   206,480            232,784
                                                                -----------         ----------

                                                                $   985,183         $  912,914
                                                                ===========         ==========



Commitments and contingencies (Notes 9 and 11)



          See accompanying notes to consolidated financial statements.

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (In thousands)

                                   (Unaudited)

                                                            Three months ended               Nine months ended
                                                               September 30,                   September 30,
                                                          -----------------------          ----------------------
                                                           2004            2005             2004            2005
                                                           ----            ----             ----            ----
                                                                                         (Restated)

Net sales                                                $ 203,448       $ 205,979       $ 603,723       $ 643,087
Cost of sales                                              156,135         150,772         455,058         454,983
                                                         ---------       ---------       ---------       ---------

    Gross margin                                            47,313          55,207         148,665         188,104

Selling, general and administrative expense                 25,052          26,504          75,779          82,514
Other operating income (expense):
  Currency transaction gains (losses), net                    (399)            159             111           2,356
  Disposition of property and equipment                         (7)           (282)             (9)           (429)
  Royalty income                                             1,543           1,730           4,560           5,145
  Other income                                                 140             328             227             440
                                                         ---------       ---------       ---------       ---------

    Income from operations                                  23,538          30,638          77,775         113,102

Other income (expense):
  Trade interest income                                        272             214             672             406
  Securities transaction gain                                    -               -               -           5,439
  Interest income from affiliates                                -           4,640               7          14,396
  Interest expense to affiliates                                (5)              -              (5)              -
  Interest expense                                          (8,542)        (10,604)        (26,021)        (33,463)
                                                         ---------       ---------       ---------       ---------

    Income before income taxes and minority interest        15,263          24,888          52,428          99,880

 Provision (benefit) for income taxes                        6,104          18,461        (260,373)         46,680

Minority interest in after-tax earnings                         18               1              38               9
                                                         ---------       ---------       ---------       ---------

    Net income                                           $   9,141       $   6,426       $ 312,763       $  53,191
                                                         =========       =========       =========       =========



          See accompanying notes to consolidated financial statements.

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Nine months ended September 30, 2004 and 2005

                                 (In thousands)

                                   (Unaudited)

                                                       2004             2005
                                                       ----             ----
                                                    (Restated)

Net income                                           $ 312,763        $  53,191

Other comprehensive loss -
  currency translation adjustment                         (209)         (26,887)
                                                     ---------        ---------

          Comprehensive income                       $ 312,554        $  26,304
                                                     =========        =========




          See accompanying notes to consolidated financial statements.

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                      Nine months ended September 30, 2005

                                 (In thousands)

                                   (Unaudited)

                                                                                               Accumulated other
                                                                             Notes            comprehensive loss
                                             Additional                    receivable     --------------------------       Total
                                  Common      paid-in       Retained          from          Currency       Pension     stockholder's
                                   stock      capital        deficit       affiliates     translation    liabilities       equity
                                  ------    -----------     --------      ------------    -----------    -----------   -------------


 Balance at December 31, 2004     $  297     $1,944,185   $(1,399,118)    $  (209,526)     $ (99,764)      $(29,594)     $206,480

 Net income                          -             -           53,191            -              -              -           53,191

 Other comprehensive loss            -             -              -              -           (26,887)          -          (26,887)
                                  ------     ----------   -----------     -----------      ---------       --------      --------

 Balance at September 30, 2005    $  297     $1,944,185   $(1,345,927)    $  (209,526)     $(126,651)      $(29,594)     $232,784
                                  ======     ==========   ===========     ===========      =========       ========      ========





          See accompanying notes to consolidated financial statements.

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 2004 and 2005

                                 (In thousands)
                                   (Unaudited)



                                                                 2004            2005
                                                                 ----            ----
                                                              (Restated)
 Cash flows from operating activities:
   Net income                                                  $312,763       $ 53,191
   Depreciation and amortization                                 27,936         27,608
   Noncash interest expense                                       1,605          1,990
   Deferred income taxes                                       (271,690)        32,558
   Minority interest                                                 38              9
   Net loss from disposition of property and equipment                9            429
   Securities transaction gain                                        -         (5,439)
   Pension cost, net                                              2,040         (1,082)
   Other, net                                                       641         (1,719)
   Change in assets and liabilities:
     Accounts and other receivables                             (24,451)       (17,636)
     Inventories                                                 20,784        (24,990)
     Prepaid expenses                                             1,197         (2,918)
     Accounts with affiliates                                    (5,584)        (3,795)
     Accounts payable and accrued liabilities                    18,268         16,595
     Income taxes                                                33,861         (1,904)
     Other, net                                                    (799)        (5,999)
                                                               --------       --------

       Net cash provided by operating activities                116,618         66,898
                                                               --------       --------
 Cash flows from investing activities:
   Capital expenditures                                         (18,164)       (18,933)
   Change in restricted cash, net                                   409            592
   Proceeds from disposal of interest in
     Norwegian smelting operation                                     -          3,542
   Other, net                                                        83             37
                                                               --------       --------

       Net cash used in investing activities                    (17,672)       (14,762)
                                                               --------       --------

 Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                  99,968           -
     Principal payments                                        (100,030)       (13,055)
   Dividends paid                                               (60,000)          -
                                                               --------       --------

       Net cash used in financing activities                    (60,062)       (13,055)
                                                               --------       --------

 Cash and cash equivalents - net change from:
   Operating, investing and financing activities                 38,884         39,081
   Currency translation                                             295         (1,898)
 Cash and cash equivalents at beginning of period                37,121         17,505
                                                               --------       --------

 Cash and cash equivalents at end of period                    $ 76,300       $ 54,688
                                                               ========       ========

 Supplemental disclosures:
   Cash paid (received) for:
     Interest, net of amounts capitalized                      $ 16,583       $ 21,591
     Income taxes, net                                          (22,233)        16,672
     Noncash investing activity - inventory
        received as partial consideration for
        disposal of interest in Norwegian
        smelting operation                                     $   -          $  1,897


          See accompanying notes to consolidated financial statements.

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 -       Organization and basis of presentation:

     Kronos International, Inc. ("KII") is incorporated in the state of Delaware, U.S.A., with its seat of management in Leverkusen, Germany. KII is a wholly-owned subsidiary of Kronos Worldwide, Inc. ("Kronos") (NYSE:KRO). The Company's sole business segment is associated with the production and sale of titanium dioxide pigments ("TiO2"). At September 30, 2005, (i) Valhi held approximately 57% of Kronos' outstanding common stock and NL Industries, Inc. (NYSE:NL) held an additional 36% of Kronos' common stock, (ii) Valhi owned approximately 83% of NL's outstanding common stock and (iii) Contran Corporation and its subsidiaries held approximately 92% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of Contran, Valhi, NL, Kronos and the Company.

     The consolidated balance sheet of KII at December 31, 2004 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2005, and the consolidated statements of income, comprehensive income, stockholder's equity and cash flows for the interim periods ended September 30, 2004 and 2005, have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the consolidated financial position, results of operations and cash flows have been made.

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

     During the fourth quarter of 2004, the Company determined that it should have recognized an additional $26.8 million net deferred income tax benefit during the second quarter of 2004, related to the amount of the valuation allowance related to the Company's German operations which should have been reversed. While the additional tax benefit is not material to the Company's second quarter 2004 results, the Company's year-to-date results of operations for the nine months ended September 30, 2004, as presented herein, reflects this additional income tax benefit.

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

Prior to 2004, and following the cash settlement of certain stock options held by employees of NL and the Company, the Company commenced accounting for its stock options using the variable accounting method of APBO No. 25 because the Company could not overcome the presumption that it would not similarly cash settle the remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including stock options with an exercise price at least equal to the market price on the date of grant) is accrued as an expense, with subsequent increases (decreases) in the Company's market price resulting in the recognition of additional compensation expense (income). Aggregate compensation expense related to NL stock options held by employees of the Company was approximately $400,000 and $600,000 in the third quarter and first nine months of 2004, respectively and aggregate compensation expense (income) was approximately $300,000 and ($200,000) in the third quarter and first nine months of 2005, respectively.

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


                                                       Three months ended          Nine months ended
                                                         September 30,                September 30,
                                                      -------------------          ------------------
                                                      2004           2005          2004          2005
                                                      ----           ----          ----          ----
                                                                        (In millions)

Net income as reported                               $  9.1         $ 6.4         $312.8         $53.2

Adjustments, net of applicable income
 tax effects and minority interest:
  Stock-based employee compensation
    expense determined under APBO
    No. 25                                               .3            .2             .4           (.1)
  Stock-based employee compensation
    expense determined under SFAS
    No. 123                                              -             -              -             -
                                                     ------         -----         ------         -----

Pro forma net income                                 $  9.4         $ 6.6         $313.2         $53.1
                                                     ======         =====         ======         =====



Note 2 - Accounts and other receivables:

                                                                December 31,        September 30,
                                                                    2004                 2005
                                                                ------------        -------------
                                                                         (In thousands)

 Trade receivables                                                $120,969            $122,380
 Insurance claims                                                       32                  21
 Recoverable VAT and other receivables                              11,388               9,499
 Allowance for doubtful accounts                                    (1,660)             (1,446)
                                                                  --------            --------

                                                                  $130,729            $130,454
                                                                  ========            ========

Note 3 - Inventories:

                                                                December 31,        September 30,
                                                                    2004                 2005
                                                                ------------        -------------
                                                                         (In thousands)

 Raw materials                                                    $ 34,303            $ 34,033
 Work in process                                                    13,044              16,004
 Finished products                                                  90,083              94,674
 Supplies                                                           32,831              30,762
                                                                  --------            --------

                                                                  $170,261            $175,473
                                                                  ========            ========

Note 4 - Accounts payable and accrued liabilities:

                                                                December 31,        September 30,
                                                                    2004                 2005
                                                                ------------        -------------
                                                                         (In thousands)

 Accounts payable                                                 $ 67,463            $ 48,898
 Employee benefits                                                  27,863              28,460
 Interest                                                              152              10,224
 Other                                                              31,471              40,544
                                                                  --------            --------

                                                                  $126,949            $128,126
                                                                  ========            ========


Note 5 - Long-term debt:

                                                                December 31,        September 30,
                                                                    2004                 2005
                                                                ------------        -------------
                                                                         (In thousands)

 8.875% Senior Secured Notes                                      $519,225            $457,572
 Bank credit facility                                               13,622                -
 Other                                                                 348                 206
                                                                  --------            --------

                                                                   533,195             457,778
 Less current maturities                                            13,792                 158
                                                                  --------            --------

                                                                  $519,403            $457,620
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

     During the first nine months of 2005, the Company repaid an aggregate of euro 10 million ($12.9 million when repaid) under its Credit Facility. During the second quarter of 2005, the Company extended the maturity date of its Credit Facility by three years to June 2008.

Note 6 - Other noncurrent liabilities:

                                                                December 31,        September 30,
                                                                    2004                 2005
                                                                ------------        -------------
                                                                         (In thousands)

 Employee benefits                                                $  5,107            $  4,615
 Insurance claims and expenses                                       1,505                 955
 Asset retirement obligations                                          958                 941
 Other                                                               9,270               6,296
                                                                  --------            --------

                                                                  $ 16,840            $ 12,807
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

Note 8 - Securities transaction gain:

     A securities transaction gain in the second quarter of 2005, classified as nonoperating income, relates to the sale of the Company's passive interest in a Norwegian smelting operation, which had a nominal carrying value for financial reporting purposes, for aggregate consideration of approximately $5.4 million consisting of cash of $3.5 million and inventory with a value of $1.9 million.

Note 9 - Provision for income taxes:

                                                                Nine months ended
                                                                  September 30,
                                                            ------------------------
                                                             2004              2005
                                                             ----              ----
                                                                 (In millions)

 Expected tax expense                                       $ 18.3             $ 35.0
 Non-U.S. tax rates                                            (.3)                .4
 Loss of German tax attribute                                   -                17.5
 Tax contingency reserve adjustment                             -                (8.7)
 Change in deferred income tax valuation                                           -
   allowance, net                                           (277.3)
 Refund of prior year German income taxes                     (3.3)               (.2)
 Nondeductible expenses                                        2.1                2.6
 Other, net                                                     .1                 .1
                                                            ------             ------

                                                            $(260.4)           $ 46.7
                                                            =======            ======

     Certain of the Company's tax returns are being examined and tax authorities have or may propose tax deficiencies, including penalties and interest. For example:

o The Company received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 6 million ($7 million at September 30, 2005). The Company filed a protest to this assessment, and believed that a significant portion of the assessment is without merit. The Belgian tax authorities have filed a lien on the fixed assets of the Company's Belgian TiO2 operations in connection with this assessment. In April 2003, the Company received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, would have aggregated approximately euro 9 million ($11 million). The Company filed a written response to the assessment, and in September 2005 the Belgian tax authorities withdrew the assessment.

o The Norwegian tax authorities have notified the Company of their intent to assess tax deficiencies of approximately kroner 12 million ($2 million) relating to the years 1998 through 2000. The Company has objected to this proposed assessment.

     During the third quarter of 2005, the Company reached an agreement in principle with the German tax authorities regarding such tax authorities' objection to the value assigned to certain intellectual property rights held by the Company's operating subsidiary in Germany. Under the agreement in principle, the value assigned to such intellectual property for German income tax purposes will be reduced retroactively, resulting in a reduction in the amount of the
Company's  net  operating  loss  carryforward  in  Germany  as well as a  future reduction in the amount of amortization expense attributable to such intellectual property. As a result, the Company recognized a $17.5 million non-cash deferred income tax expense in the third quarter of 2005 related to such agreement. The $8.7 million tax contingency adjustment income tax benefit in the first nine months of 2005 relates primarily to the withdrawal of the Belgium tax authorities' withdrawal of its assessment related to 1999, as discussed above.

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

     In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law provided for a special 85% deduction for certain dividends received from a controlled foreign corporation in 2005. In the third quarter of 2005, the Company completed its evaluation of this new provision and determined that it would not benefit from such special dividends received deduction. As disclosed in the 2004 Annual Report, the Company does not provide U.S. deferred income taxes or foreign withholding taxes with respect to undistributed earnings of foreign subsidiaries that the Company intends to permanently reinvest for the foreseeable future.

Note 10 - Employee benefit plans:

     The components of net periodic defined benefit pension cost are presented in the table below.

                                                     Three months ended            Nine months ended
                                                        September 30,                September 30,
                                                     ------------------            -----------------
                                                     2004          2005            2004         2005
                                                     ----          ----            ----         ----
                                                                      (In thousands)

 Service cost                                      $ 1,431       $ 1,562         $ 3,877      $ 4,701
 Interest cost                                       3,462         3,416          10,472       10,678
 Expected return on plan assets                     (3,054)       (2,968)         (9,235)      (9,272)
 Amortization of prior service cost                    114           117             343          365
 Amortization of net transition obligations             89           (77)            271           81
 Recognized actuarial losses                           572           741           1,726        2,305
                                                   -------       -------         -------      -------

                                                   $ 2,614       $ 2,791         $ 7,454      $ 8,858
                                                   =======       =======         =======      =======

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

Executive summary

     Relative changes in the Company's TiO2 sales and income from operations during the 2004 and 2005 periods presented are primarily due to the net effects of (i) higher average TiO2 selling prices, (ii) lower TiO2 selling volumes and
(iii) relative changes in foreign currency exchange rates. Selling prices for TiO2 (in billing currencies) were generally decreasing during the first half of 2004, increasing during the last half of 2004 and the first six months of 2005 and decreasing during the third quarter of 2005. The Company reported net income of $6.4 million in the third quarter of 2005 as compared to net income of $9.1 million in the third quarter of 2004. The Company reported net income of $53.2 million in the first nine months of 2005 as compared to net income of $312.8 million in the first nine months of 2004. The Company reported lower net income in 2005 as the favorable effect of higher income from operations and a security transaction gain in 2005 was more than offset by a $254.3 million non-cash income tax benefit recognized in 2004. Net income in the first nine months of 2005 includes (i) a net third quarter non-cash income tax charge of approximately $8.8 million for recent developments with respect to income tax audits in Germany and Belgium and (ii) a security transaction gain of approximately $5.4 million related to the sale of the Company's passive interest in a Norwegian smelting operation. Each of these items is more fully discussed below and/or in the notes to the Consolidated Financial Statements.

Forward-looking information

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the SEC include, but are not limited to, the following:

o    Future supply and demand for the Company's products,
o The extent of the dependence of certain of the Company's businesses on certain market sectors,
o    The cyclicality of the Company's business,
o Customer inventory levels (such as the extent to which the Company's customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases),

o    Changes in raw material and other operating costs (such as energy costs),
o    The possibility of labor disruptions,
o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2),
o    Competitive products and substitute products,
o    Customer and competitor strategies,
o    The impact of pricing and production decisions,
o    Competitive technology positions,
o    The introduction of trade barriers,
o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar),
o    Operating  interruptions  (including,  but not limited to, labor  disputes,
     leaks,   fires,   explosions,   unscheduled   or  unplanned   downtime  and
     transportation interruptions),
o    The ability of the Company to renew or refinance credit facilities,
o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
o The ultimate ability to utilize income tax attributes, the benefit of which has been recognized under the "more-likely-than-not" recognition criteria,
o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
o    Government laws and regulations and possible changes therein,
o    The ultimate resolution of pending litigation, and
o    Possible future litigation.

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


                                        Three months ended                       Nine months ended
                                           September 30,                           September 30,
                                -----------------------------------     ------------------------------------
                                 2004         2005       % Change        2004          2005        % Change
                                 ----         ----       --------        ----          ----        --------
                                                (In millions, except percentages and volumes)

 Net sales                      $203.4       $206.0         +1%        $603.7         $643.1          +7%
 Cost of sales                   156.1        150.8         -3%         455.0          455.0          **
                                ------       ------                    ------         ------

 Gross margin                     47.3         55.2        +17%         148.7          188.1         +26%

 Selling, general and
    administrative expense       (25.0)       (26.5)        +6%         (75.8)         (82.5)         +9%
 Currency transaction gains
    (losses), net                  (.4)          .2                        .1            2.4
 Royalty income                    1.5          1.7                       4.6            5.1
 Other income                       .1           -                         .2             -
                                ------       ------                    ------         ------

 Income from operations         $ 23.5       $ 30.6        +30%        $ 77.8         $113.1         +45%
                                ======       ======                    ======         ======

 TiO2 operating statistics:

   Percent change in average
       selling prices:
         Using actual foreign
            currency exchange
            rates                                           +6%                                      +11%
         Impact of changes in
            foreign currency
            exchange rates                                  -1%                                       -6%
                                                           ----                                      ----

         In billing currencies                              +5%                                       +5%
                                                           ====                                      ====

   Sales volumes*                         85          82    -4%            256         244            -5%
   Production volumes*                    84          83    -1%            246         250            +2%
________________________________

 *  Thousands of metric tons
 ** less than 1%

     The Company's sales increased $2.6 million (1%) in the third quarter of 2005 compared to the third quarter of 2004 and increased $39.4 million (7%) in the first nine months of 2005 as compared to the same period in 2004 due primarily to the net effects of higher average TiO2 selling prices, lower TiO2 selling volumes and the favorable effect of fluctuations in foreign currency exchange rates, which increased sales by approximately $2 million and $22 million in the quarter and year-to-date periods, respectively, as further discussed below. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, the Company's average TiO2 selling prices in billing currencies in each of the third quarter and first nine months of 2005 were 5% higher as compared to the third quarter and the first nine months of 2004. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, the Company's average TiO2 selling prices in the third quarter of 2005 increased 6% compared to the third quarter of 2004 and were 11% higher for the first nine months of 2005 compared to the first nine months of 2004.

     The Company's sales are denominated in various currencies, including the U.S. dollar, the euro and other major European currencies. The disclosure of the percentage change in the Company's average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with GAAP ("GAAP measure"). The Company discloses percentage changes in its average TiO2 prices in billing currencies because the Company believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 6% and 11% increases in the Company's average TiO2 selling prices during the third quarter and first nine months of 2005 as compared to the third quarter and first nine months of 2004 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), and the 5% increases in the Company's average TiO2 selling prices in billing currencies (the non-GAAP measure) during each of such periods is due to the effect of changes in foreign currency exchange rates. The above table presents in a tabular format (i) the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in the Company's average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     The Company's TiO2 sales volumes in the third quarter and first nine months of 2005 decreased 4% and 5%, respectively, compared to the same periods of 2004, due primarily to lower volumes in European markets. The Company's production levels decreased 1% and increased 2% respectively, in the third quarter and first nine months of 2005 as compared to the same periods in 2004. The Company's operating rates were near full capacity in those periods, and the Company's production volume in the first nine months of 2005 was a new record for the Company for a first nine-month period.

     The Company's cost of sales decreased $5.3 million (3%) in the third quarter of 2005 compared to the third quarter of 2004, and decreased less than 1% in the year-to-date period largely due to the lower sales volumes in the 2005 periods as compared to the corresponding periods in 2004. As a result of the higher average TiO2 selling prices in billing currencies, the Company's cost of sales, as a percentage of net sales, decreased from 77% in the third quarter of 2004 to 73% in the third quarter of 2005 and decreased from 75% in the first nine months of 2004 to 71% in the first nine months of 2005.

     The Company's gross margins for the third quarter of 2005 increased $7.9 million (17%) from the third quarter of 2004 and increased $39.4 million (26%) in the first nine months of 2005 as compared to the first nine months of 2004, due to the net effects of the aforementioned increases in sales.

     Selling, general and administrative expenses increased $1.5 million (6%) and $6.7 million (9%), respectively, in the third quarter and first nine months of 2005 as compared to the corresponding periods in 2004. These increases are largely attributable to the impact of translating foreign currencies (primarily the euro) into U.S. dollars.

     The Company's operations and assets are located outside the United States (particularly in Germany, Belgium and Norway). A significant amount of the Company's sales generated from its operations are denominated in currencies other than the U.S. dollar, principally the euro and other major European currencies. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of the Company's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales by approximately a net $2 million in the third quarter of 2005 as compared to the same period in 2004 and increased TiO2 sales in the first nine months of 2005 by approximately $22 million compared to the same period in 2004. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted the Company's foreign currency-denominated operating expenses. The Company's operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in the third quarter and first nine months of 2005 compared to the third quarter and first nine months of 2004. Overall, the net impact of currency exchange rate fluctuations on the Company's operating income comparisons were not significant in the third quarter of 2005 compared to the same period in 2004 and resulted in a net $5 million increase in the Company's income from operations in the first nine months of 2005 as compared to the corresponding period in 2004.

Outlook

     The Company expects its income from operations in 2005 will be significantly higher than 2004, due primarily to higher overall average selling prices on a year-to-year comparison basis. The Company's expectations as to the future prospects of the Company and the TiO2 industry are based upon a number of factors beyond the Company's control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from the Company's expectations, the Company's results of operations could be unfavorably affected.

     The Company's efforts to debottleneck its production facilities to meet long-term demand continue to prove successful. Such debottlenecking efforts included, among other things, the addition of finishing capacity in the German facility and equipment upgrades and enhancements in several locations to allow for reduced downtime for maintenance activities. The Company's production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. The Company believes its annual attainable production capacity for 2005 is approximately 334,000 metric tons, with approximately 10,000 metric tons additional capacity expected to be available in 2006 through its continued debottlenecking efforts.

Other income (expense)

                                              Three months ended                       Nine months ended
                                                 September 30,                           September 30,
                                      -----------------------------------     ------------------------------------
                                       2004         2005      Difference        2004        2005       Difference
                                       ----         ----      ----------        ----        ----       ----------
                                                      (In millions, except percentages and volumes)

 Trade interest income               $   .3        $   .2      $  (.1)         $   .7      $   .4        $  (.3)
 Securities transaction gain             -             -           -               -          5.4           5.4
 Interest income from affiliates         -            4.6         4.6              -         14.4          14.4
 Interest expense                      (8.5)        (10.6)       (2.1)          (26.0)      (33.4)         (7.4)
                                     ------        ------      ------          ------      ------        ------

                                     $ (8.2)       $ (5.8)     $  2.4          $(25.3)     $(13.2)       $ 12.1
                                     ======        ======      ======          ======      ======        ======

     Securities transaction gain in the second quarter of 2005 relates to the sale of the Company's passive interest in a Norwegian smelting operation, which had a nominal carrying value for financial reporting purposes, for aggregate consideration of approximately $5.4 million consisting of cash of $3.5 million and inventory with a value of $1.9 million. See Note 8 to the Consolidated Financial Statements.

     Interest income from affiliates increased $4.6 million in the third quarter of 2005 as compared to the third quarter of 2004 and increased $14.4 million in the first nine months of 2005 as compared to the first nine months of 2004 as a result of the Company's notes receivable from Kronos. See Note 7 to the Consolidated Financial Statements. The Company expects interest income will continue to be higher in 2005 as compared to 2004 as these notes receivable from Kronos are expected to be outstanding during the full year.

     The Company has a significant amount of outstanding indebtedness denominated in the euro, including its euro 375 million Senior Secured Notes. Accordingly, the reported amount of interest expense will vary depending on relative changes in foreign currency exchange rates. Interest expense in the third quarter and first nine months of 2005 was $10.6 million and $33.4 million, respectively, or $2.1 million and $7.4 million higher than the respective periods of 2004. The increases were due primarily to higher levels of outstanding indebtedness resulting from the issuance of an additional euro 90 million principal amount of KII's Senior Secured Notes in November 2004. In addition, the increases in interest expense were due to relative changes in foreign currency exchange rates, which increased the U.S. dollar equivalent of interest expense on the Company's euro 285 million Senior Secured Notes outstanding during both periods by approximately $100,000 in the third quarter of 2005 and $1.0 million in the first nine months of 2005 as compared to the third quarter and first nine months of 2004. Assuming no significant change in interest rates or foreign currency exchange rates, interest expense for the full-year 2005 is expected to be higher than amounts for the same periods in 2004 due primarily to the effect of the additional euro 90 million Senior Secured Notes issued in November 2004.

Provision for income taxes

     The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 9 to the Consolidated Financial Statements.

     At September 30, 2005, the Company has the equivalent of $564 million and $146 million of income tax loss carryforwards for German corporate and trade tax purposes, respectively, all of which have no expiration date. As more fully described in the 2004 Annual Report, during 2004 the Company concluded the benefit of such net carryforwards met the "more-likely-than-not" recognition criteria of GAAP, and accordingly in 2004 the Company reversed the deferred income tax asset valuation allowance related to such German carryforwards and other net deductible temporary differences related to Germany. Prior to the complete utilization of such carryforwards, it is possible that the Company might conclude in the future that the benefit of such carryforwards would no longer meet the "more-likely-than-not" recognition criteria, at which point the Company would be required to recognize a valuation allowance against the then-remaining tax benefit associated with the carryforwards. The Company's income tax benefit in the first nine months of 2004 includes a $277.3 million tax benefit related to reversal of the German deferred income tax asset valuation allowance (including the $268.6 million tax benefit recognized in the second quarter of 2004).

Accounting principles not yet implemented

         See Note 12 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

Consolidated cash flows

     The Company's consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 2004 and 2005 are presented below:

                                                        Nine months ended
                                                          September 30,
                                                   ----------------------------
                                                      2004               2005
                                                      ----               ----
                                                          (In millions)

 Net cash provided (used) by:
   Operating activities                             $116.6             $ 66.9
   Investing activities                              (17.7)             (14.8)
   Financing activities                              (60.0)             (13.0)
                                                    ------             ------

     Net cash provided by operating,
       investing and financing activities           $ 38.9             $ 39.1
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

     Cash flows provided by operating activities decreased from $116.6 million in the first nine months of 2004 to $66.9 million in the first nine months of 2005. This $49.7 million decrease was due primarily to the net effects of (i) lower net income of $259.6 million, (ii) higher deferred income taxes of $304.2 million, (iii) a higher amount of net cash used from relative changes in the Company's inventories, receivables, payables and accruals of $38.8 million in the first nine months of 2005 as compared to the first nine months of 2004 and
(iv) higher cash paid for income taxes of $38.9 million, due in large part to an aggregate $33.5 million of tax refunds received during the first nine months of 2004. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivables. Relative changes in inventories and accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volumes and sales volumes. The Company's average days sales outstanding ("DSO") of 57 days at September 30, 2005 was consistent with the Company's DSO at December 31, 2004. At September 30, 2005, the average number of days in inventory ("DII") increased from 99 days at December 31, 2004 to 105 days at September 30, 2005, due to the effects of higher production volume and lower sales volume.

Investing and financing activities

     The Company's capital expenditures were $18.2 million and $18.9 million in the first nine months of 2004 and 2005, respectively. During the second quarter of 2005, the Company received $3.5 million from the sale of its passive interest in a Norwegian smelting operation.

     During the first nine months of 2005, the Company repaid euro 10 million ($12.9 million when repaid) under its Credit Facility.

     At September 30, 2005, unused credit available under the Company's existing credit facilities approximated $99 million, including approximately $96 million under its revolving credit facility. At September 30, 2005, KII had approximately $89 million allowed for payment of dividends and other restrictive payments as permitted by the provisions of the Senior Secured Notes indenture.

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

Other

     At September 30, 2005, the Company and its subsidiaries had (i) current cash and cash equivalents aggregating $54.7 million, (ii) current restricted cash equivalents of $900,000 and (iii) noncurrent restricted marketable debt securities of $2.7 million.

     At September 30, 2005, the Company's outstanding debt was comprised of (i) $457.6 million related to KII's Senior Secured Notes and (ii) approximately $200,000 of other indebtedness. During the second quarter of 2005, the Company extended the maturity date of its Credit Facility by three years to June 2008.

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

     Based upon the Company's expectations for the TiO2 industry and anticipated demand for the Company's cash resources as discussed herein, the Company expects to have sufficient short-term (defined as the twelve-month period ending
September 30, 2006) and long-term (defined as the five-year period ending December 31, 2009, the time period for which the Company generally does long-term budgeting) liquidity to meet its obligations including operations, capital expenditures, debt service and dividends. To the extent that actual developments differ from the Company's expectations, the Company's liquidity could be adversely affected.

     See Note 9 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of the Company's income tax returns in various jurisdictions, and see Note 11 to the Consolidated Financial Statements for discussion of legal proceedings with respect to the Company.

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

o The Company discloses percentage changes in its average TiO2 selling prices in billing currencies, which excludes the effects of foreign currency translation. The Company believes disclosure of such percentage changes allows investors to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. See page 18.

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President, Finance and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of September 30, 2005. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

     There has been no change to the Company's internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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



                                               KRONOS INTERNATIONAL, INC.
                                              ----------------------------
                                                     (Registrant)



Date   November 3, 2005                       By /s/ Gregory M. Swalwell
       ----------------                          ------------------------------
                                                 Gregory M. Swalwell
                                                 Vice President, Finance and
                                                  Chief Financial Officer
                                                 (Principal Financial Officer)



Date   November 3, 2005                       By /s/ James W. Brown
       ----------------                          ------------------------------
                                                 James W. Brown
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)