Form 10-K
period 2005-12-31
KRONOS INTERNATIONAL INC
filed 2006-03-28
CIK 1176236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 - For the fiscal year ended December 31, 2005

         Commission file number 333-100047
                                ----------

                           KRONOS INTERNATIONAL, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                            22-2949593
-------------------------------                           --------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas                    75240-2697
--------------------------------------------              --------------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (972) 233-1700
                                                          --------------------

Securities registered pursuant to Section 12(b) of the Act:

          None.

Securities registered pursuant to Section 12(g) of the Act:

          None.

Indicate by check mark:

     If the Registrant is a well-known  seasoned issuer,  as defined in Rule 405
     of the Securities Act. Yes    No X
                               ---   ---

     If the Registrant is not required to file reports pursuant to Section 13 or
     Section 15(d) of the Act. Yes    No X
                                  ---   ---

     Whether the  Registrant  (1) has filed all reports  required to be filed by
     Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                              ---   ---

     Whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large
     accelerated filer    Accelerated filer    Non-accelerated filer X
                      ---                  ---                      ---

     Whether the  Registrant is a shell company (as defined in Rule 12b-2 of the
     Act). Yes    No X
              ---   ---

No common stock was held by nonaffiliates of the Registrant as of June 30, 2005 (the last business day of the Registrant's most recently-completed second fiscal quarter).

As of February 28, 2006, 2,968 shares of the Registrant's common stock were outstanding.

     The Registrant is a wholly-owned subsidiary of Kronos Worldwide, Inc. (File No. 1-31763) and meets the conditions set forth in General Instructions I(1) (a) and (b) and is therefore filing this Form 10-K with the reduced disclosure format.

                       Documents incorporated by reference
                       -----------------------------------

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

     At December 31, 2005, (i) Valhi, Inc. (NYSE: VHI) held approximately 57% of Kronos' common stock and NL Industries, Inc. (NYSE: NL) held an additional 36% of Kronos' common stock, (ii) Valhi held 83% of NL's outstanding common stock and (iii) Contran Corporation and its subsidiaries held approximately 92% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control such companies.

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Annual Report on Form 10-K relating to matters that are not historical facts, including, but not limited to, statements found in this Item 1 - "Business,"
Item 1A - "Risk Factors," Item 3 - "Legal Proceedings," Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Item 7A - "Quantitative and Qualitative Disclosures About Market Risk," are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in the Company's other filings with the SEC including, but not limited to, the following:

o    Future supply and demand for the Company's products,
o The extent of the dependence of certain of the Company's businesses on certain market sectors,
o    The cyclicality of the Company's businesses,
o Customer inventory levels (such as the extent to which the Company's customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases),
o    Changes in raw material and other operating costs (such as energy costs),
o    The possibility of labor disruptions,
o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2),
o    Competitive products and substitute products,
o    Customer and competitor strategies,
o    The impact of pricing and production decisions,
o    Competitive technology positions,
o    The introduction of trade barriers,
o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro and the Norwegian kroner),
o Operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
o    The ability of the Company to renew or refinance credit facilities,
o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
o The ultimate ability to utilize income tax attributes, the benefits of which have been recognized under the "more-likely-than-not" recognition criteria,
o Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities),
o    Government laws and regulations and possible changes therein,
o    The ultimate resolution of pending litigation, and
o    Possible future litigation.

     Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those currently forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of changes in information, future events or otherwise.

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

     The Company and its distributors and agents sell and provide technical services for its products to over 3,000 customers in over 100 countries with the majority of sales in Europe. TiO2 is distributed by rail and truck in either dry or slurry form and by ocean carrier in dry form. Kronos, the Company and its predecessors have produced and marketed TiO2 in North America and Europe for over 80 years. The Company believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products.

     Sales of TiO2 represented about 87% of the Company's total sales in 2005. Sales of other products, complementary to the Company's TiO2 business, comprise the following:

o The Company owns an ilmenite mine in Norway and operated pursuant to a governmental concession with an unlimited term. Ilmenite is a raw material used directly as a feedstock by some sulfate-process TiO2 plants, including all of the Company's European sulfate-process plants. The mine has estimated reserves that are expected to last at least 50 years. Ilmenite sales to third-parties represented approximately 6% of the Company's consolidated net sales in 2005.
o The Company manufactures and sells iron-based chemicals, which are by-products and processed by-products of the TiO2 pigment production process. These co-product chemicals are marketed through the Company's Ecochem division, and are used primarily as treatment and conditioning agents for industrial effluents and municipal wastewater as well as in the manufacture of ore pigments, cement and agricultural products. Sales of iron-based chemical products were about 6% of sales in 2005.
o The Company manufactures and sells certain titanium chemical products (titanium oxychloride and titanyl sulfate), which are side-stream products from the production of TiO2. Titanium oxychloride is used in specialty applications in the formulation of pearlescent pigments, production of electroceramic capacitors for cell phones and other electronic devices. Titanyl sulfate products are used primarily in pearlescent pigments. Sales of these products were about 1% of sales in 2005.

     Manufacturing process and raw materials. TiO2 is manufactured by the Company using both the chloride process and the sulfate process. Approximately 65% of the Company's current production capacity is based on the chloride process. The chloride process is a continuous process in which chlorine is used to extract rutile TiO2. The chloride process typically has lower manufacturing costs than the sulfate process due to higher yield and production of less waste and lower energy requirements and labor costs. Because much of the chlorine is recycled and feedstock bearing a higher titanium content is used, the chloride process produces less waste than the sulfate process. The sulfate process is a batch chemical process that uses sulfuric acid to extract TiO2. Sulfate technology can produce either anatase or rutile pigment. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is "finished" into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive milling and micronizing. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride-process pigments has increased relative to sulfate-process pigments and in 2005, chloride-process production facilities represented approximately 64% of industry capacity.

     The Company produced a Company record 335,000 metric tons of TiO2 in 2005, compared to 328,000 metric tons produced in 2004 and 320,000 metric tons in 2003. The Company's average production capacity utilization rate was near capacity in both 2005 and 2004. The production rates in 2004 and 2005 were higher than 2003 due in part to debottlenecking activities, with only moderate capital expenditures. The Company believes its current annual attainable production capacity for 2006 is approximately 345,000 metric tons, with some slight additional capacity available in 2007 through Kronos' continuing debottlenecking efforts.

     The primary raw materials used in the TiO2 chloride production process are titanium-containing feedstock, chlorine and coke. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers around the world, principally in Australia, South Africa, Canada, India and the United States. The Company purchased approximately 260,000 metric tons of chloride feedstock in 2005, of which the vast majority was slag.

     Through Kronos (US), Inc. ("KUS"), a wholly-owned subsidiary of Kronos, the Company purchased chloride process grade slag in 2005 from a subsidiary of Rio Tinto plc UK - Richards Bay Iron and Titanium Limited South Africa under a long-term supply contract that expires at the end of 2007. Natural rutile ore is purchased primarily from Iluka Resources, Limited (Australia), under a long-term supply contract that expires at the end of 2009. The Company and KUS do not expect to encounter difficulties obtaining long-term extensions to existing supply contracts prior to the expiration of the contracts. Raw materials purchased under these contracts and extensions thereof are expected to meet the Company's chloride feedstock requirements over the next several years.

     The primary raw materials used in the TiO2 sulfate production process are titanium-containing feedstock derived primarily from rock and sand ilmenite and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically integrated producers of sulfate-process pigments, the Company owns and operates a rock ilmenite mine in Norway, which provided all of the Company's feedstock for its sulfate-process pigment plants in 2005. The Company produced approximately 816,000 metric tons of ilmenite in 2005 of which approximately 317,000 metric tons were used internally, with the remainder sold to third parties.

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

     The following table summarizes our raw materials procured or mined in 2005.

                                                     Quantities of Raw Materials Procured or
                                                                      Mined
                                                   ---------------------------------------------
Production Process/Raw Material                           (In thousands of metric tons)

Chloride process plants -
  purchased slag or natural rutile ore                                 259

Sulfate process plants:
  Raw ilmenite ore mined internally                                    317

     Competition. The TiO2 industry is highly competitive. The Company competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of the Company's grades and substantially all of the Company's production are considered commodity pigments with price generally being the most significant competitive factor. The Company believes that it is the leading seller of TiO2 in Germany, is among the leading marketers in the Benelux and Scandinavian markets and had an estimated 8% share of worldwide TiO2 sales volume in 2005. Overall, the Company is Europe's second largest producer of TiO2.

     The Company's (along with KUS and Kronos Canada Inc., a wholly-owned subsidiary of Kronos), principal competitors are E.I. du Pont de Nemours & Co. ("DuPont"); Millennium Chemicals, Inc.; Tronox Incorporated; Huntsman International Holdings LLC; and Ishihara Sangyo Kaisha, Ltd. The Company's five largest competitors have estimated individual shares of TiO2 production capacity ranging from 24% to 4%, and an estimated aggregate 70% share of worldwide TiO2 production volume.

     Worldwide capacity additions in the TiO2 market resulting from construction of greenfield plants require significant capital expenditures and substantial lead time (typically three to five years in the Company's experience). The Company is not aware of any greenfield plant under construction in the United States, Europe or any other part of the world. However, a competitor has announced its intention to build a greenfield facility in China, but it is not clear when construction will begin and it is not likely that any product would be available until 2010, at the earliest. During 2004, certain competitors either idled or shut down facilities. However, the Company does expect that industry capacity will increase as the Company and its competitors continue to debottleneck their existing facilities. Based on the factors described above, the Company expects that the average annual increase in industry capacity from announced debottlenecking projects will be less than the average annual demand growth for TiO2 during the next three to five years. However, no assurance can be given that future increases in the TiO2 industry production capacity and future average annual demand growth rates for TiO2 will conform to the Company's expectations. If actual developments differ from the Company's expectations, the Company and the TiO2 industry's performances could be unfavorably affected.

     Research and development. The Company's expenditures for research and development and certain technical support programs were approximately $7 million in 2003, $8 million in 2004 and $9 million in 2005. Research and development activities are conducted principally at the Leverkusen, Germany facility. Such activities are directed primarily toward improving both the chloride and sulfate production processes, improving product quality and strengthening the Company's competitive position by developing new pigment applications.

     The Company continually seeks to improve the quality of its grades, and has been successful at developing new grades for existing and new applications to meet the needs of customers and increase product life cycle. Since 1999, thirteen new grades have been added for plastics, coatings, fiber and paper laminate applications.

     Patents and trademarks. Patents held for products and production processes are believed to be important to the Company and its continuing business activities. The Company seeks patent protection for its technical developments, principally in the United States, Canada and Europe, and from time to time enters into licensing arrangements with third parties. The Company's existing patents generally have a term of 20 years from the date of filing, and have remaining terms ranging from one to 20 years. The Company seeks to protect its intellectual property rights, including its patent rights, and from time to time the Company is engaged in disputes relating to the protection and use of intellectual property relating to its products.

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

     Foreign operations. The Company's chemical businesses have operated in the European markets since the 1920s. The Company's current production capacity is located in Europe with its net property and equipment aggregating approximately $349 million at December 31, 2005. The Company's operations include production facilities in Germany, Belgium and Norway and sales and distribution facilities in England, France, Denmark and the Netherlands. Approximately $690 million of the Company's 2005 consolidated sales were to European customers and approximately $161 million were to customers in areas other than Europe, including approximately $52 million of sales to customers in the U.S. through affiliates. Foreign operations are subject to, among other things, currency exchange rate fluctuations and the Company's results of operations have, in the past, been both favorably and unfavorably affected by fluctuations in currency exchange rates. Effects of fluctuations in currency exchange rates on the Company's results of operations are discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."

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

     Customer base and annual seasonality. The Company believes that neither its aggregate sales nor those of any of its principal product groups are concentrated in or materially dependent upon any single customer or small group of customers. The Company's ten largest TiO2 pigment customers, excluding sales to Kronos and affiliates, accounted for approximately 20% of sales in 2005. Neither the Company's business as a whole nor that of any of its principal product groups is seasonal to any significant extent. Due in part to the increase in paint production in the spring to meet the spring and summer painting season demand, TiO2 sales are generally higher in the first half of the year than in the second half of the year.

     Employees. As of December 31, 2005, the Company employed approximately 1,945 persons. Hourly employees in European production facilities are represented by a variety of labor unions, with labor agreements having various expiration dates. The Company's union employees are covered by master collective bargaining agreements in the chemicals industry that are renewed annually. The Company believes its labor relations are good.

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

     At its sulfate plant facilities in Leverkusen and Nordenham, Germany, the Company recycles weak sulfuric acid either through contracts with third parties or using its own facilities. At the Company's Fredrikstad, Norway plant, the Company ships its spent acid to a third party location where it is treated and disposed. The Company has a contract with a third party to treat certain sulfate-process effluents at its German sulfate plants. With regard to the German plants, either party may terminate the contract after giving three or four years advance notice, depending on the contract.

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

     The Company's capital expenditures related to its ongoing environmental protection and improvement programs in 2005 were approximately $4 million, and are currently expected to be approximately $6 million in 2006.

     Website and other available information. The Company reports periodic information with the SEC. The Company does not maintain a website on the Internet. However, Kronos maintains a website on the Internet with the address of www.kronostio2.com. Copies of this Annual Report on Form 10-K for the year ended December 31, 2005, copies of the Company's Quarterly Reports on Form 10-Q for 2004 and 2005 and any Current Reports on Form 8-K for 2004 and 2005, and any amendments thereto, are or will be available free of charge at such website as soon as reasonably practical after they are filed with the SEC. Information contained on Kronos' website is not part of this report. The Company will also provide to anyone without charge copies of such documents upon written request to the Company. Such requests should be directed to the attention of the Corporate Secretary at the Company's address on the cover page of this Form 10-K.

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

ITEM 1A.    RISK FACTORS

     Listed below are certain risk factors associated with the Company and its businesses. In addition to the potential effect of these risk factors discussed below, any risk factor which could result in reduced earnings or operating losses, or reduced liquidity, could in turn adversely affect our ability to service our liabilities or pay dividends on our common stock or adversely affect the quoted market prices for our securities.

     Demand for, and prices of, certain of our products are cyclical and we may experience prolonged depressed market conditions for our products, which may result in reduced earnings or operating losses. Approximately 87% of our revenues is attributable to sales of TiO2. Pricing within the global TiO2 industry over the long term is cyclical, and changes in industry economic conditions, especially in Western industrialized nations, can significantly impact our earnings and operating cash flows. This may result in reduced earnings or operating losses.

     Historically, the markets for many of our products have experienced alternating periods of tight supply, causing prices and profit margins to increase, followed by periods of capacity additions, and demand reductions resulting in oversupply and declining prices and profit margins. Selling prices (in billing currencies) for TiO2 were generally: increasing during the first quarter of 2003, flat during the second quarter of 2003, decreasing during the last half of 2003 and the first quarter of 2004, flat during the second quarter of 2004, increasing in the last half of 2004 and the first six months of 2005 and decreasing during the second half of 2005.

     Our overall average TiO2 selling prices in billing currencies:

     o    were nominally higher in 2003 as compared to 2002;

     o    were 3% lower in 2004 as compared to 2003; and

     o    were 5% higher in 2005 as compared to 2004.

     Future growth in demand for TiO2 may not be sufficient to alleviate any future conditions of excess industry capacity, and such conditions may not be sustained or may be further aggravated by anticipated or unanticipated capacity additions or other events. The demand for TiO2 during a given year is also subject to annual seasonal fluctuations. TiO2 sales are generally higher in the first half of the year than in the second half of the year due in part to the increase in paint production in the spring to meet the spring and summer painting season demand.

     As a global business, we are exposed to local business risks in different countries, which could result in operating losses. We conduct all of our businesses in several jurisdictions outside of the United States and are subject to risks normally associated with international operations, which include trade barriers, tariffs, exchange controls, national and regional labor strikes, social and political risks, general economic risks, seizures, nationalizations, compliance with a variety of foreign laws, including tax laws, and the difficulty in enforcing agreements and collecting receivables through foreign legal systems. For example, we have substantial net operating loss carryforwards in Germany, and any change in German tax law that adversely impacts our ability to fully utilize such carryforwards could adversely affect us.

     We may incur losses from fluctuations in currency exchange rates. We operate our businesses in several different countries, and sell our products worldwide. Therefore, we are exposed to risks related to the prices that we receive for our products and the need to convert currencies that we may receive for some of our products into the currencies required to pay some of our debt, or into currencies in which we may purchase certain raw materials or pay for certain services, all of which could result in future losses depending on fluctuations in foreign currency exchange rates.

     We sell several of our products in mature and highly competitive industries and face price pressures in the markets in which we operate, which may result in reduced earnings or operating losses. The global markets in which we operate our business are highly competitive. Competition is based on a number of factors, such as price, product quality and service. Some of our competitors may be able to drive down prices for our products because their costs are lower than our costs. In addition, some of our competitors' financial, technological and other resources may be greater than our resources, and such competitors may be better able to withstand changes in market conditions. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Further, consolidation of our competitors or customers may result in reduced demand for our products. In addition, new competitors could emerge by modifying their existing production facilities so they could manufacture products that compete with our products. The occurrence of any of these events could result in reduced earnings or operating losses.

     Higher costs or limited availability of our raw materials may decrease our liquidity. The number of sources for, and availability of, certain raw materials is specific to the particular geographical region in which a facility is located. For example, titanium-containing feedstocks suitable for use in our TiO2 facilities are available from a limited number of suppliers around the world. Political and economic instability in the countries from which we purchase our raw material supplies could adversely affect their availability. Should our vendors not be able to meet their contractual obligations or should we be otherwise unable to obtain necessary raw materials, we may incur higher costs for raw materials or may be required to reduce production levels, either of which may decrease our liquidity as we may be unable to offset such higher costs with increased selling prices for our products.

     We are subject to many environmental and safety regulations with respect to our operating facilities that may result in unanticipated costs or liabilities. Our facilities are subject to extensive laws, regulations, rules and ordinances relating to the protection of the environment, including those governing the discharge of pollutants in the air and water and the generation, management and disposal of hazardous substances and wastes or other materials. We may incur substantial costs, including fines, damages and criminal penalties or civil sanctions, or experience interruptions in our operations for actual or alleged violations or compliance requirements arising under environmental laws. Our operations could result in violations under environmental laws, including spills or other releases of hazardous substances to the environment. Some of our operating facilities are in densely populated urban areas or in industrial areas adjacent to other operating facilities. In the event of an accidental release or catastrophic incident, we could incur material costs as a result of addressing such an event and in implementing measures to prevent such incidents. Given the nature of our business, violations of environmental laws may result in restrictions imposed on our operating activities or substantial fines, penalties, damages or other costs, including as a result of private litigation.

     Our production facilities have been used for a number of years to manufacture products or conduct mining operations. We may incur additional costs related to compliance with environmental laws applicable to our historic operations and these facilities. In addition, we may incur significant expenditures to comply with existing or future environmental laws. Costs relating to environmental matters will be subject to evolving regulatory requirements and will depend on the timing of promulgation and enforcement of specific standards that impose requirements on our operations. Costs beyond those currently anticipated may be required under existing and future environmental laws.

     If our patents are declared invalid or our trade secrets become known to competitors, our ability to compete may be adversely affected. Protection of our proprietary processes and other technology is important to our competitive position. Consequently, we rely on judicial enforcement for protection of our patents, and our patents may be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, if any pending patent application filed by us does not result in an issued patent, or if patents are issued to us but such patents do not provide meaningful protection of our intellectual property, then the use of any such intellectual property by our competitors could result in decreasing our cash flows. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner, which could have the same effects.

     We also rely on certain unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position. Although it is our practice to enter into confidentiality agreements to protect our intellectual property, because these confidentiality agreements may be breached, such agreements may not provide sufficient protection for our trade secrets or proprietary know-how, or adequate remedies may not be available in the event of an unauthorized use or disclosure of such trade secrets and know-how. In addition, others could obtain knowledge of such trade secrets through independent development or other access by legal means.

     Loss of key personnel or our ability to attract and retain new qualified personnel could hurt our businesses and inhibit our ability to operate and grow successfully. Our success in the highly competitive markets in which we operate will continue to depend to a significant extent on the leadership teams of our businesses and other key management personnel. We generally do not have binding employment agreements with any of these managers. This increases the risks that we may not be able to retain our current management personnel and we may not be able to recruit qualified individuals to join our management team, including recruiting qualified individuals to replace any of our current personnel that may leave in the future.

     Our relationships with our union employees could deteriorate. At December 31, 2005, we employed approximately 1,945 persons worldwide in our various businesses. A significant number of our employees are subject to collective bargaining or similar arrangements. We may not be able to negotiate labor agreements with respect to these employees on satisfactory terms or at all. If our employees were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations or higher ongoing labor costs.

     Our leverage may impair our financial condition or limit our ability to operate our businesses. We currently have a significant amount of debt. As of December 31, 2005, our total consolidated debt was approximately $454 million, substantially all of which relates to our Senior Secured Notes. Our level of debt could have important consequences to our stockholders and creditors, including:

     o making it more difficult for us to satisfy our obligations with respect to our liabilities;

     o increasing our vulnerability to adverse general economic and industry conditions;

     o requiring that a portion of our cash flow from operations be used for the payment of interest on our debt, therefore reducing our ability to use our cash flow to fund working capital, capital expenditures, dividends on our common stock, acquisitions and general corporate requirements;

     o    limiting  our ability to obtain  additional  financing  to fund future
          working  capital,  capital  expenditures,   acquisitions  and  general
          corporate requirements;

     o limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

     o placing us at a competitive disadvantage relative to other less leveraged competitors.

     In addition to our indebtedness, we are party to various lease and other agreements pursuant to which, along with our indebtedness, we are committed to pay approximately $71.3 million in 2006. Our ability to make payments on and refinance our debt, and to fund planned capital expenditures, depends on our future ability to generate cash flow. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds under our subsidiaries' credit facilities in the future will in some instances depend in part on these subsidiaries' ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement. Our business may not generate cash flows from operating activities sufficient to enable us to pay our debts when they become due and to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our debt before maturity. We may not be able to refinance any of our debt on favorable terms, if at all. Any inability to generate sufficient cash flows or to refinance our debt on favorable terms could have a material adverse effect on our financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     Not applicable.

ITEM 2. PROPERTIES

     During 2005, the Company operated four TiO2 plants (one in Leverkusen, Germany; one in Nordenham, Germany; one in Langerbrugge, Belgium; and one in Fredrikstad, Norway). TiO2 is produced using the chloride process at the Leverkusen and Langerbrugge facilities and is manufactured using the sulfate process in Nordenham, Leverkusen and Fredrikstad. The Company also owns an ilmenite ore mine in Hauge i Dalane, Norway and operates it pursuant to a governmental concession with an unlimited term. The Company's co-products are produced at its Norwegian and Belgian facilities and its titanium chemicals are produced at its Belgian facility.

     The Company owns all of its principal production facilities described above, except for the land under the Leverkusen and Fredrikstad facilities. The Norwegian plant is located on public land and is leased until 2013, with an option to extend the lease for an additional 50 years. The Company's principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease with Bayer AG that expires in 2050. The Leverkusen facility, which is owned by the Company and which represents approximately 50% of the Company's current TiO2 production capacity, is located within Bayer's extensive manufacturing complex. Rent for such land lease associated with the Leverkusen facility is periodically established by agreement with Bayer AG for periods of at least two years at a time. Under a separate supplies and services agreement expiring in 2011, Bayer provides some raw materials, including chlorine, auxiliary and operating materials and utilities and services necessary to operate the Leverkusen facility.

     The Company has under lease various corporate and administrative offices located in Leverkusen, Germany and Brussels, Belgium and various sales offices located in France, the Netherlands, Denmark and the United Kingdom.

     The Company believes the transportation access to its facilities, which are generally maintained by the applicable local government, are adequate for the Company's purposes.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted pursuant to the General Instruction I of Form 10-K.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of KII's common stock is held by Kronos. There is no established public trading market for KII's common stock. The indenture governing KII's 8.875% Senior Notes Due 2009 limits the ability of the Company to pay dividends or make other restricted payments, as defined. The aggregate amount of dividends and other restricted payments since June 2002 may not exceed 75% of the aggregate consolidated net income, as defined in the indenture, plus $25 million. KII currently expects to pay dividends or make other restricted payments as permitted by the indenture; however declaration and payment of future dividends and the amount thereof is dependent upon the Company's results of operations, financial condition, contractual limitations, cash requirements for its businesses and other factors deemed relevant by the Company's Board of Directors. See Note 6 to the Consolidated Financial Statements. At December 31, 2005, $92 million was available for dividends or other restricted payments, as defined.

     The Company paid $60 million in dividends to Kronos in 2004. The Company did not pay any dividends to Kronos in 2005. The declaration and payment of future dividends is discretionary, and the amount, if any, will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Company's Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - "Management's
Discussion and Analysis of Financial Condition and Results of Operations." Certain amounts have been reclassified to conform with the current year's Consolidated Financial Statements.

                                                                       Years ended December 31,
                                                    ------------------------------------------------------------
                                                    2001         2002          2003           2004          2005
                                                    ----         ----          ----           ----          ----
                                                                     (In millions, except ratios)

 STATEMENTS OF OPERATIONS DATA:
    Net sales                                    $ 554.6      $ 579.7      $ 715.9        $ 808.0        $ 850.9
    Net income                                     113.7         52.3         81.8          326.0           59.8

 BALANCE SHEET DATA (at year end):
    Total assets                                 $ 532.5      $ 611.3      $ 750.5        $ 985.2        $ 955.3
    Long-term debt including current maturities    482.9        325.9        356.7          533.2          453.8
    Redeemable preferred stock and profit
      participation certificates                   617.4           -           -              -               -
    Stockholder's equity (deficit)                (777.5)        76.8        111.6          206.5          181.8

 STATEMENTS OF CASH FLOW DATA:
    Net cash provided (used) by:
       Operating activities                      $  76.0      $  68.2     $  104.8       $  142.3       $   92.7
       Investing activities                        (28.5)       (29.7)       (31.7)         (34.2)         (35.8)
       Financing activities                        (52.8)       (57.5)       (54.9)        (129.9)          (8.5)

 TiO2 OPERATING STATISTICS:
    Sales volume*                                  265          297          310            336             326
    Production volume*                             269          293          320            328             335
    Production rate as a percentage of capacity     87%          93%        Full           Full            Full

 OTHER FINANCIAL DATA:
    Ratio of earnings to combined
     fixed charges and preferred
      dividends(unaudited)(1)                        1.8          1.5          3.3            2.7            3.6
    Ratio of earnings to
      fixed charges (unaudited) (2)                  4.2          2.7          3.3            2.7            3.6

__________________________________

*        Metric tons in thousands

(1) Fixed charges represents, as applicable, the sum of (i) total interest expense and (ii) the interest component of rent expense (calculated as one-third of rent expense). Earnings represents, as applicable, the sum of
     (i) fixed charges, (ii) income before income taxes and minority interest and (iii) amortization of capitalized interest.

(2) Combined fixed charges and preferred dividends represents, as applicable, the sum of (i) total interest expense, (ii) preferred stock dividends and accretion and (iii) the interest component of rent expense (calculated as one-third of rent expense). Earnings represents, as applicable, the sum of
     (i) combined fixed charges, (ii) income before income taxes and minority interest and (iii) amortization of capitalized interest.

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

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

o The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments and other factors. The Company takes into consideration the current financial condition of its customers, the age of the outstanding balance and the current economic environment when assessing the adequacy of the allowance. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. During 2003, 2004 and 2005, the net amount written off against the allowance for doubtful accounts as a percentage of the balance of the allowance for doubtful accounts as of the beginning of the year ranged from 15% to 24%.

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

     Under applicable GAAP (SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"), property and equipment is not assessed for impairment unless certain impairment indicators, as defined, are present. During 2005, no such impairment indicators, as defined, were present.

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

o The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is believed to be realized under the
     "more-likely-than-not" recognition criteria. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future the Company may change its estimate of the amount of the deferred income tax assets that would "more-likely-than-not" be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made. For example, the Company has substantial net operating loss carryforwards in Germany (the equivalent of $593 million for German corporate purposes and $104 million for German trade tax purposes at December 31, 2005). During 2004, the Company concluded that the more-likely-than-not recognition criteria had been met with respect to the income tax benefit associated with the Company's net operating loss carryforwards in Germany. Prior to the complete utilization of such carryforwards, it is possible that the Company might conclude in the future that the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point the Company would be required to recognize a valuation allowance against the then-remaining tax benefit associated with the carryforwards.

     In addition, the Company makes an evaluation at the end of each reporting period as to whether or not some or all of the undistributed earnings of its foreign subsidiaries are permanently reinvested (as that term is defined in GAAP). While the Company may have concluded in the past that some of such undistributed earnings are permanently reinvested, facts and circumstances can change in the future, and it is possible that a change in facts and circumstances, such as a change in the expectation regarding the capital needs of its foreign subsidiaries, could result in a conclusion that some or all of such undistributed earnings are no longer permanently reinvested. In such an event, the Company would be required to recognize a deferred income tax liability in an amount equal to the estimated incremental U.S. income tax and withholding tax liability that would be generated if all of such previously-considered permanently reinvested undistributed earnings were distributed to the U.S.

o The Company records accruals for legal, income tax and other contingencies and commitments when estimated future expenditures associated with such contingencies become probable, and the amounts can be reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

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

Executive summary

     The Company reported net income of $59.8 million in 2005 compared to $326.0 million in 2004 and $81.8 million in 2003. The Company's net income increased from 2003 to 2004 as the unfavorable effect of lower income from operations and higher interest expense in 2004 was more than offset by the favorable effect of a non-cash income tax benefit in 2004. The Company's net income decreased from 2004 to 2005 as the favorable effect of higher income from operations and lower interest expense in 2005 was more than offset by the favorable effect of the non-cash income tax benefit recognized in 2004.

     Net income in 2005 includes (i) a third quarter net non-cash income tax charge of $9.8 million for recent developments with respect to income tax audits, primarily in Germany and Belgium and (ii) a second quarter securities transaction gain of $3.5 million related to the sale of the Company's passive interest in a Norwegian smelting operation. Net income in 2004 includes a second quarter income tax benefit related to the reversal of the Company's deferred income tax asset valuation allowance in Germany of $277.3 million. Net income in 2003 includes an income tax benefit relating to the refund of prior year German income taxes of $24.6 million. Each of these items is more fully discussed below and/or in the notes to the Consolidated Financial Statements.

     The Company currently expects income from operations will be lower in 2006 compared to 2005, as the favorable effect of anticipated modest improvements in sales volumes and average TiO2 selling prices are expected to be more than offset by the effect of higher production costs, particularly raw material and energy costs.

     Relative changes in the Company's TiO2 sales and operating income during the past three years are primarily due to (i) relative changes in TiO2 sales and production volumes, (ii) relative changes in TiO2 average selling prices and
(iii) relative changes in foreign currency exchange rates.

     Selling prices (in billing currencies) for TiO2, the Company's principal product, were generally: increasing during the first quarter of 2003, flat during the second quarter of 2003, decreasing during the second half of 2003 and the first half of 2004, increasing during the second half of 2004 and first half of 2005 and decreasing during the last half of 2005. Changes in the Company's selling prices are largely driven by relative industry demand and supply conditions and other economic factors.

Results of operations


                                                     Years ended December 31,                    % Change
                                             -------------------------------------        -----------------------
                                              2003            2004            2005         2003-04       2004-05
                                              ----            ----            ----         -------       -------
                                            (In millions, except selling price data)

 Net sales                                  $ 715.9         $ 808.0        $  850.9          +13%          + 5%
 Cost of sales                                516.9           609.6           613.2          +18%          + 1%
                                           --------        --------        --------

 Gross margin                                 199.0           198.4           237.7           **           +20%
 Selling, general and administrative                                         (110.2)
     expense                                  (87.0)         (104.1)                         +20%          + 6%
 Currency transaction gains (losses), net      (3.7)           (2.2)            4.1
 Royalty income                                 6.1             6.0             6.8
 Other operating income (expense), net           -              (.5)            (.9)
                                           --------        --------        --------

 Income from operations                    $  114.4        $   97.6        $  137.5          -15%          +41%
                                           ========        ========        ========

 TiO2 operating statistics:

 Percent change in average selling
     prices:
        Using actual foreign currency
           exchange rates                                                                    + 4%          + 7%
        Impact of changes in foreign
           currency exchange rates                                                           - 7%          - 2%
                                                                                             ----          ----

        In billing currencies                                                                - 3%          + 5%
                                                                                             ====          ====

 Sales volumes*                               310             336             326            + 8%          - 3%
 Production volumes*                          320             328             335            + 3%          + 2%
 Production rate as
     percent of capacity                     Full            Full            Full
____________________________

* Thousands of metric tons
** less than 1%

     Year ended December 31, 2005 compared to year ended December 31, 2004

     The Company's sales increased $42.9 million (5%) in 2005 as compared to 2004 due primarily to the net effects of higher average TiO2 selling prices, lower TiO2 sales volumes and the favorable effect of fluctuations in foreign currency exchange rates, which increased sales by approximately $13 million as further discussed below. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, the Company's average TiO2 selling prices in billing currencies were 5% higher in 2005 as compared to 2004. When translated from billing currencies into U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, The Company's average TiO2 selling prices in 2005 increased 7% as compared to 2004. See " - Effects of foreign currency exchange rates" below for a discussion of the impact of relative changes in currency exchange rates on the Company's operations.

     The Company's TiO2 sales volumes in 2005 decreased 3% compared to 2004 with volumes lower in all regions of the world. Approximately three-fourths of the Company's 2005 TiO2 sales volumes were attributable to markets in Europe, with 10% attributable to North America and the balance to export markets. Overall worldwide demand for TiO2 in 2005 is estimated to have declined by approximately 5% from the exceptionally strong demand levels in 2004. The Company attributes the decline in overall sales and its own sales to slower overall economic growth in 2005 and inventory destocking by its customers. The Company's operating income comparisons were favorably impacted by higher production levels, which increased 2%. The Company's operating rates were near full capacity in both periods, and the Company's production volumes in 2005 set a new record for the Company, which was the fourth consecutive year record production volumes were achieved.

     The Company's cost of sales increased $3.6 million (1%) in 2005 compared to 2004 as the effect of lower sales volumes was offset by higher raw material and maintenance costs. However, the Company's cost of sales, as a percentage of net sales, decreased from 75% in 2004 to 72% in 2005 due primarily to the effects of higher average selling prices which more than offset higher costs.

     The Company's gross margins increased $39.3 million (20%) from 2004 to 2005 due to the net effects of the aforementioned changes in sales and cost of sales during such periods.

     As a percentage of net sales, selling, general and administrative expenses were relatively consistent at 13% for both 2004 and 2005.

     The Company's income from operations increased $39.9 million (41%) in 2005 as compared to 2004, as the effect of higher average TiO2 selling prices and higher production volumes more than offset the impact of lower sales volumes, higher raw material and maintenance costs. See also " - Effects of foreign currency exchange rates" below for a discussion of the impact of relative changes in currency exchange rates on the Company's operations.

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

     The Company's TiO2 sales volumes in 2004 increased 8% compared to 2003, due to higher sales volumes in Europe and export markets. By volume, approximately 77% of the Company's 2004 TiO2 sales were attributable to markets in Europe, with 14% attributable to export markets and the balance to North America. Demand for TiO2 has remained strong throughout 2004, and while the Company believes that the strong demand is largely attributable to the end-use demand of its customers, it is possible that some portion of the strong demand resulted from customers increasing their inventory levels of TiO2 in advance of implementation of announced or anticipated price increases. The Company's operating income comparisons were also favorably impacted by higher production levels, which increased 3%. The Company's operating rates were near full capacity in both periods, and the Company's sales and production volumes in 2004 were both new records for the Company.

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

     Effects of foreign currency exchange rates

     The Company's sales are denominated in various currencies, including the the euro and other major European currencies. The disclosure of the percentage change in the Company's average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with GAAP ("GAAP measure"). The Company discloses percentage changes in its average TiO2 prices in billing currencies because the Company believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 4% and 7% increases in the Company's average TiO2 selling prices during 2004 and 2005, respectively, as compared to the respective prior year using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), and the 3% decrease and 5% increase in the Company's average TiO2 selling prices in billing currencies (the non-GAAP measure) during such periods is due to the effect of changes in foreign currency exchange rates. The above table presents (i) the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in the Company's average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     The Company's operations and assets are located outside the United States (primarily in Germany, Belgium and Norway). A significant amount of the Company's sales generated from its operations are denominated in currencies other than the U.S. dollar, principally the euro and other major European currencies. A portion of the Company's sales generated from its operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of the Company's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales by a net $13 million in 2005 as compared to 2004, and increased sales by a net $56 million in 2004 as compared to 2003. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted the Company's foreign currency-denominated operating expenses. The Company's operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in 2005 and 2004 compared to the same periods of the respective prior years. Overall, currency exchange rate fluctuations resulted in a net $10 million increase in the Company's operating income in 2005 as compared to 2004, and resulted in a net increase in the Company's operating income in 2004 of approximately $9 million as compared to 2003.

     Outlook

     The Company expects its income from operations in 2006 will be somewhat lower than 2005, as the favorable effect of anticipated modest improvements in sales volumes and average TiO2 selling prices are expected to be more than offset by the effect of higher production costs, particularly raw material and energy costs. The Company's expectations as to the future prospects of the Company and the TiO2 industry are based upon a number of factors beyond the Company's control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from the Company's expectations, the Company's results of operations could be unfavorably affected.

     The Company's efforts to debottleneck its production facilities to meet long-term demand continue to prove successful. Such debottlenecking efforts included, among other things, the addition of finishing capacity in the German facility and equipment upgrades and enhancements in several locations to allow for reduced downtime for maintenance activities. The Company's production capacity has increased by approximately 25% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. The Company believes its annual attainable production capacity for 2006 is approximately 345,000 metric tons, with some slight additional capacity expected to be available in 2007 through its continued debottlenecking efforts.

Other income (expense)

     The following table sets forth certain information regarding other income and expense items.


                                                   Years ended December 31,                     Change
                                             -----------------------------------       -----------------------
                                              2003          2004           2005         2003-04       2004-05
                                              ----          ----           ----         -------       -------
                                                                          (In millions)
 (In millions)Interest income from
     affiliates                            $   -         $  2.8         $ 18.9        $  2.8         $ 16.1
 Trade interest income                         .7           1.1            1.0            .4            (.1)
 Securities transaction gain                   -             -             5.4            -             5.4
 Interest expense to affiliates               (.1)           -              -             .1             -
 Interest expense                           (32.5)        (36.7)         (43.9)         (4.2)          (7.2)
                                           ------        ------         ------        ------         ------

                                           $(31.9)       $(32.8)        $(18.6)       $  (.9)        $ 14.2
                                           ======        ======         ======        ======         ======

     Interest income fluctuates in part based upon the amount of funds invested and yields thereon. Aggregate interest income increased $16.0 million in 2005 compared to 2004 due primarily to interest on KII's notes receivable from Kronos entered into during the fourth quarter of 2004. Aggregate interest income increased $3.2 million in 2004 compared to 2003 primarily due to interest on KII's notes receivable from Kronos entered into during the fourth quarter of 2004. The Company expects interest income will be slightly higher in 2006 than 2005 due to higher average yields expected on invested funds.

     Securities transaction gain in 2005 relates to the sale of the Company's passive interest in a Norwegian smelting operation, which had a nominal carrying value for financial reporting purposes, for aggregate consideration of approximately $5.4 million consisting of cash of $3.5 million and inventory with a value of $1.9 million. See Note 9 to the Consolidated Financial Statements.

     The Company has a significant  amount of  indebtedness  denominated  in the euro, including the Company's euro-denominated Senior Secured Notes. Accordingly, the reported amount of interest expense will vary depending on relative changes in foreign currency exchange rates. Interest expense in 2005 was higher than 2004 due primarily to higher levels of outstanding indebtedness resulting from the issuance of an additional euro 90 million principal amount of KII Senior Secured Notes in November 2004. In addition, the increase in interest expense was due to relative changes in foreign currency exchange rates, which increased the U.S. dollar equivalent of interest expense on the euro 285 million principal amount of KII Senior Secured Notes outstanding during all of 2003, 2004 and 2005 by approximately $3 million in 2004 as compared to 2003 and by approximately $1 million in 2005 as compared to 2004.

     Assuming interest rates and foreign currency exchange rates do not increase significantly from current levels, interest expense in 2006 is expected to be comparable to 2005.

     At December 31, 2005, approximately $453.8 million of consolidated indebtedness, principally KII's Senior Secured Notes, bears interest at fixed interest rates averaging 8.9% (2004 - $519.4 million with a weighted average interest rate of 8.9%; 2003 - $356 million with a weighted average fixed interest rate of 8.9%). The weighted average interest rate on $14 million of outstanding variable rate borrowings at December 31, 2004 was 3.9% (2003 and 2005 - none outstanding). See Note 6 to the Consolidated Financial Statements.

     As noted above,  KII has a certain  amount of  indebtedness  denominated in
currencies  other  than  the  U.S.  dollar.  See  Item  7A,   "Quantitative  and
Qualitative Disclosures About Market Risk."

     Provision for income taxes. The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 10 to the Consolidated Financial Statements.

     The Company's income tax expense in 2005 includes the net non-cash effects of (i) the aggregate favorable effects of recent developments with respect to certain non-U.S. income tax audits of Kronos, principally in Belgium, of $7.7 million and (ii) the unfavorable effect with respect to the loss of certain income tax attributes of Kronos in Germany of $17.5 million.

     At December 31, 2005, the Company had the equivalent of $593 million and $104 million of income tax loss carryforwards for German corporate and trade tax purposes, respectively, all of which have no expiration date. As more fully described in Note 10 to the Consolidated Financial Statements, the Company had previously provided a deferred income tax asset valuation allowance against substantially all of these tax loss carryforwards and other deductible temporary differences in Germany because the Company did not believe they met the "more-likely-than-not" recognition criteria. During the first six months of 2004, the Company reduced its deferred income tax asset valuation allowance by approximately $8.7 million, primarily as a result of utilization of these German net operating loss carryforwards, the benefit of which had not previously been recognized. At June 30, 2004, after considering all available evidence, the Company concluded that these German tax loss carryforwards and other deductible temporary differences now met the "more-likely-than-not" recognition criteria. Under applicable GAAP related to accounting for income taxes at interim periods, a change in estimate at an interim period resulting in a decrease in the valuation allowance is segregated into two components, the portion related to the remaining interim periods of the current year and the portion related to all future years. The portion of the valuation allowance reversal related to the former is recognized over the remaining interim periods of the current year, and the portion of the valuation allowance related to the latter is recognized at the time the change in estimate is made. Accordingly, as of June 30, 2004, the Company reversed $268.6 million of the valuation allowance (the portion related to future years), and KII reversed the remaining $3.4 million during the last six months of 2004. Prior to the complete utilization of such carryforwards, it is possible that the Company might conclude in the future that the benefit of such carryforwards would no longer meet the "more-likely-than-not" recognition criteria, at which point the Company would be required to recognize a valuation allowance against the then-remaining tax benefit associated with the carryforwards.

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

     Accounting principles newly adopted in 2003 and 2004. See Note 15 to the Consolidated Financial Statements.

     Accounting principles not yet adopted: See Note 16 to Consolidated Financial Statements.

     Defined benefit pension plans. The Company maintains various defined benefit pension plans in Europe. See Note 11 to the Consolidated Financial Statements.

     The Company accounts for its defined benefit pension plans using SFAS No. 87, "Employer's Accounting for Pensions." Under SFAS No. 87, defined benefit pension plan expense and prepaid and accrued pension costs are each recognized based on certain actuarial assumptions, principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels. The Company recognized consolidated defined benefit pension plan expense of $5.8 million in 2003, $10.4 million in 2004 and $11.5 million in 2005. The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.), and will generally differ from pension expense recognized under SFAS No. 87 for financial reporting purposes. Contributions made by the Company to all of its plans aggregated $10.2 million in 2003, $11.7 million in 2004 and $13.3 million in 2005.

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

     At December 31, 2005, approximately 79% and 17% of the projected benefit obligation related to Company plans in Germany and Norway, respectively. The Company uses several different discount rate assumptions in determining its consolidated defined benefit pension plan obligations and expense because the Company maintains defined benefit pension plans in several different countries in Europe and the interest rate environment differs from country to country.

     The Company used the following discount rates for its defined benefit pension plans:


                                             Discount rates used for:
                    -------------------------------------------------------------------------
                         Obligations at          Obligations at            Obligations at
                     December 31, 2003 and     December 31, 2004 and     December 31, 2005 and
                        expense in 2004          expense in 2005           expense in 2006
                    -----------------------    ---------------------    ---------------------

  Germany                    5.3%                      5.0%                       4.0%
  Norway                     5.5%                      5.0%                       4.5%

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

     At December 31, 2005, approximately 69% and 26% of the plan assets related to the Company's plans in Germany and Norway, respectively. The Company uses several different long-term rates of return on plan asset assumptions in determining its consolidated defined benefit pension plan expense because the Company maintains defined benefit pension plans in several different countries in Europe, the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

     In determining the expected long-term rate of return on plan asset assumptions, the Company considers the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of its plans and the expected long-term rates of return for such asset components. In addition, the Company receives advice about appropriate long-term rates of return from the Company's third-party actuaries. Such assumed asset mixes are summarized below:

o In Germany, the composition of the Company's plan assets is established to satisfy the requirements of the German insurance commissioner. The current plan asset allocation at December 31, 2005 was 23% to equity managers, 48% to fixed income managers and 29% to real estate (2004 - 23%, 48% and 29%, respectively).

o In Norway, the Company currently has a plan asset target allocation of 14% to equity managers, 64% to fixed income managers and the remainder primarily to cash and liquid investments. The expected long-term rate of return for such investments is approximately 8%, 4.5% to 6% and 2.5%, respectively. The plan asset allocation at December 31, 2005 was 16% to equity managers, 62% to fixed income managers and the remainder primarily to cash and liquid investments (2004 - 16%, 64% and nil, respectively).

     The Company regularly reviews its actual asset allocation for each of its plans and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

     The Company's assumed long-term rates of return on plan assets for 2003, 2004 and 2005 were as follows:

                                  2003           2004           2005
                                  ----           ----           ----

  Germany                         6.5%           6.0%           5.5%
  Norway                          6.0%           6.0%           5.5%

     The Company currently expects to utilize the same long-term rate of return on plan asset assumptions in 2006 as it used in 2005 for purposes of determining the 2006 defined benefit pension plan expense.

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

     As discussed above, assumed discount rates and rate of return on plan assets are re-evaluated annually. A reduction in the assumed discount rate generally results in an actuarial loss, as the actuarially-determined present value of estimated future benefit payments will increase. Conversely, an increase in the assumed discount rate generally results in an actuarial gain. In addition, an actual return on plan assets for a given year that is greater than the assumed return on plan assets results in an actuarial gain, while an actual return on plan assets that is less than the assumed return results in an actuarial loss. Other actual outcomes that differ from previous assumptions, such as individuals living longer or shorter than assumed in mortality tables which are also used to determine the actuarially-determined present value of estimated future benefit payments, changes in such mortality table themselves or plan amendments, will also result in actuarial losses or gains. Under GAAP, all of such actuarial gains and losses are not recognized in earnings currently, but instead are deferred and amortized into income in the future as part of net periodic defined benefit pension cost. However, any actuarial gains generated in future periods would reduce the negative amortization effect of any cumulative unrecognized actuarial losses, while any actuarial losses generated in future periods would reduce the favorable amortization effect of any cumulative unrecognized actuarial gains.

     During 2005, all of the Company's defined benefit pension plans generated a net actuarial loss of $84.4 million. This actuarial loss resulted primarily from the general overall reduction in the assumed discount rates as well as the unfavorable effect of using updated mortality tables (which generally reflect individuals living longer than prior mortality tables used), partially offset by an actual return on plan assets in excess of the assumed return.

     While actuarial gains and losses are deferred and amortized into income in future periods, as discussed above, GAAP also requires that a minimum amount of accrued pension cost be recognized in a statement of financial position for any plans for which the accumulated benefit obligation is less than the fair value of plan assets. To the extent GAAP accounting would otherwise result in an accrued pension cost balance for such plans that was less than the excess of the aggregate accumulated benefit obligation over the value of the related plan assets, GAAP then requires that such excess be recognized as a component of the consolidated accrued pension cost, with the offset to such additional accrued pension cost (commonly referred to as an "additional minimum liability") recognized (i) first as an intangible asset up to specified amounts (referred to as "unrecognized net pension obligations" in the Company's balance sheet and then (ii) second as part of accumulated other comprehensive income (loss). At December 31, 2005, and primarily as a result of the aggregate $84.4 million actuarial loss generated during 2005 as discussed above, the amount of the additional minimum liability required to be recognized by the Company increased by approximately $81 million at December 31, 2005 as compared to December 31, 2004, resulting in the Company recognizing aggregate accrued pension cost (current and noncurrent) of $136.1 million at December 31, 2005 as compared to $57.0 million at December 31, 2004.

     Based on the actuarial assumptions described above and the Company's current expectation for what actual average foreign currency exchange rates will be during 2006, the Company expects its defined benefit pension expense will approximate $17 million in 2006. In comparison, the Company expects to be required to make approximately $12 million of contributions to such plans during 2006.

     As noted above, defined benefit pension expense and the amounts recognized as prepaid and accrued pension costs are based upon the actuarial assumptions discussed above. The Company believes all of the actuarial assumptions used are reasonable and appropriate. If the Company had lowered the assumed discount rate by 25 basis points for all of its plans as of December 31, 2005, the Company's aggregate projected benefit obligations would have increased by approximately $12.7 million at that date, and the Company's defined benefit pension expense would be expected to increase by approximately $1.6 million during 2006. Similarly, if the Company lowered the assumed long-term rate of return on plan assets by 25 basis points for all of its plans, the Company's defined benefit pension expense would be expected to increase by approximately $500,000 during 2006.

Foreign operations

     The Company's operations are located in Europe where the functional currency is not the U.S. dollar. As a result, the reported amount of the Company's assets and liabilities, and therefore the Company's consolidated net assets, will fluctuate based upon changes in currency exchange rates. At December 31, 2005, the Company had substantial net assets denominated in the euro, Norwegian kroner and United Kingdom pound sterling.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

     The Company's consolidated cash flows for each of the past three years are presented below:

                                                           Years ended December 31,
                                                  ------------------------------------------
                                                   2003              2004             2005
                                                   ----              ----             ----
                                                                 (in millions)

 Operating activities                            $ 104.8           $ 142.2          $  92.7
 Investing activities                              (31.7)            (34.2)           (35.8)
 Financing activities                              (54.9)           (129.9)            (8.5)
                                                 -------           -------          -------

 Net cash provided (used) by operating,
     investing and financing activities          $  18.2           $ (21.9)         $  48.4
                                                 =======           =======          =======

     Operating activities. Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in the Company's earnings. However, certain items included in the determination of net income are non-cash, and therefore such items have no impact on cash flows from operating activities. Non-cash items included in the determination of net income include depreciation and amortization expense, non-cash interest expense, deferred income taxes and asset impairment charges. Non-cash interest expense relates to amortization of original issue discount or premium on certain indebtedness and amortization of deferred financing costs.

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

     Certain other items included in the determination of net income have no impact on cash flows from operating activities, but such items do impact cash flows from investing activities (although their impact on such cash flows differs from their impact on net income). For example, realized gains and losses from the disposal of long-lived assets are included in the determination of net income, although the proceeds from any such disposal are shown as part of cash flows from investing activities.

     Changes in product pricing, production volumes and customer demand, among other things, can significantly affect the liquidity of the Company. Relative changes in assets and liabilities generally result from the timing of production, sales, purchases and income tax payments. Such relative changes can significantly impact the comparability of cash flow from operations from period to period, as the income statement impact of such items may occur in a different period from when the underlying cash transaction occurs. For example, raw materials may be purchased in one period, but the payment for such raw materials may occur in a subsequent period. Similarly, inventory may be sold in one period, but the cash collection of the receivable may occur in a subsequent period. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivable. Relative changes in inventories, accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volumes and sales volumes. The Company's average days sales outstanding ("DSO") decreased from 58 days at December 31, 2004 to 52 days at December 31, 2005, due to the timing of collections. At December 31, 2005, the average number of days in inventory ("DII") increased to 105 days from 99 days at December 31, 2004 due to the effects of higher production volume and lower sales volume.

     Cash flows provided from operating activities decreased from $142.2 million in 2004 to $92.7 million in 2005. This $49.5 million decrease was due primarily to the net effect of (i) lower net income of $266.2 million, (ii) higher deferred income taxes of $304.8 million, (iii) a lower amount of net cash provided from changes in the Company's inventories, receivables, payables, accruals and accounts with affiliates of $60.3 million and (iv) higher cash paid for income taxes of $43.8 million, due primarily to refunds of income taxes of $23.8 million received in 2004.

     Cash flows provided from operating activities increased from $104.8 million in 2003 to $142.2 million in 2004. This $37.4 million increase was due primarily to the net effect of (i) higher net income of $244.2 million, (ii) a larger deferred income tax benefit of $312.7 million, (iii) higher depreciation and amortization expense of $4.1 million, (iv) a higher amount of net cash provided from changes in the Company's inventories, receivables, payables, accruals and accounts with affiliates of $34.8 million and (v) higher cash received for income taxes of $12.3 million, which included refunds of income taxes of $11.5 million received in 2003 and $23.8 million of refunds of income taxes received in 2004.

     Investing cash flows. The Company's capital expenditures were $31.5 million, $33.7 million and $39.5 million in 2003, 2004 and 2005, respectively. In addition, the Company purchased additional shares of its majority-owned French subsidiary for $575,000 in 2004 and the Company received $3.5 million in 2005 from the sale of its passive interest in a Norwegian smelting operation.

     The Company's capital expenditures during the past three years include an aggregate of approximately $14 million ($4 million in 2005) for the Company's ongoing environmental protection and compliance programs. The Company's estimated 2006 capital expenditures are $37 million and include approximately $6 million in the area of environmental protection and compliance.

     Financing cash flows. During 2005, KII (i) repaid euro 10 million ($12.9 million when repaid) under its three-year euro 80 million secured revolving credit facility ("European Credit Facility") and (ii) entered into additional capital lease agreements for certain mining equipment for the equivalent of approximately $4.4 million.

     During 2004, (i) KII issued an additional euro 90 million principal amount of its Senior Secured Notes at 107% of par (equivalent to $130 million when issued) and (ii) KII's operating subsidiaries in Germany, Belgium and Norway borrowed an aggregate of euro 90 million ($112 million when borrowed) of borrowings under its European Credit Facility, of which euro 80 million ($100 million) were subsequently repaid. See Note 6 to the Consolidated Financial Statements.

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

     Deferred financing costs of $2.0 million paid in 2004 for the Notes and the European Credit Facility are being amortized over the lives of the respective agreements and are included in other noncurrent assets as of December 31, 2005.

     Cash dividends paid during 2003 and 2004 totaled $25.0 million and $60.0 million, respectively. (No dividends were paid in 2005). The declaration and payment of future dividends is discretionary, and the amount, if any, will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Company's Board of Directors.

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

     KII's assets consist primarily of investments in its operating subsidiaries, and its ability to service its parent level obligations, including the Senior Secured Notes, depends in large part upon the distribution of earnings of its subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligation, or otherwise. None of its subsidiaries have guaranteed the Senior Secured Notes, although KII has pledged 65% of the common stock or other ownership interest of certain of its first-tier operating subsidiaries as collateral of such Senior Secured Notes.

     Off-balance  sheet  financing.   Other  than  operating  lease  commitments
disclosed in Note 13 to the Consolidated Financial Statements, the Company is not party to any material off-balance sheet financing arrangements.

     Cash,  cash  equivalents,  restricted  cash and restricted  marketable debt securities and borrowing availability. At December 31, 2005, the Company had current cash and cash equivalents aggregating $63.3 million, had current restricted cash equivalents of $1.4 million and noncurrent restricted marketable debt securities of $2.6 million. At December 31, 2005, certain of the Company's subsidiaries had approximately $92 million available for borrowing under the European Credit Facility (based on borrowing availability). The European Credit Facility matures in June 2008. At December 31, 2005, the Company had approximately $92 million available for payment of dividends and other restricted payments as defined in the Notes indenture.

     Based upon the Company's expectations for the TiO2 industry and anticipated demands on the Company's cash resources as discussed herein, (including debt refinancing expectations) the Company expects to have sufficient liquidity to meet its short-term obligations (defined as the twelve-month period ending December 31, 2006) and its long-term obligations (defined as the five-year period ending December 31, 2010, the time period for which the Company generally does long-term budgeting), including operations, capital expenditures, debt service and current dividend policy. To the extent that actual developments differ from the Company's expectations, the Company's liquidity could be adversely affected.

     Legal   proceedings  and  environmental   matters.   See  Note  13  to  the
Consolidated   Financial   Statements   for  certain   legal   proceedings   and
environmental matters with respect to the Company.

     Foreign operations. As discussed above, the Company's operations are located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amount of the Company's assets and liabilities related to its operations, and therefore the Company's consolidated net assets, will fluctuate based upon changes in currency exchange rates. At December 31, 2005, the Company had substantial net assets denominated in the euro, Norwegian kroner and United Kingdom pound sterling.

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

Summary of debt and other contractual commitments

     As more fully described in the notes to the Consolidated Financial Statements, the Company is a party to various debt, lease and other agreements which contractually and unconditionally commit the Company to pay certain amounts in the future. See Notes 6 and 13 to the Consolidated Financial Statements. The following table summarizes such contractual commitments of the Company and its consolidated subsidiaries as of December 31, 2005 by the type and date of payment.


                                                                  Payment due date
                                            --------------------------------------------------------------
                                                                                    2011 and
 Contractual commitment                      2006      2007/2008     2009/2010        after         Total
 ----------------------                      ----      ---------     ---------      ---------      ------
                                                                   (In millions)

Third-party indebtedness                   $   1.0      $   1.7       $ 451.1       $    -         $ 453.8

Interest payments on third-party
 indebtedness                                 39.1         77.8          38.8            -           155.7

Operating leases                               3.3          4.6           2.7          21.0           31.6

Fixed asset acquisitions                       6.1           -             -             -             6.1

Estimated tax obligations                     21.8           -             -             -            21.8
                                           -------      -------       -------       -------        -------

                                           $  71.3      $  84.1       $ 492.6       $  21.0        $ 669.0
                                           =======      =======       =======       =======        =======

     The timing and amount shown for the Company's commitments related to indebtedness (principal and interest), operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for such commitments. With respect to revolving credit facilities, the amount shown for indebtedness is based upon the actual amount outstanding at December 31, 2005, and the amount shown for interest for any outstanding variable-rate indebtedness is based upon the December 31, 2005 interest rate and assumes that such variable-rate indebtedness remains outstanding until the maturity of the facility. The amount shown for income taxes is the consolidated amount of income taxes payable at December 31, 2005, which is assumed to be paid during 2006. A significant portion of the amount shown for indebtedness relates to KII's Senior Secured Notes ($449.3 million at December 31, 2005). Such indebtedness is denominated in euro. See Item 7A - "Quantative and Qualitative Disclosures About Market Risk" and Note 6 to the Consolidated Financial Statements.

     The above table does not reflect any amounts that the Company might pay to fund its defined benefit pension plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs. Such defined benefit pension plans are discussed above in greater detail. The above table also does not reflect any amounts that the Company might pay related to its asset retirement obligations, as the terms and amounts of such future fundings are unknown. See Notes 11 and 15 to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     General. The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and equity security prices. In the past, the Company has periodically entered into currency forward contracts, interest rate swaps or other types of contracts in order to manage a portion of its interest rate market risk. Otherwise, the Company does not generally enter into forward or option contracts to manage such market risks, nor does the Company enter into any such contract or other type of derivative instrument for trading or speculative purposes. Other than as described below, the Company was not a party to any material forward or derivative option contract related to foreign exchange rates, interest rates or equity security prices at December 31, 2004 and 2005. See Notes 1 and 14 to the Consolidated Financial Statements.


     Interest rates. The Company is exposed to market risk from changes in interest rates, primarily related to indebtedness. At December 31, 2004 and 2005, substantially all of the Company's aggregate indebtedness was comprised of fixed-rate instruments. The large percentage of fixed-rate debt instruments minimizes earnings volatility that would result from changes in interest rates. The following table presents principal amounts and weighted average interest rates for the Company's aggregate outstanding indebtedness at December 31, 2005. At December 31, 2004 and 2005, all outstanding fixed-rate indebtedness was denominated in euros, and the outstanding variable rate borrowings were denominated in euros. Information shown below for such foreign currency denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 2005 using exchange rates of 1.18 U.S. dollars per euro. Certain Norwegian kroner denominated capital leases totaling $4.5 million in 2005 have been excluded from the table below.

                                          Amount
                                   -------------------
                                   Carrying      Fair       Interest     Maturity
        Indebtedness                 value      value         rate         date
       --------------              --------    -------     ---------    ----------
                                      (In millions)

Fixed-rate indebtedness -
  euro-denominated
   Senior Secured Notes            $ 449.3     $ 463.6        8.9%         2009
                                   =======     =======

     At December 31, 2004, euro-denominated fixed rate indebtedness aggregated $519.2 million (fair value - $549.1 million) with a weighted-average interest rate of 8.9%. Variable rate indebtedness at December 31, 2004 was $13.6 million with a weighted average interest rate of 3.9%.

     Foreign currency exchange rates. The Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of manufacturing and selling its products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Norwegian kroner and the United Kingdom pound sterling.

     As described above, at December 31, 2005, the Company had the equivalent of $449.3 million of outstanding euro-denominated indebtedness (2004 - the equivalent of $532.8 million of euro-denominated indebtedness). The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $44.4 million at December 31, 2005 (2004 - $52.4 million).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President, Finance and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of December 31, 2005. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

     The Company currently expects that Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to annually include a management report on internal control over financial reporting starting with the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The Company's independent registered public accounting firm will also be required to annually audit the Company's internal control over financial reporting. In order to achieve compliance with Section 404, the Company has been documenting, testing and evaluating its internal control over financial reporting since 2004, using a combination of internal and external resources. The process of documenting, testing and evaluating the Company's internal control over financial reporting under the applicable guidelines is complex and time consuming, and available internal and external resources necessary to assist the Company in the documentation and testing required to comply with Section 404 are limited. While the Company currently believes it has dedicated the appropriate resources, that it will be able to fully comply with Section 404 in its Annual Report on Form 10-K for the year ended December 31, 2007 and be in a position to conclude that the Company's internal control over financial reporting is effective as of December 31, 2007, because the applicable requirements are complex and time consuming, and because currently unforeseen events or circumstances beyond the Company's control could arise, there can be no assurance that the Company will ultimately be able to fully comply with Section 404 in its Annual Report on Form 10-K for the year ended December 31, 2007 or whether it will be able to conclude that the Company's internal control over financial reporting is effective as of December 31, 2007.

     Changes in Internal Control Over Financial Reporting. There has been no change to the Company's internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

     Omitted pursuant to the General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted pursuant to the General Instruction I of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table shows the aggregate fees PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm ("PwC"), has billed or is expected to bill to the Company and its subsidiaries for services rendered for 2004 and 2005. No fees were billed or expected to be billed by PwC to the Company for services performed in 2004 and 2005 for financial information systems design and implementation.

                                                                  December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

         Audit(1)                                         $   1,149          $   1,523
         Audit related(2)                                         8                 19
         Tax(3)                                                  12                 21
                                                          ---------          ---------

         Total                                            $   1,169          $   1,563
                                                          =========          =========

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

     See Appendix A to Kronos' proxy statement dated April 18, 2005 for the Kronos' audit committee's Preapproval Policy.


                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) and (c) Financial Statements and Schedules

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

     (b)  Exhibits

          Included as exhibits are the items listed in the Exhibit Index. the Company will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover the costs to the Company of furnishing the exhibits. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2005 will be furnished to the Commission upon request.

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

10.3 Second Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of June 14, 2005 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A. as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V, Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS - incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K dated June 14, 2005. Certain schedules, exhibits, annexes and similar attachments to this Exhibit 10.3 have not been filed; upon request, the Reporting Persons will furnish supplementally to the Commission a copy of any omitted exhibit, annex or attachment.

10.4 Lease Contract, dated June 21, 1952, between Farbenfabriken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof) - incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of NL Industries, Inc. for the year ended December 31, 1985.

10.5 Contract on Supplies and Services, dated as of June 30, 1995, among Bayer AG, Kronos Titan-GmbH & Co. OHG and the Registrant (English translation from German language document) - incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended September 30, 1995.

10.6 Amendment dated August 11, 2003 to the Contract on Supplies and Services among Bayer AG, Kronos Titan-GmbH & Co. OHG and Kronos International (English translation of German language document) - incorporated by reference to Exhibit 10.32 of the Registration statement on Form 10 of the Registrant (File No. 001-31763).

10.7 Master Technology Exchange Agreement, dated as of October 18, 1993, among Kronos, Inc., Kronos Louisiana, Inc., the Registrant, Tioxide Group Limited and Tioxide Group Services Limited - incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended September 30, 1993.

10.8 Intercorporate Services Agreement, dated as of January 1, 2005, among Kronos Worldwide, Inc., Kronos (US), Inc., Kronos International, Inc. and Kronos Canada, Inc.

10.9 Tax Agreement, dated as of May 28, 2002, between Kronos, Inc. and the Registrant - incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-4 (File No. 333-100047).

10.10 Services Agreement, dated as of January 1, 2004, among Kronos International, Inc., Kronos Europe S.A./N.V., Kronos (US), Inc., Kronos Titan GmbH, Kronos Denmark ApS, Kronos Canada, Inc., Kronos Limited, Societe Industrielle Du Titane, S.A., Kronos B.V., Kronos Titan AS and Titania AS.

10.11 Form of Assignment and Assumption Agreement, dated as of January 1, 1999, between Kronos, Inc. (formerly known as Kronos (USA), Inc.) and the Registrant - incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-4 (File No. 333-100047).

10.12 Form of Cross License Agreement, effective as of January 1, 1999, between Kronos Inc. (formerly known as Kronos (USA), Inc.) and the
          Registrant - incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-4 (File No. 333-100047).

10.13** NL Industries, Inc. 1998 Long-Term Incentive Plan - incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A of NL Industries, Inc. for the annual meeting of shareholders held on May 6, 1998.

10.14**   Form  of  Kronos  Worldwide,   Inc.  Long-Term  Incentive  Plan  -
          incorporated by reference to Exhibit 10.4 of Kronos Worldwide, Inc.'s Registration Statement on Form 10 (File No. 001-31763).

10.15** Form of Indemnity Agreement between the Registrant and the officers and directors of the Registrant - incorporated by reference to Exhibit
          10.12 to the Registrant's Registration Statement on Form S-4 (File No. 333-100047).

10.16* Richards Bay Slag Sales Agreement, dated May 1, 1995, between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc.
          - incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for NL Industries, Inc. for the year ended December 31, 1995.

10.17* Amendment to Richards Bay Slag Sales Agreement, dated May 1, 1999, between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for NL Industries, Inc. for the year ended December 31, 1999.

10.18* Amendment to Richards Bay Slag Sales Agreement, dated June 1, 2001, between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for NL Industries, Inc. for the year ended December 31, 2001.

10.19* Amendment to Richards Bay Slag Sales Agreement dated December 20, 2002 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for NL Industries, Inc. for the year ended December 31, 2002.

10.20* Amendment to Richards Bay Slag Sales Agreement dated October 31, 2003 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc - incorporated by reference to Exhibit 10.17 to Kronos Worldwide, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003.

10.21 Agreement between Sachtleben Chemie GmbH and Kronos Titan-GmbH effective December 30, 1986 - incorporated by reference to Exhibit
          10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.22 Supplementary Agreement to the Agreement of December 30, 1986 between Sachtleben Chemie GmbH and Kronos Titan-GmbH dated May 3, 1996 - incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.23 Second Supplementary Agreement to the Contract dated December 30, 1986 between Sachtleben Chemie GmbH and Kronos Titan-GmbH dated January 8, 2002 - incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.24** Summary of Consulting Arrangement, beginning on August 1, 2003, between Lawrence A. Wigdor and Kronos Worldwide, Inc. - incorporated by reference to Exhibit 10.50 to NL Industries, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004.

10.25     Agency  Agreement,   dated  as  of  January  1,  2004,  among  Kronos
          International, Inc., Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Canada, Inc., Kronos Titan AS and Societe Indutrielle Du Titane, S.A.

10.26     Titanium  Dioxide  Products  and  Titanium   Chemicals   Distribution
          Agreement, dated as of January 1, 2005, among Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Canada, Inc., Kronos Titan AS, Kronos
          (US), Inc., Kronos Denmark ApS, Kronos Titan GmbH, Kronos Limited, Societe Industrielle Du Titane, S.A. and Kronos B.V.

10.27 Raw Material Purchase and Sale Agreement, dated as of January 1, 2004, among Kronos (US), Inc., Kronos Titan GmbH, Kronos Europe S.A./N.V. and Kronos Canada, Inc.

10.28 Promissory note in the amount of euro 65,000,000, dated as of October 12, 2004 between the Registrant and Kronos Worldwide, Inc.

10.29 Promissory note in the amount of euro 98,094,875, dated as of November 26, 2004 between the Registrant and Kronos Worldwide, Inc.

12.1 Statements of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

12.2      Statements of Computation of Ratio of Earnings to Fixed Charges


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

                                            Kronos International, Inc.
                                            (Registrant)


                                            By:/s/ Harold C. Simmons
                                               -------------------------
                                               Harold C. Simmons
                                               March 28, 2006
                                              (Chief Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Dr. Henry Basson                        /s/ Gregory M. Swalwell
--------------------------------            -----------------------------------
Dr. Henry Basson, March 28, 2006            Gregory M. Swalwell, March 28, 2006
(Director)                                  (Vice President, Finance;
                                             Principal Financial Officer)

/s/ Andrew Kasprowiak                       /s/ Volker Roth
--------------------------------            -----------------------------------
Andrew Kasprowiak, March 28, 2006           Volker Roth, March 28, 2006
(Director)                                 (Director)

/s/ Dr. Ulfert Fiand                        /s/ James W. Brown
--------------------------------            -----------------------------------
Dr. Ulfert Fiand, March 28, 2006            James W. Brown, March 28, 2006
(Director)                                 (Vice President, Controller,
                                            Principal Accounting Officer)











                           KRONOS INTERNATIONAL, INC.

                           Annual Report on Form 10-K

                            Items 8, 15(a) and 15(d)

                   Index of Financial Statements and Schedules


Financial Statements                                                       Page

  Report of Independent Registered Public Accounting Firm                  F-2

  Consolidated Balance Sheets - December 31, 2004 and 2005                 F-3

  Consolidated Statements of Income -
   Years ended December 31, 2003, 2004 and 2005                            F-5

  Consolidated Statements of Comprehensive Income (Loss) -
   Years ended December 31, 2003, 2004 and 2005                            F-6

  Consolidated Statements of Stockholder's Equity -
   Years ended December 31, 2003, 2004 and 2005                            F-7

  Consolidated Statements of Cash Flows -
   Years ended December 31, 2003, 2004 and 2005                            F-8

  Notes to Consolidated Financial Statements                              F-10


Financial Statement Schedules


  Schedule I - Condensed Financial Information of Registrant               S-1

  Schedule II - Valuation and Qualifying Accounts                          S-5

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


  Financial Statements of Kronos Titan GmbH                               FA-1

  Financial Statements of Kronos Denmark ApS                              FB-1




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Stockholder and Board of Directors of Kronos International, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kronos International, Inc. and Subsidiaries at December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





PricewaterhouseCoopers LLP




Dallas, Texas
March 28, 2006



                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2004 and 2005

                        (In thousands, except share data)


               ASSETS
                                                              2004               2005
                                                              ----               ----

 Current assets:
   Cash and cash equivalents                              $   17,505         $   63,284
   Restricted cash                                             1,529              1,355
   Accounts and other receivables                            130,729            120,182
   Receivables from affiliates                                 2,517              1,952
   Refundable income taxes                                     2,586              1,053
   Inventories                                               170,261            185,348
   Prepaid expenses                                            3,141              2,680
                                                          ----------         ----------

       Total current assets                                  328,268            375,854
                                                          ----------         ----------

 Other assets:
    Deferred financing costs, net                             10,404              7,722
    Restricted marketable debt securities                      2,877              2,572
    Unrecognized net pension obligation                        7,524              6,108
    Deferred income taxes                                    238,284            213,275
    Other                                                      1,591                960
                                                          ----------         ----------

       Total other assets                                    260,680            230,637
                                                          ----------         ----------

 Property and equipment:
   Land                                                       34,164             30,288
   Buildings                                                 153,442            138,925
   Equipment                                                 724,904            644,271
   Mining properties                                          71,980             68,163
   Construction in progress                                   13,560             12,112
                                                          ----------         ----------

                                                             998,050            893,759
   Less accumulated depreciation and amortization            601,815            544,984
                                                          ----------         ----------

       Net property and equipment                            396,235            348,775
                                                          ----------         ----------

                                                          $  985,183         $  955,266
                                                          ==========         ==========


          See accompanying notes to consolidated financial statements.







                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 2004 and 2005

                        (In thousands, except share data)



    LIABILITIES AND STOCKHOLDER'S EQUITY
                                                              2004               2005
                                                              ----               ----


 Current liabilities:
   Current maturities of long-term debt                   $   13,792         $      958
   Accounts payable and accrued liabilities                  126,949            118,285
   Payable to affiliates                                      11,042             14,882
   Income taxes                                               17,080             21,799
   Deferred income taxes                                       2,722              4,136
                                                          ----------         ----------

       Total current liabilities                             171,585            160,060
                                                          ----------         ----------

 Noncurrent liabilities:
   Long-term debt                                            519,403            452,865
   Deferred income taxes                                      22,358             19,265
   Accrued pension cost                                       48,441            125,766
   Other                                                      16,840             15,434
                                                          ----------         ----------

       Total noncurrent liabilities                          607,042            613,330
                                                          ----------         ----------

 Minority interest                                                76                 75
                                                          ----------         ----------

 Stockholder's equity:
   Common stock, $100 par value; 100,000 shares
    authorized; 2,968 shares issued                              297                297
   Additional paid-in capital                              1,944,185          1,944,185
   Retained deficit                                       (1,399,118)        (1,339,332)
   Notes receivable from affiliate                          (209,526)          (209,526)
   Accumulated other comprehensive loss:
     Currency translation                                    (99,764)          (130,178)
     Pension liabilities                                     (29,594)           (83,645)
                                                          ----------         ----------

       Total stockholder's equity                            206,480            181,801
                                                          ----------         ----------

                                                          $  985,183         $  955,266
                                                          ==========         ==========

          See accompanying notes to consolidated financial statements.

Commitments and contingencies (Notes 10 and 13)



                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)

                                                             2003                2004              2005
                                                             ----                ----              ----


Net sales                                                 $  715,906         $  807,970        $  850,873
Cost of sales                                                516,864            609,559           613,178
                                                          ----------         ----------        ----------

    Gross margin                                             199,042            198,411           237,695

Selling, general and administrative expense                   86,965            104,110           110,185
Other operating income (expense):
  Currency transaction gains (losses), net                    (3,721)            (2,243)            4,090
  Disposition of property and equipment                         (394)              (895)           (1,395)
  Royalty income                                               6,122              6,034             6,827
  Other income                                                   489                426               576
  Other expense                                                 (130)               (72)              (86)
                                                          ----------         ----------        ----------

    Income from operations                                   114,443             97,551           137,522

Other income (expense):
  Interest income from affiliates                                 30              2,767            18,943
  Trade interest income                                          700              1,147               951
  Securities transaction gain                                   -                  -                5,439
  Interest expense to affiliates                                 (81)                (4)             -
  Other interest expense                                     (32,529)           (36,688)          (43,950)
                                                          ----------         ----------        ----------

    Income before income taxes and minority interest          82,563             64,773           118,905

Provision (benefit) for income taxes                             730           (261,260)           59,107

Minority interest                                                 72                 53                12
                                                          ----------         ----------        ----------

    Net income                                            $   81,761         $  325,980        $   59,786
                                                          ==========         ==========        ==========


          See accompanying notes to consolidated financial statements.




                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)



                                                             2003                2004              2005
                                                             ----                ----              ----

Net income                                                $   81,761         $  325,980        $   59,786
                                                          ----------         ----------        ----------

Other comprehensive (loss) income, net of tax:

  Minimum pension liabilities adjustment                     (27,647)             4,803           (54,051)

  Currency translation adjustment                              5,600             33,661           (30,414)
                                                          ----------         ----------        ----------

      Total other comprehensive income (loss)                (22,047)            38,464           (84,465)
                                                          ----------         ----------        ----------

          Comprehensive income (loss)                     $   59,714         $  364,444        $  (24,679)
                                                          ==========         ==========        ==========



          See accompanying notes to consolidated financial statements.




                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                  Years ended December 31, 2003, 2004 and 2005
                                 (In thousands)

                                                                                                Accumulated other
                                                                                                  comprehensive
                                                                                 Notes            income (loss)           Total
                                                  Additional     Retained      receivable   ------------------------      common
                                       Common      paid-in       earnings         from       Currency      Pension     stockholder's
                                       stock       capital       (deficit)     affiliates   translation  liabilities      equity
                                      -------    -----------    ----------    ------------  -----------  -----------   -------------

Balance at December 31, 2002           $ 297     $1,944,185    $(1,721,859)    $    -       $(139,025)    $ (6,750)     $  76,848

Net income                                -            -            81,761          -            -            -            81,761
Other comprehensive income (loss),
  net of tax                              -            -              -                         5,600      (27,647)       (22,047)
Cash dividends                            -            -           (25,000)         -            -            -           (25,000)
                                       -----     ----------    -----------     ---------    ---------     --------      ---------

Balance at December 31, 2003             297      1,944,185     (1,665,098)         -        (133,425)     (34,397)       111,562

Net income                                -            -           325,980          -            -            -           325,980
Other comprehensive income (loss),
  net of tax                              -            -              -             -          33,661        4,803         38,464
Change in notes receivable
  from affiliates                         -            -              -         (209,526)        -            -          (209,526)
Cash dividends                            -            -           (60,000)         -            -            -           (60,000)
                                       -----     ----------    -----------     ---------    ---------     --------      ---------

Balance at December 31, 2004             297      1,944,185     (1,399,118)     (209,526)     (99,764)     (29,594)       206,480

Net income                                -            -            59,786          -            -            -            59,786
Other comprehensive loss,
  net of tax                              -            -              -             -         (30,414)     (54,051)       (84,465)
                                       -----     ----------    -----------     ---------    ---------     --------      ---------

Balance at December 31, 2005           $ 297     $1,944,185    $(1,339,332)    $(209,526)   $(130,178)    $(83,645)     $ 181,801
                                       =====     ==========    ===========     =========    =========     ========      =========


          See accompanying notes to consolidated financial statements.


                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)


                                                             2003                2004              2005
                                                             ----                ----              ----

Cash flows from operating activities:
  Net income                                              $   81,761         $  325,980        $   59,786
  Depreciation and amortization                               33,634             37,726            36,504
  Noncash interest expense                                     1,944              2,044             2,566
  Deferred income taxes                                       38,690           (273,985)           30,815
  Minority interest                                               72                 53                12
  Net loss from disposition of property and equipment            394                895             1,395
  Securities transaction gain                                   -                  -               (5,439)
  Defined benefit pension plan expense greater
     (less) than cash funding                                 (3,805)              (800)           (2,335)
  Other, net                                                     250                987            (1,839)
  Change in assets and liabilities:
    Accounts and other receivables                             1,104             (6,227)           (9,641)
    Inventories                                                  232             11,582           (38,938)
    Prepaid expenses                                           1,345               (233)             (228)
    Accounts payable and accrued liabilities                   5,495             27,922            10,781
    Income taxes                                             (37,231)            25,557             7,917
    Accounts with affiliates                                 (14,424)            (6,103)            4,674
    Other noncurrent assets                                   (3,779)             1,981              (690)
    Other noncurrent liabilities                                (894)            (5,124)           (2,636)
                                                          ----------         ----------        ----------

    Net cash provided by operating activities                104,788            142,255            92,704
                                                          ----------         ----------        ----------

Cash flows from investing activities:
  Capital expenditures                                       (31,518)           (33,679)          (39,522)
  Purchase of interest in subsidiary                            -                  (575)             -
  Proceeds from disposal of interest in Norwegian
     smelting operation                                         -                  -                3,542
  Change in restricted cash equivalents and restricted
     marketable debt securities, net                            (554)               (70)              129
    Proceeds from disposition of property and equipment          383                 99                37
                                                          ----------         ----------        ----------

        Net cash used by investing activities                (31,689)           (34,225)          (35,814)
                                                          ----------         ----------        ----------


          See accompanying notes to consolidated financial statements.





                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)


                                                             2003                2004              2005
                                                             ----                ----              ----
Cash flows from financing activities:
  Indebtedness:
    Borrowings                                            $   16,106         $  241,648        $    4,620
    Principal payments                                       (46,006)          (100,073)          (13,159)
    Deferred financing fees                                     -                (1,989)             -
  Loans to affiliates                                           -              (209,524)             -
  Dividends paid                                             (25,000)           (60,000)             -
  Distributions to minority interests                            (14)              -                 -
                                                          ----------         ----------        ----------

          Net cash used by financing activities              (54,914)          (129,938)           (8,539)
                                                          ----------         ----------        ----------

Cash and cash equivalents - net change from:
  Operating, investing and financing activities               18,185            (21,908)           48,351
  Currency translation                                         3,913              2,292            (2,572)
                                                          ----------         ----------        ----------

                                                              22,098            (19,616)           45,779

   Balance at beginning of year                               15,023             37,121            17,505
                                                          ----------         ----------        ----------

   Balance at end of year                                 $   37,121         $   17,505        $   63,284
                                                          ==========         ==========        ==========

Supplemental disclosures - cash paid
 (received) for:
   Interest                                               $   28,147         $   33,425        $   40,912
   Income taxes                                              (11,480)           (23,776)           20,033

      Inventories received as partial
        consideration for disposal of interest
         in Norwegian smelting operations                 $     -            $     -           $    1,897


          See accompanying notes to consolidated financial statements.



                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of significant accounting policies:

     Organization and basis of presentation. Kronos International, Inc. ("KII") is incorporated in the state of Delaware, U.S.A., with its seat of management in Leverkusen, Germany. KII or the Company is a wholly-owned subsidiary of Kronos Worldwide, Inc. ("Kronos") (NYSE:KRO). At December 31, 2005, (i) Valhi, Inc. (NYSE:VHI) held approximately 57% of Kronos' outstanding common stock and NL Industries, Inc. (NYSE:NL) held an additional 36% of Kronos' common stock, (ii) Valhi owned approximately 83% of NL's outstanding common stock and (iii) Contran Corporation and its subsidiaries held approximately 92% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of such companies.

     Management's estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results may differ significantly from previously-estimated amounts under different assumptions or conditions.

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

     Restricted marketable debt securities. Restricted marketable debt securities are primarily invested in corporate debt securities and include amounts restricted in accordance with applicable Norwegian law regarding certain requirements of the Company's Norwegian defined benefit pension plans ($2.9 million and $2.6 million at December 31, 2004 and 2005, respectively). The restricted marketable debt securities are generally classified as either a current or noncurrent asset depending upon the maturity date of each such debt security and are carried at market which approximates cost.

     Accounts receivable. The Company provides an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

     Property and equipment and depreciation. Property and equipment are stated at cost. The Company has a governmental concession with an unlimited term to operate an ilmenite mine in Norway. Mining properties consist of buildings and equipment used in the Company's Norwegian ilmenite mining operations. While the Company owns the land and ilmenite reserves associated with the mine, such land and reserves were acquired for nominal value and the Company has no material asset recognized for the land and reserves related to such mining operations. Depreciation of property and equipment for financial reporting purposes (including mining properties) is computed principally by the straight-line method over the estimated useful lives of ten to 40 years for buildings and three to 20 years for equipment. Accelerated depreciation methods are used for income tax purposes, as permitted. Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.

     Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized. The Company performs planned major maintenance activities during the year. Repair and maintenance costs estimated to be incurred in connection with planned major maintenance activities are accrued in advance and are included in cost of sales. Accrued repair and maintenance costs, included in other current liabilities and consisting primarily of materials and supplies, was $3.9 million and $3.4 million at December 31, 2004 and 2005, respectively.

     Interest costs related to major long-term capital projects and renewals are capitalized as a component of construction costs. Interest costs capitalized were not significant in 2003, 2004 or 2005.

     When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. All relevant factors are considered. The test for impairment is performed by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine  if a  write-down  to market  value or  discounted  cash flow value is required. The Company assesses impairment of property and equipment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     Long-term debt. Long-term debt is stated net of any unamortized original issue premium or discount. Amortization of deferred financing costs and any premium or discount associated with the issuance of indebtedness, all included in interest expense, is computed by the interest method over the term of the applicable issue.

     Employee benefit plans. Accounting and funding policies for retirement plans are described in Note 11.

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

     Effective December 2003, following NL's distribution of 48.8% of the outstanding shares of Kronos common stock to NL stockholders, Kronos and its qualifying subsidiaries, including KII, ceased being members of the NL Tax Group, but remained as members of the Contran Tax Group. Kronos entered into a new tax sharing agreement with Valhi and Contran, which contains similar terms to the NL Tax Agreement. As a member of the Contran Tax Group, KII is jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which the Company is included in the Contran Tax Group. See Note 10. Kronos and its consolidating subsidiaries, including KII, are also included in Contran's consolidated unitary state income tax returns in certain qualifying U.S. jurisdictions. The terms of the Contran Tax Agreement also apply to state provisions in these jurisdictions. The Company made no payments to Kronos for income taxes in 2003, 2004 or 2005.

     Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in the Company's subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of foreign subsidiaries which are not deemed to be permanently reinvested. Earnings of foreign subsidiaries deemed to be permanently reinvested aggregated $527 million at December 31, 2004 and $707 million at December 31, 2005. Determination of the amount of the unrecognized deferred income tax liability related to such earnings is not practicable due to the complexities associated with the U.S. taxation on earnings of foreign subsidiaries repatriated to the U.S. The Company periodically evaluates its deferred tax assets in the various taxing jurisdictions in which it operates and adjusts any related valuation allowance based on the estimate of the amount of such deferred tax assets that the Company believes does not meet the "more-likely-than-not" recognition criteria.

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

     Inventories and cost of sales. Inventories are stated at the lower of cost (principally average cost) or market, net of allowance for slow-moving inventories ($7.3 million and $6.5 million at December 31, 2004 and 2005, respectively). Amounts are removed from inventories at average cost. Cost of sales includes costs for materials, packing and finishing, utilities, salary and benefits, maintenance and depreciation.

     Selling, general and administrative expenses; shipping and handling costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, shipping and handling, research and development, legal and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. Shipping and handling costs are included in selling, general and administrative expense and were $43 million in 2003, $49 million in 2004 and $52 million in 2005. Advertising costs are expensed as incurred and were $1 million in each of 2003, 2004 and 2005. Research, development and certain sales technical support costs are expensed as incurred and approximated $7 million in 2003, $8 million in 2004 and $9 million in 2005.

     Stock options. The Company has not issued any stock options. However, certain employees of the Company have been granted options by NL to purchase NL common stock. The Company has elected the disclosure alternative prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, and to account for its stock-based employee compensation related to stock options in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. Prior to 2003, and following NL's cash settlement of options to purchase NL common stock held by certain individuals, NL and the Company commenced accounting for its stock options using the variable accounting method because NL could not overcome the presumption that it would not similarly cash settle its remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including those with an exercise price at least equal to the market price on the date of grant) are accrued as an expense over their vesting period, with subsequent increases (decreases) in NL's market price resulting in additional compensation expense (income). Upon exercise of such options to purchase NL common stock held by employees of the Company, the Company pays NL an amount equal to the difference between the market price of NL's common stock on the date of exercise and the exercise price of such stock option. Aggregate compensation expense related to NL stock options held by employees of the Company was $300,000 in 2003 and $1.0 million in 2004, and compensation income was $600,000 in 2005. The total income tax benefit related to such compensation cost recognized by the Company was approximately $100,000 in 2003 and $400,000 in 2004, and the total income tax provision related to the compensation income was $200,000 in 2005. No compensation cost was capitalized as part of assets (inventory or fixed assets) during 2003, 2004 and 2005.

     The following table presents what the Company's consolidated net income, and related per share amounts, would have been in 2003, 2004 and 2005 if the Company had applied the fair value-based recognition provisions of SFAS No. 123, for all awards granted subsequent to January 1, 1995.

                                                           Years ended December 31,
                                                  -----------------------------------------
                                                   2003              2004            2005
                                                   ----              ----            ----
                                                                (In millions)

Net income (loss) as reported                    $  81.8           $ 326.0          $  59.8

Adjustments, net of applicable income
 tax effects and minority interest:
  Stock-based employee compensation expense
   (income) determined under APBO No. 25              .1                .6              (.3)
  Stock-based employee compensation expense
   determined under SFAS No. 123                     (.1)               -                -
                                                 -------           -------          -------

Pro forma net income (loss)                      $  81.8           $ 326.6          $  59.5
                                                 =======           =======          =======



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

                                                           Years ended December 31,
                                                  -----------------------------------------
                                                   2003              2004            2005
                                                   ----              ----            ----
                                                                (In thousands)
       Geographic areas

Net sales - point of origin:
    Germany                                    $  510,105        $  576,138       $  613,081
    Belgium                                       150,728           186,445          186,951
    Norway                                        131,457           144,492          160,529
    Eliminations                                  (76,384)          (99,105)        (109,688)
                                               ----------        ----------       ----------

                                               $  715,906        $  807,970       $  850,873
                                               ==========        ==========       ==========

                                                           Years ended December 31,
                                                  -----------------------------------------
                                                   2003              2004            2005
                                                   ----              ----            ----
                                                                (In thousands)
Net sales - point of destination:

    Europe                                     $  567,630        $  666,271       $  689,516
    North America                                  58,293            42,015           51,922
    Other                                          89,983            99,684          109,435
                                               ----------        ----------       ----------

                                               $  715,906        $  807,970       $  850,873
                                               ==========        ==========       ==========

                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

Identifiable assets -
  net property and equipment:

      Germany                                            $  269,922         $  235,932
      Belgium                                                68,314             57,943
      Norway                                                 57,808             54,759
      Other                                                     191                141
                                                         ----------         ----------

                                                         $  396,235         $  348,775
                                                         ==========         ==========

Note 3 -       Accounts and other receivables:

                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

Trade receivables                                        $  120,969         $  110,268
Insurance claims                                                 32                 26
Recoverable VAT and other receivables                        11,388             11,317
Allowance for doubtful accounts                              (1,660)            (1,429)
                                                         ----------         ----------

                                                         $  130,729         $  120,182
                                                         ==========         ==========

Note 4 -       Inventories

                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

 Raw materials                                           $   34,303         $   42,807
 Work in process                                             13,044             13,654
 Finished products                                           90,083             98,004
 Supplies                                                    32,831             30,883
                                                         ----------         ----------

                                                         $  170,261         $  185,348
                                                         ==========         ==========

Note 5 -       Accounts payable and accrued liabilities:

                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

 Accounts payable                                        $   67,463         $   63,382
 Employee benefits                                           27,863             27,147
 Other                                                       31,623             27,756
                                                         ----------         ----------

                                                         $  126,949         $  118,285
                                                         ==========         ==========

Note 6 - Long-term debt:

                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

 Long-term debt:
   8.875% Senior Secured Notes                           $  519,225         $  449,298
   Bank credit facility                                      13,622               -
   Other                                                        348              4,525
                                                         ----------         ----------

                                                            533,195            453,823
   Less current maturities                                   13,792                958
                                                         ----------         ----------

                                                         $  519,403         $  452,865
                                                         ==========         ==========

     In June 2002, KII issued at par value euro 285 million principal amount ($280 million when issued) of its 8.875% Senior Secured Notes due 2009, and in November 2004 KII issued at 107% of par an additional euro 90 million principal amount ($130 million when issued) of the KII Senior Secured Notes (collectively, the "Notes"). The Notes are collateralized by a pledge of 65% of the common stock or other ownership interests of certain of KII's first-tier operating subsidiaries. Such operating subsidiaries are Kronos Titan GmbH, Kronos Denmark ApS, Kronos Limited and Societe Industrielle Du Titane, S.A. The Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts the ability of KII and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. The Notes are redeemable, at KII's option, at redemption prices ranging from 104.437% of the principal amount, declining to 100% on or after December 30, 2008. In the event of a change of control of KII, as defined, KII would be required to make an offer to purchase its Notes at 101% of the principal amount. KII would also be required to make an offer to purchase a specified portion of its Notes at par value in the event KII generates a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period. At December 31, 2005, KII was in compliance with all the covenants, and the quoted market price of the Notes was approximately euro 1,045 per euro 1,000 principal amount (2004 - euro 1,075 per euro 1,000 principal amount). At December 31, 2005, the carrying amount of the Notes includes euro
4.8 million ($5.7 million) of unamortized premium associated with the November 2004 issuance (2004 - euro 6.2 million, or $8.4 million).

     KII's operating subsidiaries in Germany, Belgium and Norway (collectively, the "Borrowers") have a euro 80 million secured revolving bank credit facility that matures in June 2008 ("European Credit Facility"). Borrowings may be denominated in euros, Norwegian kroners or U.S. dollars, and bear interest at the applicable interbank market rate plus 1.125%. The facility also provides for the issuance of letters of credit up to euro 5 million. The European Credit Facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower. The European Credit Facility contains certain restrictive covenants which, among other things, restricts the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. In addition, the European Credit Facility contains customary cross-default provisions with respect to other debt and obligations of Borrowers, KII and its other subsidiaries. At December 31, 2005, no amounts were outstanding under the European Credit Facility and the equivalent of $92.3 million was available for additional borrowing by the subsidiaries.

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

     Aggregate maturities of long-term debt at December 31, 2005 are shown in the table below.

 Years ending December 31,                                           Amount
--------------------------                                       --------------
                                                                 (In thousands)

   2006                                                            $    958
   2007                                                                 861
   2008                                                                 872
   2009                                                             450,200
   2010                                                                 932
   2011 and thereafter                                                 -
                                                                   --------

                                                                   $453,823
                                                                   ========

     Restrictions. Certain of the credit facilities described above require the respective borrower to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. At December 31, 2005, the restricted net assets of consolidated subsidiaries approximated $90 million.

Note 7 - Other noncurrent liabilities:

                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

 Insurance claims and expenses                           $    1,505         $    1,255
 Employee benefits                                            5,107              4,735
 Asset retirement obligations                                   958                934
 Other                                                        9,270              8,510
                                                         ----------         ----------

                                                         $   16,840         $   15,434
                                                         ==========         ==========

     The asset retirement obligations are discussed in Note 15.

Note 8 - Common stock and notes receivable from affiliates:

     NL common stock options held by employees of the Company. At December 31, 2005, employees of the company held options to purchase approximately 68,000 shares of NL common stock, which are exercisable at various dates through 2010 (approximately 33,000) at exercise prices ranging from $2.66 to $9.34 per share, and exercisable at various dates through 2011 (approximately 35,000) at an exercise price of $11.49 per share. Such options generally vest over five years, and vesting ceases at the date the employee separates from service from the Company (including retirement).

     The pro forma information required by SFAS No. 123 is based on an estimation of the fair value of options issued subsequent to January 1, 1995. See Note 1. No options were granted in 2003, 2004 or 2005. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods.

     Common stock dividends. KII paid $25.0 million in cash dividends to Kronos during 2003, $60.0 million during 2004 and nil in 2005.

     Notes receivable from affiliates - contra equity. In the fourth quarter of 2004, KII loaned an aggregate euro 163.1 million ($209.5 million) to Kronos in return for two promissory notes. Interest on both notes is payable to KII on a quarterly basis at an annual rate of 9.25%, such interest was and is expected to be paid quarterly to the Company by Kronos. The notes mature on December 31, 2010, with all principal due at that date. The notes are unsecured, contain no financial covenants and provide for default only upon Kronos' failure to pay any amount when due (subject to a short grace period). Due to the long-term investment nature of these notes, settlement of the principal balance of the notes is not contemplated within the foreseeable future. The Company currently expects that settlement of the principal amount of the notes will occur through a capital transaction (i.e. a non-cash dividend to Kronos in the form of distributing such notes receivable to Kronos). Accordingly, these notes receivable have been classified as a separate component of the Company's stockholder's equity in accordance with GAAP. Interest income on such notes, which is expected to be paid quarterly, is recognized in income when earned. Rather than make a distribution to Kronos in the form of a cash dividend, the Company loaned the euro 163.1 million to Kronos pursuant to the two promissory notes. Until such time as the notes are settled (which, as noted above, is expected to be through a capital transaction in the form of a non-cash dividend), the Company benefits from the interest income earned on the promissory notes.

     Cash flows related to principal amounts on such loans made to affiliates included in contra equity are reflected in financing activities in the accompanying Consolidated Statements of Cash Flows.


Note 9 - Securities transaction gain:

     A securities transaction gain in 2005, classified as nonoperating income, relates to the sale of the Company's passive interest in a Norwegian smelting operation, which had a nominal carrying value for financial reporting purposes, for aggregate consideration of approximately $5.4 million consisting of cash of $3.5 million and inventory with a value of $1.9 million.

Note 10 - Income taxes:

                                                           Years ended December 31,
                                                  -----------------------------------------
                                                   2003              2004            2005
                                                   ----              ----            ----
                                                                 (In millions)
 Pre-tax income (loss):
   Germany                                       $   45.8          $   30.2         $   64.3
   Other non-U.S.                                    36.8              34.6             54.6
                                                 --------          --------         --------

                                                 $   82.6          $   64.8         $  118.9
                                                 ========          ========         ========

 Expected tax expense (benefit), at U.S.
  federal statutory income tax rate of 35%       $   28.9          $   22.7         $   41.6
 Non-U.S. tax rates                                   (.9)               .3               .5
 Loss of German tax attribute                          -                 -              17.5
 Nondeductible expenses                               2.7               4.2              4.6
 Change in deferred income tax valuation
  allowance, net                                     (6.7)           (280.7)              -
 Tax contingency reserve adjustment, net             13.4              (4.6)            (7.7)
 Assessment (refund) of prior year income taxes     (38.0)             (2.6)             2.1
 Other, net                                           1.3               (.6)              .5
                                                 --------          --------         --------

                                                 $     .7          $ (261.3)        $   59.1
                                                 ========          ========         ========
 Components of income tax expense (benefit):
   Currently payable (refundable):
     Germany                                     $  (56.9)         $    (.2)        $   10.8
     Other non - U.S.                                18.9              12.9             17.5
                                                 --------          --------         --------

                                                    (38.0)             12.7             28.3
                                                 --------          --------         --------
   Deferred income taxes (benefit):
     Germany                                         44.4            (270.5)            31.2
     Other non - U.S.                                (5.7)             (3.5)             (.4)
                                                 --------          --------         --------

                                                     38.7            (274.0)            30.8
                                                 --------          --------         --------

                                                 $     .7          $ (261.3)        $   59.1
                                                 ========          ========         ========
 Comprehensive provision for
  income taxes (benefit) allocable to:
   Net income                                    $     .7          $ (261.3)        $   59.1

   Other comprehensive income -
     pension liabilities                             (9.5)             (8.1)           (32.4)
                                                 --------          --------         --------

                                                 $   (8.8)         $ (269.4)        $   26.7
                                                 ========          ========         ========

     The components of the net deferred tax liability at December 31, 2004 and 2005, and changes in the deferred income tax valuation allowance during the past three years, are summarized in the following tables.


                                                                                 December 31,
                                                             --------------------------------------------------
                                                                       2004                       2005
                                                             -----------------------    -----------------------
                                                             Assets      Liabilities    Assets      Liabilities
                                                             ------      -----------    ------      -----------
                                                                                (In millions)

 Tax effect of temporary differences
  related to:
   Inventories                                              $  1.5       $  (4.4)       $  1.6       $  (4.5)
   Property and equipment                                     37.8         (22.9)         25.5         (20.5)
   Accrued (prepaid) pension cost                             19.4         (40.4)         51.9         (35.6)
   Other accrued liabilities and
    deductible differences                                    46.1            -           25.6            -
   Other taxable differences                                    -          (43.5)           -          (28.6)
     Investment in subsidiaries/affiliates
      not in tax group                                         1.9            -             -             -
 Tax loss and tax credit carryforwards                       217.8            -          174.5            -
                                                            ------       -------        ------       -------
   Adjusted gross deferred tax assets
     (liabilities)                                           324.5        (111.2)        279.1         (89.2)
 Netting of items by tax jurisdiction                        (86.2)         86.2         (65.8)         65.8
                                                            ------       -------        ------       -------

                                                             238.3         (25.0)        213.3         (23.4)
 Less net current deferred tax
  asset (liability)                                             -           (2.7)           -           (4.1)
                                                            ------       -------        ------       -------

     Net noncurrent deferred tax asset
      (liability)                                           $238.3       $ (22.3)       $213.3       $ (19.3)
                                                            ======       =======        ======       =======


                                                           Years ended December 31,
                                                  -----------------------------------------
                                                   2003              2004            2005
                                                   ----              ----            ----
                                                                 (In millions)

Increase (decrease) in valuation allowance:
  Recognition of certain deductible tax
   attributes for which the benefit had not
   previously been recognized under the
   "more-likely-than-not" recognition criteria    $   (6.7)         $ (280.7)        $   -
  Foreign currency translation                        28.2              (3.0)            -
  Offset to the change in gross deferred
   income tax assets due principally to
   redeterminations of certain tax attributes
   and implementation of certain tax
   planning strategies                               (12.5)            121.0             -
                                                  --------          --------         --------


                                                  $    9.0          $ (162.7)        $   -
                                                  ========          ========         ========

     Certain of the Company's non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including non-income related items and interest. For example:

o The Company received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 6 million ($7 million at December 31, 2005). The Company filed a protest to this assessment, and believes that a significant portion of the assessment was without merit. The Belgian tax authorities have filed a lien on the fixed assets of the Company's Belgian TiO2 operations in connection with this assessment. In April 2003, Kronos received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, would have aggregated approximately euro 9 million ($11 million). Kronos filed a written response to the assessment, and in September 2005 the Belgian tax authorities withdrew the assessment.

o The Norwegian tax authorities have notified the Company of their intent to assess tax deficiencies of approximately kroner 12 million ($2 million) relating to the years 1998 through 2000. The Company has objected to this proposed assessment.

     During the third quarter of 2005, the Company reached an agreement in principle with the German tax authorities regarding such tax authorities' objection to the value assigned to certain intellectual property rights held by the Company's operating subsidiary in Germany. Under the agreement in principle, the value assigned to such intellectual property for German income tax purposes will be reduced retroactively, resulting in a reduction in the amount of the
Company's  net  operating  loss  carryforward  in  Germany  as well as a  future reduction in the amount of amortization expense attributable to such intellectual property. As a result, the Company recognized a $17.5 million non-cash deferred income tax expense in the third quarter of 2005 related to such agreement. The $7.7 million tax contingency adjustment income tax benefit in the year ended December 31, 2005 relates primarily to the withdrawal of the Belgium tax authorities' assessment related to 1999, as discussed above.

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

     At December 31, 2003, the Company had a significant amount of net operating loss carryforwards for German corporate and trade tax purposes, all of which have no expiration date. These net operating loss carryforwards were generated by KII principally during the 1990's when KII had a significantly higher level of outstanding indebtedness than is currently outstanding. For financial reporting purposes, however, the benefit of such net operating loss carryforwards had not previously been recognized because Kronos did not believe they met the "more-likely-than-not" recognition criteria, and accordingly the Company had a deferred income tax asset valuation allowance offsetting the benefit of such net operating loss carryforwards and the Company's other tax attributes in Germany. At the end of the second quarter of 2004, and based on all available evidence, the Company concluded that the benefit of the net operating loss carryforwards and other German tax attributes now met the "more-likely-than-not" recognition criteria, and that reversal of the deferred income tax asset valuation allowance related to Germany was appropriate. Given the magnitude of the German net operating loss carryforwards and the fact that current provisions of German law limit the annual utilization of net operating loss carryforwards to 60% of taxable income after the first euro 1 million of taxable income, KII believes it will take several years to fully utilize the benefit of such loss carryforwards. However, given that the Company had generated positive taxable income in Germany in recent years, combined with the fact that the net operating loss carryforwards have no expiration date, the Company concluded, among other reasons, that it was now appropriate to reverse all of the valuation allowance related to the net operating loss carryforwards because the benefit of such operating loss carryforwards now meet the "more-likely-than-not" recognition criteria. Of the $280.7 million valuation allowance related to Germany which was reversed during 2004, and in accordance with the applicable GAAP related to accounting for income taxes at interim periods, (i) $8.7 million was reversed during the first six months of 2004 that related primarily to the utilization of the German net operating loss carryforwards during such period, (ii) $268.6 million was reversed as of June 30, 2004 and (iii) $3.4 million was reversed during the last six months of 2004.

     In the first quarter of 2003, KII was notified by the German Federal Fiscal Court that the Court had ruled in KII's favor concerning a claim for refund suit in which KII sought refunds of prior taxes paid during the periods 1990 through 1997. KII and KII's German operating subsidiary were required to file amended tax returns with the German tax authorities to receive refunds for such years, and all of such amended returns were filed during 2003. Such amended returns reflected an aggregate net refund of taxes and related interest to KII and its German operating subsidiary of euro 26.9 million ($32.1 million), and the Company recognized the benefit of these net refunds in its 2003 results of operations. For the year ended December 31, 2004, the Company recognized a net refund of euro 2.5 million ($3.1 million) related to additional net interest which has accrued on the outstanding refund amount. In 2004, KII and its German operating subsidiary had received net refunds of euro 35.6 million ($44.7 million when received). All refunds relating to the periods 1990 to 1997 were received by December 31, 2004. In addition to the refunds for the 1990 to 1997 periods, the court ruling also resulted in a refund of 1999 income taxes and interest, and the Company recognized euro 21.5 million ($24.6 million) in 2003.

     At December 31, 2005, the net operating loss carryforwards for German corporate and trade tax purposes aggregated the equivalent of $593 million and $104 million, respectively, all of which have no expiration date.

     In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law provided for a special 85% deduction for certain dividends received from a controlled foreign corporation in 2005. In the third quarter of 2005, the Company completed its evaluation of this new provision and determined that it would not benefit from such special dividends received deduction.

Note 11 - Employee benefit plans:

     The Company maintains various defined benefit pension plans. Employees are covered by plans in their respective countries. Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods. In 2002 the Company amended its defined benefit pension plans for KEU, TAS and TIA to exclude the admission of new employees to the plans. New employees at these locations are eligible to participate in Company-sponsored defined contribution plans. The Company's expense related to the Company-sponsored defined contribution plans was not material in 2004 or 2005. At December 31, 2005, the Company currently expects to contribute the equivalent of approximately $12 million to all of its defined benefit pension plans during 2006.

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


                                                             Years ended December 31,
                                                            -------------------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)
 Change in projected benefit obligations ("PBO"):
   Benefit obligations at beginning of the year          $  272,204         $  307,582
   Service cost                                               5,398              5,885
   Interest cost                                             14,132             14,038
   Participant contributions                                  1,362              1,469
   Actuarial losses                                           3,134             84,365
   Change in foreign currency exchange rates                 26,588            (43,954)
   Benefits paid                                            (15,236)           (16,808)
                                                         ----------         ----------

       Benefit obligations at end of the year            $  307,582         $  352,577
                                                         ==========         ==========

 Change in plan assets:
   Fair value of plan assets at beginning of the year    $  167,302         $  196,573
   Actual return on plan assets                              14,175              7,132
   Employer contributions                                    11,726             13,323
   Participant contributions                                  1,362              1,469
   Change in foreign currency exchange rates                 17,244            (24,793)
   Benefits paid                                            (15,236)           (16,808)
                                                         ----------         ----------

       Fair value of plan assets at end of year          $  196,573         $  176,896
                                                         ==========         ==========

 Funded status at end of the year:
   Plan assets less than PBO                             $ (111,009)        $ (175,681)
   Unrecognized actuarial losses                            107,581            175,482
   Unrecognized prior service cost                            6,829              5,550
   Unrecognized net transition obligations                      952                749
                                                         ----------         ----------

                                                         $    4,353         $    6,100
                                                         ==========         ==========

 Amounts recognized in the balance sheet:
   Unrecognized net pension obligations                  $    7,524         $    6,108
   Accrued pension costs:
     Current                                                 (8,587)           (10,314)
     Noncurrent                                             (48,441)          (125,766)
   Accumulated other comprehensive loss                      53,857            136,072
                                                         ----------         ----------

                                                         $    4,353         $    6,100
                                                         ==========         ==========


                                                           Years ended December 31,
                                                  -----------------------------------------
                                                   2003              2004            2005
                                                   ----              ----            ----
                                                                (In thousands)

 Net periodic pension cost:
   Service cost benefits                          $  4,060          $  5,398         $  5,885
   Interest cost on PBO                             12,378            14,132           14,038
   Expected return on plan assets                  (12,264)          (12,318)         (12,051)
   Amortization of prior service cost                  255               463              482
   Amortization of net transition obligations          527               368              107
   Recognized actuarial losses                         827             2,335            3,035
                                                  --------          --------         --------

                                                  $  5,783          $ 10,378         $ 11,496
                                                  ========          ========         ========

     In determining the expected long-term rate of return on plan asset assumptions, the Company considers the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of its plans and the expected long-term rates of return for such asset components. In addition, the Company receives advice about appropriate long-term rates of return from the Company's third-party actuaries. Such assumed asset mixes are summarized below:

o In Germany, the composition of the Company's plan assets is established to satisfy the requirements of the German insurance commissioner. The plan asset allocation at December 31, 2005 was 23% to equity managers, 48% to fixed income managers and 29% to real estate (2004 - 23%, 48% and 29%, respectively).
o In Norway, the Company currently has a plan asset target allocation of 14% to equity managers, 64% to fixed income managers and the remainder primarily to liquid investments and cash. The expected long-term rate of return for such investments is approximately 8% and 4.5% to 6% and 2.5%, respectively. The plan asset allocation at December 31, 2005 was 16% to equity managers, 62% to fixed income managers and the remainder invested primarily to cash and liquid investments (2004 - 16%, 64% and 20%, respectively).

     The Company regularly reviews its actual asset allocation for each of its plans, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

     The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2004 and 2005 are presented in the table below. Such weighted-average rates were determined using the projected benefit obligations at each date.

              Rate                                                 December 31,
              ----                                               --------------
                                                             2004               2005
                                                             ----               ----

Discount rate                                                5.0%               4.1%
Increase in future compensation levels                       2.8%               2.8%

     The weighted-average rate assumptions used in determining the net periodic pension cost for 2003, 2004 and 2005 are presented in the table below. The weighted-average discount rate and the weighted-average increase in future compensation levels were determined using the projected benefit obligations as of the beginning of each year, and the weighted-average long-term return on plan assets was determined using the fair value of plan assets as of the beginning of each year.

              Rate                                                    December 31,
              ----                                  --------------------------------------------
                                                      2003              2004              2005
                                                      ----              ----              ----

Discount rate                                         5.8%              5.3%              5.0%
Increase in future compensation levels                2.6%              2.8%              2.8%
Long-term return on plan assets                       6.9%              6.4%              6.0%

     At December 31, 2005, the accumulated benefit obligation related to the Company's defined benefit pension plans aggregated $316 million (2004 - $257 million). At December 31, 2004 and 2005, all of the Company's defined benefit pension plans have accumulated benefit obligations in excess of fair value of plan assets.

     The Company expects future benefits paid from all defined benefit pension plans to be as follows:

                                                          Amount
 Years ending December 31,                            (In thousands)
--------------------------                            --------------

    2006                                                 $ 17,287
    2007                                                   16,277
    2008                                                   18,033
    2009                                                   16,764
    2010                                                   16,937
    2011 to 2012                                           90,812

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

     Under the terms of various intercorporate services agreements ("ISAs") entered into between the Company and various related parties, including Contran, employees of one company will provide certain management, tax planning, financial and administrative services to the other company on a fee basis. Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient, and the compensation and associated expenses of such persons. Because of the large number of companies affiliated with Contran, Kronos and NL, the Company believes it benefits from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. These ISA agreements are reviewed and approved by the applicable independent directors of the companies that are parties to the agreements. The net ISA fee charged to the Company and included in selling, general and administrative expense was $1.5 million in 2003, $2.8 million in 2004 and $2.9 million in 2005.

     Sales of TiO2 to Kronos (US), Inc. ("KUS") and Kronos Canada, Inc. ("KC"), affiliates of the Company, aggregated $68.7 million in 2003, $50.8 million in 2004 and $63.6 million in 2005.

     KUS purchases the rutile and slag feedstock used as a raw material in all of the Company's chloride process TiO2 facilities. The Company purchases such feedstock from KUS for use in its facilities for an amount equal to the amount paid by KUS to the third-party supplier plus a 2.5% administrative fee. Such feedstock purchases were $93.3 million in 2003, $106.2 million in 2004 and $120.1 million in 2005.

     Purchases of TiO2 from KUS were $100,000 in 2003, $3.5 million in 2004 and nil in 2005. Purchases of TiO2 from KC were $500,000 in 2003, $700,000 in 2004 and $600,000 in 2005.

     Royalty income received from KC for use of certain of the Company's intellectual property was $6.1 million in 2003, $6.0 million in 2004 and $6.8 million in 2005.

     Tall Pines Insurance Company, and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including the Company. Tall Pines is wholly-owned by a subsidiary of Valhi, and EWI is a wholly-owned subsidiary of NL. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker. The aggregate premiums paid to Tall Pines (including amounts paid to Valmont Insurance Company, another subsidiary of Valhi that was merged into Tall Pines in 2004) and EWI by the Company and its joint venture were $5.2 million in 2003, $5.3 million in 2004 and $5.5 million in 2005. These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines and EWI. Tall Pines purchases reinsurance for substantially all of the risks it underwrites. The Company expects that these relationships with Tall Pines and EWI will continue in 2006.

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

     Current receivables from and payables to affiliates are summarized in the table below.

                                                                   December 31,
                                                            -------------------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

 Current receivables from affiliates:
   KC                                                      $ 2,516           $ 1,948
   Other                                                         1                 4
                                                           -------           -------

                                                           $ 2,517           $ 1,952
                                                           =======           =======

 Current payables to affiliates:
    KUS                                                    $11,033           $14,882
    NL                                                           9              -
                                                           -------           -------

                                                           $11,042           $14,882
                                                           =======           =======

     Interest income on all loans to related parties was less than $50,000 in 2003, $2.8 million in 2004 and $18.9 million in 2005. Interest expense on all loans from related parties was less than $100,000 in 2003 and nil in each of 2004 and 2005.

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

     Concentrations of credit risk. Sales of TiO2 accounted for about 90% of net sales during each of the past three years. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 3,000 customers, with the top ten customers approximating 20%, 21%, and 20% respectively of net sales in 2003, 2004 and 2005. Approximately 73% of the Company's TiO2 sales by volume were to Europe in 2003, approximately 77% were to Europe in 2004 and approximately 76% were to Europe in 2005. Approximately 13% of sales by volume were attributable to North America in 2003, 9% attributable to North America in 2004 and 10% attributable to North America in 2005.

     Long-term contracts. KUS has long-term supply contracts that provide for certain of its affiliates', including the Company's, TiO2 feedstock requirements through 2010. The agreements require KUS to purchase certain minimum quantities of feedstock with minimum annual purchase commitments aggregating approximately $681 million at December 31, 2005. The agreements require that the Company and certain of its affiliates purchase chloride feedstock underlying these long-term supply contracts from KUS.

     Operating leases. The Company's principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease with Bayer AG that expires in 2050. The Leverkusen facility itself, which is owned by the Company and which represents approximately one-half of the Company's current TiO2 production capacity, is located within Bayer's extensive manufacturing complex. Rent for the land lease associated with the Leverkusen facility is periodically established by agreement with Bayer for periods of at least two years at a time. The lease agreement provides for no formula, index or other mechanism to determine changes in the rent for such land lease; rather, any change in the rent is subject solely to periodic negotiation between Bayer and the Company. Any change in the rent based on such negotiations is recognized as part of lease expense starting from the time such change is agreed upon by both parties, as any such change in the rent is deemed "contingent rentals" under GAAP. Under a separate supplies and services agreement expiring in 2011, the lessor provides some raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility.

     The Company also leases various other manufacturing facilities and equipment. Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases the Company expects that, in the normal course of business, such leases will be renewed or replaced by other leases. Net rent expense approximated $9 million in 2003 and $8 million in each of 2004 and 2005. At December 31, 2005, future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year were as follows:

                                                          Amount
 Years ending December 31,                            (In thousands)
--------------------------                            --------------

   2006                                                 $ 3,328
   2007                                                   2,411
   2008                                                   2,150
   2009                                                   1,562
   2010                                                   1,126
   2011 and thereafter                                   21,029
                                                        -------

                                                        $31,606
                                                        =======

     Approximately $20.1 million of the $31.6 million aggregate future minimum rental commitments at December 31, 2005 relates to the Company's Leverkusen facility lease discussed above. The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2005. As discussed above, any change in the rent is based solely on negotiations between Bayer and the Company, and any such change in the rent is deemed "contingent rentals" under GAAP which is excluded from the future minimum lease payments disclosed above.

     Income taxes. Contran and Valhi have agreed to a policy providing for the allocation of tax liabilities and tax payments as described in Note 1. Under applicable law, the Company, as well as every other member of the Contran Tax Group, are each jointly and severally liable for the aggregate federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which the Company is included in the Contran Tax Group. Contran has agreed, however, to indemnify the Company for any liability for income taxes of the Contran Tax Group in excess of the Company's tax liability previously computed and paid by Valhi in accordance with the tax allocation policy.

Note 14 - Financial instruments:

     Summarized below is the estimated fair value and related net carrying value of the Company's financial instruments.

                                                             December 31,                December 31,
                                                                 2004                        2005
                                                      ---------------------------  -------------------------
                                                        Carrying        Fair         Carrying      Fair
                                                         Amount        Value          Amount       Value
                                                      ------------- -------------  -------------------------
                                                                          (In millions)
Cash, cash equivalents, restricted cash
   and current and noncurrent restricted
    marketable debt securities                           $ 21.9       $  21.9        $ 67.2       $  67.2

Long-term debt:
  Fixed rate with market quotes -
    8.875% Senior Secured Notes                          $519.2       $ 549.1        $449.3       $ 463.6
  Variable rate debt                                       13.6          13.6            -             -

     Fair  value  of  the  Company's  noncurrent   restricted   marketable  debt
securities and 8.875% Senior Secured Notes are based upon quoted market prices at each balance sheet date.

Note 15 - Accounting principles newly adopted in 2003 and 2004:

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

                                                                                    Amount
                                                                                 (in millions)
                                                                                 --------------

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
                                                                                     ====

     The change in the asset retirement obligations from January 1, 2003 ($600,000) to December 31, 2003 ($800,000), to December 31, 2004 ($1 million)
and to December 31, 2005 ($900,000) is primarily due to accretion expense and the effects of currency translation. Accretion expense, which is reported as a component of cost of goods sold in the accompanying Consolidated Statement of Operations, approximated $100,000 for each of the years ended December 31, 2003, 2004 and 2005.

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

Note 16 - Accounting principles not yet adopted:

     Stock options. The Company will adopt SFAS No. 123R, "Share-Based Payment," as of January 1, 2006. SFAS No. 123R, among other things, eliminated the alternative in previously existing GAAP to use the intrinsic value method of accounting for stock-based employee compensation under APBO No. 25. Upon adoption of SFAS No. 123R, the Company will generally be required to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with the cost recognized over the period during which an employee is required to provide services in exchange for the award (generally, the vesting period of the award). No compensation cost will be recognized in the aggregate for equity instruments for which the employee does not render the requisite service (generally, the instrument is forfeited before it has vested). The grant-date fair value will be estimated using option-pricing models (e.g. Black-Scholes or a lattice model). Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to all new awards granted on or after January 1, 2006, and to all awards existing as of December 31, 2005 which are subsequently modified, repurchased or cancelled. Additionally, as of January 1, 2006, the Company will be required to recognize compensation cost previously measured under SFAS No. 123 for the portion of any non-vested award existing as of December 31, 2005 over the remaining vesting period. Because the Company has not granted any options to purchase its common stock and did not grant any options prior to January 1, 2006 and because the number of non-vested awards as of December 31, 2005 with respect to options granted by NL to employees of the Company is not expected to be material, the effect of adopting SFAS No. 123R is not expected to be significant in so far as it relates to the recognition of compensation cost in the Company's consolidated statements of income for existing stock options. Should the Company, however, grant a significant number of options in the future, the Company could recognize material amounts of compensation cost related to such options in its consolidated financial statements.

     Also upon adoption of SFAS No. 123R, any cash income tax benefit resulting from the exercise of stock options in excess of the cumulative income tax benefit related to such options previously recognized for GAAP financial reporting purposes in the Company's consolidated statements of income, if any, will be reflected as a cash inflow from financing activities in the Company's consolidated statements of cash flows, and the Company's cash flows from operating activities will reflect the effect of cash paid for income taxes exclusive of such cash income tax benefit.

     SFAS No. 123R also requires certain expanded disclosures regarding the Company's stock options, and such expanded disclosures have been provided in
Note 8.

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

Note 17 - Quarterly results of operations (unaudited):

                                                                           Quarter ended
                                                    ----------------------------------------------------------
                                                     March 31         June 30        Sept. 30         Dec. 31
                                                    ---------        ---------      ---------        ---------
                                                                           (In millions)

 Year ended December 31, 2004
   Net sales                                         $ 192.2          $ 208.1        $ 203.4          $ 204.3
   Gross margin                                      $  49.6          $  51.8        $  47.3          $  49.7
   Net income                                        $  13.2          $ 290.5        $   9.1          $  13.2

 Year ended December 31, 2005
   Net sales                                         $  209.5         $ 227.6        $ 206.0          $ 207.8
   Gross margin                                      $   62.4         $  70.5        $  55.2          $  49.6
   Net income                                        $   18.2         $  28.5        $   6.4          $   6.7





                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            Condensed Balance Sheets

                           December 31, 2004 and 2005

                                 (In thousands)

                                                              2004               2005
                                                              ----               ----

 Current assets:
   Cash and cash equivalents                              $    6,283         $    9,622
   Accounts and notes receivable                               8,838              9,013
   Receivable from affiliates                                 20,214             36,210
   Deferred income taxes                                         206                 68
   Other                                                          48                 56
                                                          ----------         ----------

       Total current assets                                   35,589             54,969
                                                          ----------         ----------

 Other assets:
   Investment in subsidiaries                                493,532            463,377
   Deferred income taxes                                     222,643            168,642
   Other                                                      10,508              7,399
   Property and equipment, net                                 6,917              5,814
                                                          ----------         ----------

       Total other assets                                    733,600            645,232
                                                          ----------         ----------

                                                          $  769,189         $  700,201
                                                          ==========         ==========

 Current liabilities:
   Payable to affiliates                                  $   25,621         $   34,715
   Accounts payable and accrued liabilities                    6,072              3,865
   Income taxes                                               10,638             29,483
   Deferred income taxes                                          15                 14
                                                          ----------         ----------

       Total current liabilities                              42,346             68,077
                                                          ----------         ----------

 Noncurrent liabilities:
   Long-term debt                                            519,225            449,298
   Other                                                       1,138              1,025
                                                          ----------         ----------

       Total noncurrent liabilities                          520,363            450,323
                                                          ----------         ----------

 Stockholder's equity                                        206,480            181,801
                                                          ----------         ----------

                                                          $  769,189         $  700,201
                                                          ==========         ==========





                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                         Condensed Statements of Income

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)


                                                             2003                2004              2005
                                                             ----                ----              ----

 Revenues and other income:
     Net sales                                            $   35,601         $   40,038        $   47,682
     Equity in earnings of subsidiaries                      293,623             66,049            90,702
   Interest income from affiliates                                50              2,782            18,947
   Royalty income                                             16,568             18,508            19,187
   Currency translation gains (losses), net                     (599)              (575)              248
   Other income, net                                             (38)                71                 1
                                                          ----------         ----------        ----------

                                                             345,205            126,873           176,767
                                                          ----------         ----------        ----------

 Costs and expenses:
   Cost of sales                                              18,306             21,371            26,995
   General and administrative                                 21,209             28,351            30,929
   Interest                                                   29,847             33,772            42,212
   Interest expense to affiliates                               -                 5,754            10,302
                                                          ----------         ----------        ----------

                                                              69,362             89,248           110,438
                                                          ----------         ----------        ----------

   Income before income taxes                                275,843             37,625            66,329

 Provision (benefit) for income taxes                        194,082           (288,355)            6,543
                                                          ----------         ----------        ----------

   Net income                                             $   81,761         $  325,980        $   59,786
                                                          ==========         ==========        ==========





                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                       Condensed Statements of Cash Flows

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)

                                                             2003                2004              2005
                                                             ----                ----              ----


 Cash flows from operating activities:
     Net income                                           $   81,761         $  325,980        $   59,786
     Cash distributions from subsidiaries                        402             50,902              -
     Noncash interest expense                                  1,472              1,487             2,124
     Deferred income taxes                                   238,814           (276,806)           21,827
     Equity in earnings of subsidiaries                     (293,623)           (66,049)          (90,702)
     Other, net                                               (3,570)              (637)             (719)
     Net change in assets and liabilities                        115             25,963            11,901
                                                          ----------         ----------        ----------

         Net cash provided by operating activities            25,371             60,840             4,217
                                                          ----------         ----------        ----------

 Cash flows from investing activities:
   Capital expenditures                                       (2,406)            (1,544)           (1,493)
   Collection of loans to affiliates                            -                88,656              -
   Purchase of interest in subsidiaries                         -                  (575)             -
   Other, net                                                      9               -                 -
                                                          ----------         ----------        ----------

        Net cash provided (used) by
         investing activities                                 (2,397)            86,537            (1,493)
                                                          ----------         ----------        ----------

 Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                 -               129,524              -
     Deferred financing fees                                    -                (1,989)             -
   Loans to affiliates                                          -              (209,524)             -
   Dividends paid                                            (25,000)           (60,000)             -
                                                          ----------         ----------        ----------

        Net cash used by financing activities                (25,000)          (141,989)             -
                                                          ----------         ----------        ----------

 Net change during the year from operating
     investing and financing activities                       (2,026)             5,388             2,724
 Currency translation                                            129                347               615
 Balance at beginning of year                                  2,445                548             6,283
                                                          ----------         ----------        ----------

 Balance at end of year                                   $      548         $    6,283        $    9,622
                                                          ==========         ==========        ==========




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

Note 2 - Investment in and advances to subsidiaries:

                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)
 Current:
     Receivable from:
        Kronos Titan GmbH ("TG") - income taxes           $   14,386         $   30,172
        Kronos Chemie GmbH ("KCH") - income taxes                 76                582
        Kronos Titan A/S                                       1,667              1,575
        Kronos Europe S.A./N.V                                 2,168              1,721
        Kronos Canada                                          1,482              1,716
        Titania A/S                                              432                431
        Other                                                      3                 13
                                                          ----------         ----------

                                                          $   20,214         $   36,210
                                                          ==========         ==========
     Payable to:
        TG                                                    25,032             32,833
        Kronos (US), Inc.                                        145               -
        KCH                                                      255              1,826
        Other                                                    189                 56
                                                          ----------         ----------

                                                          $   25,621         $   34,715
                                                          ==========         ==========


                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

Investment in:
    TG                                                    $  322,434         $  278,117
    Kronos Denmark ApS ("KDK")                               147,904            162,418
    Other                                                     23,194             22,842
                                                          ----------         ----------

                                                          $  493,532         $  463,377
                                                          ==========         ==========


                                                           Years ended December 31,
                                                  -----------------------------------------
                                                   2003              2004            2005
                                                   ----              ----            ----
                                                                (In thousands)

Equity in income from continuing
  operations of subsidiaries:

    TG                                         $  270,541        $   40,951       $   52,233
    KDK                                            26,892            23,816           35,427
    Other                                          (3,810)            1,282            3,042
                                               ----------        ----------       ----------

                                               $  293,623        $   66,049       $   90,702
                                               ==========        ==========       ==========





                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)


                                                                Additions
                                               Balance at       charged to                                               Balance
                                                beginning       costs and          Net         Currency                  at end
            Description                          of year         expenses       deductions    translation     Other      of year
---------------------------------------       -----------       ----------      ----------    -----------     ------    ---------

 Year ended December 31, 2003:
   Allowance for doubtful accounts              $ 1,907          $   233         $  (281)       $   363       $   -      $ 2,222
                                                =======          =======         =======        =======       ======     =======
   Allowance for slow-moving inventory          $ 6,521          $   116         $  -           $  (189)      $   -      $ 6,448
                                                =======          =======         =======        =======       ======     =======
   Accrual for planned major maintenance
    activities                                  $ 3,259          $ 1,432         $  (915)       $   684       $   -      $ 4,460
                                                =======          =======         =======        =======       ======     =======

 Year ended December 31, 2004:
   Allowance for doubtful accounts              $ 2,222          $  (169)        $  (540)       $   147       $   -      $ 1,660
                                                =======          =======         =======        =======       ======     =======
   Allowance for slow-moving inventory          $ 6,448          $   372         $  (142)       $   637       $   -      $ 7,315
                                                =======          =======         =======        =======       ======     =======
   Accrual for planned major maintenance
    activities                                  $ 4,460          $ 3,563         $(4,479)       $   310       $   -      $ 3,854
                                                =======          =======         =======        =======       ======     =======

 Year ended December 31, 2005:
   Allowance for doubtful accounts              $ 1,660          $   313         $  (333)       $  (211)      $   -      $ 1,429
                                                =======          =======         =======        =======       ======     =======
   Allowance for slow-moving inventory          $ 7,315          $   135         $   (14)       $  (926)      $   -      $ 6,510
                                                =======          =======         =======        =======       ======     =======
   Accrual for planned major maintenance
    activities                                  $ 3,854          $ 4,731         $(4,644)       $  (510)      $   -      $ 3,431
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




                        KRONOS TITAN GMBH AND SUBSIDIARY

                   Index of Consolidated Financial Statements


Financial Statements                                                      Pages

Report of Independent Registered Public Accounting Firm                   FA-2

Consolidated Balance Sheets - December 31, 2004 and 2005                  FA-3

Consolidated Statements of Income - Years ended
 December 31, 2003, 2004 and 2005                                         FA-5

Consolidated Statements of Comprehensive Income (Loss) - Years ended
 December 31, 2003, 2004 and 2005                                         FA-6

Consolidated Statements of Partners' Capital/Owners'
 Equity - Years ended December 31, 2003, 2004 and 2005                    FA-7

Consolidated Statements of Cash Flows - Years ended
 December 31, 2003, 2004 and 2005                                         FA-8

Notes to Consolidated Financial Statements                               FA-10





             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Owner of Kronos Titan GmbH:

     In our  opinion,  the  accompanying  consolidated  balance  sheets  and the related consolidated statements of income, comprehensive income (loss), partners' capital/owners' equity and cash flows present fairly, in all material respects, the financial position of Kronos Titan GmbH and Subsidiary at December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





PricewaterhouseCoopers LLP




Dallas, Texas
March 28, 2006







                        KRONOS TITAN GMBH AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2004 and 2005

                                 (In thousands)



               ASSETS
                                                              2004               2005
                                                              ----               ----

Current assets:
  Cash and cash equivalents                               $    6,444         $   50,765
  Accounts and notes receivable                               76,732             73,059
  Receivable from affiliates                                  32,355             43,021
  Refundable income taxes                                         59             14,695
  Inventories                                                101,850            113,677
  Prepaid expenses                                             2,078              1,629
                                                          ----------         ----------

    Total current assets                                     219,518            296,846
                                                          ----------         ----------

Other assets:
  Note receivable from Kronos Titan A/S                        5,449               -
  Unrecognized net pension obligations                         3,672              3,000
  Deferred income taxes                                       18,077             47,044
  Other                                                        1,201                808
                                                          ----------         ----------

    Total other assets                                        28,399             50,852
                                                          ----------         ----------

Property and equipment:
  Land                                                        14,929             13,460
  Buildings                                                  111,349            101,151
  Machinery and equipment                                    496,428            434,895
  Construction in progress                                    10,022              9,853
                                                          ----------         ----------

                                                             632,728            559,359

  Less accumulated depreciation and depletion                373,938            332,840
                                                          ----------         ----------

    Net property and equipment                               258,790            226,519
                                                          ----------         ----------

                                                          $  506,707         $  574,217
                                                          ==========         ==========








                        KRONOS TITAN GMBH AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 2004 and 2005

                                 (In thousands)


LIABILITIES AND OWNERS' EQUITY
                                                              2004               2005
                                                              ----               ----


Current liabilities:
  Accounts payable and accrued liabilities                $   76,952         $   71,987
  Payables to affiliates                                      35,260             75,447
  Deferred income taxes                                        1,912              3,508
                                                          ----------         ----------

    Total current liabilities                                114,124            150,942
                                                          ----------         ----------

Noncurrent liabilities:
  Note payable to affiliate                                   12,941             11,239
  Accrued pension cost                                        45,015            120,872
  Other                                                       12,193             13,047
                                                          ----------         ----------

    Total noncurrent liabilities                              70,149            145,158
                                                          ----------         ----------

Owners' equity:
  Subscribed capital                                          12,496             12,496
  Paid in capital                                            227,037            227,037
  Retained earnings (deficit)                                 (9,685)            42,548
  Accumulated other comprehensive income (loss):
    Currency translation                                     111,996             68,897
    Pension liabilities                                      (19,410)           (72,861)
                                                          ----------         ----------

      Total owners' equity                                   322,434            278,117
                                                          ----------         ----------

                                                          $  506,707         $  574,217
                                                          ==========         ==========

Commitments and contingencies (Notes 6, 9 and 12)

          See accompanying notes to consolidated financial statements




                        KRONOS TITAN GMBH AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)

                                                             2003                2004              2005
                                                             ----                ----              ----


Net sales                                                 $  487,337         $  552,216        $  584,219
Cost of sales                                                379,187            451,888           462,558
                                                          ----------         ----------        ----------

    Gross margin                                             108,150            100,328           121,661

Selling, general and administrative expense                   42,925             47,824            50,140
Other operating income (expense):
  Currency transaction gains (losses), net                    (3,519)            (2,533)            3,906
  Disposition of property and equipment                         (390)              (293)           (1,080)
                                                          ----------         ----------        ----------

    Income from operations                                    61,316             49,678            74,347

Other income (expense):
  Trade interest income                                          447                949               733
  Interest and other income from affiliates                    3,918              8,813            13,224
  Interest and other expense to affiliates                      (442)              (304)             (791)
  Interest expense                                              (368)              (651)             (595)
                                                          ----------         ----------        ----------

    Income before income taxes                                64,871             58,485            86,918

Income tax provision (benefit)                              (205,670)            17,507            34,685
                                                          ----------         ----------        ----------

    Net income                                            $  270,541         $   40,978        $   52,233
                                                          ==========         ==========        ==========

          See accompanying notes to consolidated financial statements.



                        KRONOS TITAN GMBH AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)


                                                             2003                2004              2005
                                                             ----                ----              ----


Net income                                                $  270,541         $   40,978        $   52,233
                                                          ----------         ----------        ----------

Other comprehensive income (loss), net of tax:
   Minimum pension liabilities adjustment                    (17,946)             4,400           (53,451)
   Currency translation adjustment                            37,674             36,472           (43,099)
                                                          ----------         ----------        ----------

     Total other comprehensive income                         19,728             40,872           (96,550)
                                                          ----------         ----------        ----------

Comprehensive income (loss)                               $  290,269         $   81,850        $  (44,317)
                                                          ==========         ==========        ==========


          See accompanying notes to consolidated financial statements.



                        KRONOS TITAN GMBH AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL / OWNERS' EQUITY

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)

                                                                                                  Accumulated other
                                                                                                    comprehensive
                                                          Owners' Equity                            income (loss)
                                           Partners'  -----------------------     Retained   ----------------------------
                                           capital    Subscribed      Paid-in     earnings     Currency      Pension
                                           (deficit)   capital        capital    (deficit)   translation   liabilities    Total
                                           --------   ----------      -------    ---------   -----------   -----------    ------

Balance at December 31, 2002               $118,589    $   -          $   -       $   -        $ 37,850     $ (5,864)    $150,575

Net income                                  270,541        -              -           -            -            -         270,541
Other comprehensive income (loss),
  net of tax                                   -           -              -           -          37,674      (17,946)      19,728
Partnership conversion                     (389,130)     12,496        376,634        -            -            -            -
                                           --------    --------       --------    --------     --------     --------     --------

Balance at December 31, 2003                   -         12,496        376,634        -          75,524      (23,810)     440,844

Net income                                     -           -              -         40,978         -            -          40,978
Dividends declared                             -           -              -        (50,663)        -            -         (50,663)
Other comprehensive income, net of tax         -           -              -           -          36,472        4,400       40,872
Noncash capital transaction                    -           -          (149,597)       -            -            -        (149,597)
                                           --------    --------       --------    --------     --------     --------     --------

Balance at December 31, 2004                   -         12,496        227,037      (9,685)     111,996      (19,410)     322,434

Net income                                     -           -              -         52,233         -            -          52,233
Other comprehensive income, net of tax         -           -              -           -         (43,099)     (53,451)     (96,550)
                                           --------    --------       --------    --------     --------     --------     --------

Balance at December 31, 2005               $   -       $ 12,496       $227,037    $ 42,548     $ 68,897     $(72,861)    $278,117
                                           ========    ========       ========    ========     ========     ========     ========

          See accompanying notes to consolidated financial statements.


                        KRONOS TITAN GMBH AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2003, 2004 and 2005
                                 (In thousands)

                                                             2003                2004              2005
                                                             ----                ----              ----

Cash flows from operating activities:
  Net income                                              $  270,541         $   40,978        $   52,233
  Depreciation, depletion and amortization                    20,452             23,583            20,980
  Noncash interest expense                                       140                200               141
  Deferred income taxes                                      (39,770)             6,178             9,427
  Net loss from disposition of property and equipment            390                293             1,080
  Pension, net                                                (5,021)            (4,540)           (3,328)
  Other, net                                                      12                167               155
  Change in assets and liabilities:
    Accounts and notes receivable                              1,827             (3,205)           (9,294)
    Inventories                                                1,830              5,837           (26,334)
    Prepaid expenses                                           1,107                559              (144)
    Accounts payable and accrued liabilities                   2,637             13,683             5,412
    Income taxes                                            (130,136)           126,599           (13,859)
    Accounts with affiliates                                 (85,431)           (82,855)           29,420
    Other noncurrent assets                                      481               (146)              109
    Other noncurrent liabilities                                (555)            (5,334)             (713)
                                                          ----------         ----------        ----------

      Net cash provided by operating activities               38,504            121,997            65,285
                                                          ----------         ----------        ----------

Cash flows from investing activities:
  Capital expenditures                                       (18,715)           (20,396)          (22,896)
  Proceeds from disposition of property and equipment              4               -                 -
                                                          ----------         ----------        ----------

      Net cash provided (used) by investing activities       (18,711)           (20,396)          (22,896)
                                                          ----------         ----------        ----------





                        KRONOS TITAN GMBH AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                        December 31, 2003, 2004 and 2005

                                 (In thousands)

                                                             2003                2004              2005
                                                             ----                ----              ----

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                            $    -             $   49,984        $     -
    Principal payments                                         -                (49,984)             -
  Loans from affiliates:
    Loans                                                      -                 11,597             4,860
    Repayments                                                 -                (88,656)             -
  Cash distributions                                           -                (50,663)             -
                                                          ----------         ----------        ----------

    Net cash used by financing activities                      -               (127,722)            4,860
                                                          ----------         ----------        ----------

Cash and cash equivalents - net change from:
    Operating, investing and financing
     activities                                               19,793            (26,121)           47,249
    Currency translation                                       3,241              1,706            (2,928)
  Balance at beginning of year                                 7,825             30,859             6,444
                                                          ----------         ----------        ----------

  Balance at end of year                                  $   30,859         $    6,444        $   50,765
                                                          ==========         ==========        ==========

Supplemental disclosures:
  Cash paid (received) for:
    Interest                                              $      674         $      626        $      516
    Income taxes                                                (166)          (132,629)            6,517


          See accompanying notes to consolidated financial statements.



                        KRONOS TITAN GMBH AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

     Kronos  Titan  GmbH  ("TG")  is  a   wholly-owned   subsidiary   of  Kronos
International, Inc. ("KII"). KII is a wholly-owned subsidiary of Kronos Worldwide, Inc. (NYSE:KRO) ("Kronos"). At December 31, 2005, (i) Valhi, Inc. (NYSE: VHI) held approximately 57% of Kronos' common stock and NL Industries, Inc. (NYSE: NL) held an additional 36% of the outstanding common stock of Kronos, (ii) Valhi owned 83% of NL's outstanding common stock and (iii) Contran Corporation and its subsidiaries held approximately 92% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of such companies.

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

     Principles of consolidation. The consolidated financial statements include the accounts of TG and its wholly-owned subsidiary (collectively, the
"Company"). All material intercompany accounts and balances have been eliminated. The Company has no involvement with any variable interest entity covered by the scope of FASB Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," as amended as of March 31, 2004.

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

     Property and equipment and depreciation. Property and equipment are stated at cost. Depreciation of property and equipment for financial reporting purposes is computed principally by the straight-line method over the estimated useful lives of ten to 40 years for buildings and three to 20 years for equipment. Accelerated depreciation methods are used for income tax purposes, as permitted. Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.

     Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized. The Company performs planned major maintenance activities during the year. Repair and maintenance costs estimated to be incurred in connection with planned major maintenance activities are accrued in advance and are included in cost of sales. Accrued repair and maintenance costs, included in other current liabilities and consisting primarily of materials and supplies, was $3.2 million and $2.2 million at December 31, 2004 and 2005, respectively.

     Interest costs related to major long-term capital projects and renewals are capitalized as a component of construction costs. Interest costs capitalized were not significant in 2003, 2004 or 2005.

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

     Income taxes. As a partnership under German law during 2003, TG was not subject to corporate income taxes, but was subject to trade income taxes. Deferred trade income tax assets and liabilities were recognized for the expected future tax consequences of temporary differences between the trade income tax and financial reporting carrying amounts of assets and liabilities. Effective December 31, 2003, the Company was converted from a partnership to a limited liability company. Subsequent to that date, the Company is subject to the German corporation tax, with a statutory rate of 25%, in addition to solidarity-surcharge of 5.5% of corporate income tax and trade income taxes. The Company periodically evaluates its deferred tax assets in the various taxing jurisdictions in which it operates and adjusts any related valuation allowance based on the estimate of the amount of such deferred tax assets that the Company believes does not meet the "more-likely-than-not" recognition criteria. See Note 9.

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

     Selling, general and administrative expenses; shipping and handling costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, shipping and handling, research and development, legal and administrative functions, such as accounting, treasury and finance, and includes costs for salary and benefits, travel and entertainment, promotional materials and professional fees. Shipping and handling costs are included in selling, general and administrative expense and were $19.8 million in 2003, $22.3 million in 2004 and $23.1 million in 2005. Advertising costs are expensed as incurred and were approximately $300,000 in each of 2003, 2004 and 2005.

     Stock options. The Company has not issued any stock options. However, certain employees of the Company have been granted options by NL to purchase NL common stock. The Company has elected the disclosure alternative prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, and to account for its stock-based employee compensation related to stock options in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. Prior to 2003, and following NL's cash settlement of options to purchase NL common stock held by certain individuals, NL and the Company, commenced accounting for its stock options using the variable accounting method because NL could not overcome the presumption that it would not similarly cash settle its remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including those with an exercise price at least equal to the market price on the date of grant) are accrued as an expense over their vesting period, with subsequent increases (decreases) in NL's market price resulting in additional compensation expense (income). Upon exercise of such options to purchase NL common stock held by employees of the Company, the Company pays NL an amount equal to the difference between the market price of NL's common stock on the date of exercise and the exercise price of such stock option. Aggregate compensation expense related to NL stock options held by employees of the Company was $12,000 in 2003 and $167,000 in 2004 and compensation income was $74,000 in 2005. The total income tax benefit related to such compensation cost recognized by the Company was approximately $4,000 in 2003 and $66,000 in 2004 and the total income tax provision related to the compensation income was $29,000 in 2005. No compensation cost was capitalized as part of assets (inventory or fixed assets) during 2003, 2004 and 2005.

     The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                           Years ended December 31,
                                                  -----------------------------------------
                                                   2003              2004            2005
                                                   ----              ----            ----
                                                                (In thousands)

Net income - as reported                        $270,541           $ 40,978           $ 52,233
Adjustments, net of applicable income
 tax effects:
  Stock-based employee compensation
  (income) expense determined under
    APBO No. 25                                       10                102                (45)
  Stock-based employee compensation
   expense determined under SFAS No. 123              (9)                (4)                (1)
                                                --------           --------           --------

Pro forma net income                            $270,542           $ 41,076           $ 52,187
                                                ========           ========           ========

Note 3 - Accounts and notes receivable:


                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

Trade receivables                                        $   71,914         $   69,019
Recoverable VAT and other receivables                         6,058              5,189
Allowance for doubtful accounts                              (1,240)            (1,149)
                                                         ----------         ----------

                                                         $   76,732         $   73,059
                                                         ==========         ==========

Note 4 - Inventories:

                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

Raw materials                                            $   20,379         $   21,386
Work in process                                              10,173             11,884
Finished products                                            55,349             65,242
Supplies                                                     15,949             15,165
                                                         ----------         ----------

                                                         $  101,850         $  113,677
                                                         ==========         ==========

Note 5 - Accounts payable and accrued liabilities:

                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

Accounts payable                                         $   39,732         $   39,206
Accrued liabilities:
  Employee benefits                                          15,957             16,632
  Waste acid recovery                                         9,598              9,149
  Other                                                      11,665              7,000
                                                         ----------         ----------

                                                         $   76,952         $   71,987
                                                         ==========         ==========

Note 6 - Long-term debt:

     The Company and certain of KII's subsidiaries in Belgium and Norway (Kronos Europe S.A./N.V.-"KEU", Kronos Titan A/S - "TAS" and Titania A/S - "TIA," Kronos Norge A/S, the parent company of TAS and TIA, and Kronos Denmark ApS, the parent company of Kronos Norge and KEU), referred to as the "Borrowers", have a euro 80 million secured revolving credit facility that matures in June 2008. Borrowings may be denominated in euros, Norwegian kroner or U.S. dollars, and bear interest at the applicable interbank market rate plus 1.125%. The facility also provides for the issuance of letters of credit up to euro 5 million. The credit facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower. The credit facility contains certain restrictive covenants which, among other things, restrict the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. In addition, the credit facility contains customary cross-default provisions with respect to other debt and obligations of Borrowers, KII and its other subsidiaries. At December 31, 2005, no amounts were outstanding under the European Credit Facility and the equivalent of $92.3 million was available for additional borrowing by the Borrowers. The Company, KEU and Kronos Denmark are unconditionally jointly and severally liable for any and all outstanding borrowings under the credit facility. TAS, TIA and Kronos Norge A/S are jointly and severally liable for any and all outstanding borrowings under the credit facility to the extent permitted by Norwegian law.

     In June 2002, KII issued at par value euro 285 million principal amount ($280 million when issued) of its 8.875% Senior Secured Notes due 2009 and in November 2004 KII issued at 107% of par an additional euro 90 million principal amount ($130 million when issued) of the KII senior secured notes (collectively the "Notes"). The Notes are collateralized by a pledge of 65% of the common stock or other ownership interests of certain of KII's first-tier operating subsidiaries. Such operating subsidiaries are the Company, Kronos Denmark ApS, Kronos Limited and Societe Industrielle Du Titane, S.A. The Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts the ability of KII and its subsidiaries, to incur debt, incur liens, or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. The Notes are redeemable, at KII's option, at redemption prices ranging from 104.437% of the principal amount, declining to 100% on or after December 30, 2008. In the event of a change of control of KII, as defined, KII would be required to make an offer to purchase its Notes at 101% of the principal amount. KII would also be required to make an offer to purchase a specified portion of its Notes at par value in the event KII generates a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period.

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

Note 7 - Other noncurrent liabilities:

                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

Employee benefits                                        $    4,111         $    3,842
Insurance claims expense                                      1,362              1,124
Other                                                         6,720              8,081
                                                         ----------         ----------

                                                         $   12,193         $   13,047
                                                         ==========         ==========

Note 8 - Employee benefit plans:

     The Company maintains a defined benefit pension plan and certain other benefits covering substantially all employees. Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods. At December 31, 2005, the Company expects to contribute the equivalent of approximately $11 million to its defined benefit pension plans during 2006.

     Certain actuarial assumptions used in measuring the defined benefit pension assets, liabilities and expenses are presented below. The Company uses a September 30th measurement date for their defined benefit pension plans.

     The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2004 and 2005 are presented in the table below. Such weighted-average rates were determined using the projected benefit obligations at each date.

                                                                                December 31,
                                                                            ------------------
                              Rate                                          2004          2005
                              ----                                          ----          ----

Discount rate                                                               5.0%          4.0%
Increase in future compensation levels                                      2.8%          2.8%

     The weighted-average rate assumptions used in determining the net periodic pension cost for 2003, 2004 and 2005 are presented in the table below. The weighted-average discount rate and the weighted-average increase in future compensation levels were determined using the projected benefit obligations at the beginning of each year, and the weighted-average long-term return on plan assets was determined using the fair value of plan assets at the beginning of each year.

                                                                          Years ended December 31,
                                                                       ------------------------------
                              Rate                                     2003         2004         2005
                              ----                                     ----         ----         ----

   Discount rate                                                       5.3%         5.3%         5.0%
   Increase in future compensation levels                              2.8%         2.8%         2.8%
   Long-term return on plan assets                                     6.5%         6.5%         6.0%

     Plan assets are comprised  primarily of investments in corporate equity and
debt  securities,   short-term  investments,  mutual  funds  and  group  annuity contracts.

     The components of the net periodic defined benefit pension cost are set forth below.


                                                           Years ended December 31,
                                                  -----------------------------------------
                                                   2003              2004            2005
                                                   ----              ----            ----
                                                                (In thousands)

Net periodic pension cost:
  Service cost benefits                         $  2,621           $  3,289           $  3,742
  Interest cost on projected benefit
   obligation ("PBO")                              9,354             10,558             10,540
  Expected return on plan assets                  (8,831)            (9,448)            (8,841)
  Amortization of prior service cost                   -                196                200
  Amortization of net transition obligation          251                 69               -
  Recognized actuarial losses                         20                782              1,644
                                                --------           --------           --------

                                                $  3,415           $  5,446           $  7,285
                                                ========           ========           ========

     The funded status of the Company's defined benefit pension plan is set forth below.

                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)
Change in projected benefit obligations ("PBO"):
  Benefit obligations at beginning of year               $  205,440         $  232,308
  Service cost                                                3,289              3,742
  Interest cost                                              10,558             10,540
  Participant contributions                                   1,206              1,316
  Actuarial losses                                            4,968             81,199
  Benefits paid                                             (12,442)           (35,385)
  Change in currency exchange rates                          19,289            (13,780)
                                                         ----------         ----------

    Benefit obligations at end of year                   $  232,308         $  279,940
                                                         ----------         ----------

Change in fair value of plan assets:
  Fair value of plan assets at beginning of year         $  116,275         $  136,919
  Actual return on plan assets                               10,026              4,596
  Employer contributions                                     10,432             11,182
  Participant contributions                                   1,206              1,316
  Change in currency exchange rates                          11,422            (18,204)
  Benefits paid                                             (12,442)           (13,780)
                                                         ----------         ----------

      Fair value of plan assets at end of year           $  136,919         $  122,029
                                                         ----------         ----------

Funded status at year end:
  Plan assets less than PBO                              $  (95,389)        $ (157,911)
  Unrecognized actuarial loss                                79,381            147,873
  Unrecognized prior service cost                             3,672              3,000
                                                         ----------         ----------

                                                         $  (12,336)        $   (7,038)
                                                         ==========         ==========

Amounts recognized in the balance sheet:
  Unrecognized net pension obligations                   $    3,672         $    3,000
  Accrued pension cost:
    Current                                                  (8,587)          (120,872)
    Noncurrent                                              (45,015)            (9,858)
  Accumulated other comprehensive loss                       37,594            120,692
                                                         ----------         ----------

                                                         $  (12,336)        $   (7,038)
                                                         ==========         ==========

     SFAS No. 87, "Employers' Accounting for Pension Costs" requires that an additional pension liability be recognized when the unfunded accumulated pension benefit obligation exceeds the unfunded accrued pension liability. The accumulated benefit obligation of the Company's defined benefit pension plan was $255.4 million at December 31, 2005 (2004 - $193.6 million). Variances from actuarially assumed rates will change the actuarial valuation of accrued pension liabilities, pension expense and funding requirements in future periods.

     In determining the expected long-term rate of return on plan asset assumptions, the Company considers the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of its plans and the expected long-term rates of return for such asset components. In addition, the Company receives advice about appropriate long-term rates of return from the Company's third-party actuaries. The composition of the Company's plan assets is established to satisfy the requirements of the German insurance commissioner. The plan asset allocation at December 31, 2005 was 23% to equity managers, 48% to fixed income managers and 29% to real estate (2004 - 23%, 48% and 29%, respectively). The Company regularly reviews its actual asset allocation for each of its plans, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

     The Company expects total defined benefit pension plan expense to be approximately $12 million in 2006. The Company expects future benefits paid from all defined benefit pension plans to be as follows:

                                                                  Amount
 Years ending December 31,                                    (In thousands)
--------------------------                                    --------------

    2006                                                        $13,274
    2007                                                         13,392
    2008                                                         13,510
    2009                                                         13,628
    2010                                                         13,746
    2011 to 2015                                                 69,319

Note 9 - Income taxes:

     The components of (i) the difference between the provision for income taxes attributable to pretax income and the amounts that would be expected using the German statutory corporation tax rate of 25% in 2003 and 26.4% in 2004 and 2005,
(ii) the provision for income taxes and (iii) the comprehensive tax provision are presented below.


                                                           Years ended December 31,
                                                  -----------------------------------------
                                                   2003              2004            2005
                                                   ----              ----            ----
                                                                (In thousands)

Pretax income                                   $  64,871         $  58,485        $  86,918
                                                =========         =========        =========

Expected tax expense                            $  16,218         $  15,440        $  22,946
Trade income tax                                   11,365             7,773           11,212
German tax refund                                (123,033)           (2,508)            -
Change in deferred income tax
  valuation allowance, net                           -               (3,146)            -
Tax contingency reserve adjustment                   -                 -               1,387
Organschaft adjustment                            (94,079)             -                -
No corporation tax provision due
  to partnership structure                        (16,218)             -                -
Other, net                                             77               (52)            (860)
                                                ---------         ---------        ---------

    Income tax expense (benefit)                $(205,670)        $  17,507        $  34,685
                                                =========         =========        =========

Provision for income taxes:
  Current income tax expense (benefit)          $(165,900)        $  11,329        $  25,258
  Deferred income tax expense (benefit)           (39,770)            6,178            9,427
                                                ---------         ---------        ---------

                                                $(205,670)        $  17,507        $  34,685
                                                =========         =========        =========

Comprehensive provision (benefit) for income
 taxes allocable to:
  Pretax income                                 $(205,670)        $  17,507        $  34,685
  Other comprehensive loss - pension
   liabilities                                     (5,331)           (8,081)         (32,649)
                                                ---------         ---------        ---------

                                                $(211,001)        $   9,426        $   2,036
                                                =========         =========        =========

     The components of the net deferred tax liability are summarized below.

                                                                                 December 31,
                                                             ---------------------------------------------------
                                                                       2004                        2005
                                                             -----------------------     -----------------------
                                                             Assets      Liabilities     Assets      Liabilities
                                                             ------      -----------     ------      -----------
Tax effect of temporary differences
 relating to:
  Inventories                                               $  -          $ (1,816)    $   -          $ (2,375)
  Property and equipment                                     38,327           -          26,362           -
  Accrued (prepaid) pension cost                             14,770        (27,598)      47,420        (24,398)
  Other taxable differences                                    -            (7,518)        -            (3,473)
Tax loss and tax credit carryforwards                          -              -            -              -
                                                            -------       --------     --------       --------

  Gross deferred tax assets (liabilities)                    53,097        (36,932)      73,782        (30,246)

Reclassification, principally netting by
 tax jurisdiction                                           (35,020)        35,020      (26,738)        26,738
                                                            -------       --------     --------       --------

  Net total deferred tax liabilities                         18,077         (1,912)      47,044         (3,508)
  Net current deferred tax liabilities                         -            (1,912)        -            (3,508)
                                                            -------       --------     --------       --------

  Net noncurrent deferred tax liabilities                   $18,077       $   -        $ 47,044       $   -
                                                            =======       ========     ========       ========

     The Company's has no deferred income tax valuation allowance as of December 31, 2004 and 2005.

     During 2003, the Company's legal form was as a partnership. As a partnership, the Company was not subject to corporation tax, although the Company was subject to trade income tax. Effective December 31, 2003, the Company was converted to a limited liability company and was also subject to the German corporation tax in years following 2003. As a result of the conversion of the Company from a partnership, the Company recognized net deferred income tax assets of approximately $52 million related to the expected future tax consequences of temporary differences between the corporate income tax and financial reporting carrying amounts of its assets and liabilities.

     In the first  quarter  of 2003,  the  Company  was  notified  by the German
Federal Fiscal Court (the "Court") that the Court had ruled in the Company's favor concerning a claim for refund suit in which the Company sought refunds of prior taxes paid during the periods 1990 through 1997. The Company was required to file amended tax returns with the German tax authorities in order to receive its refunds for such years, and all of such amended returns were filed during 2003. Such amended returns reflected an aggregate refund of taxes and related interest to the Company of euro 103.2 million ($123.0 million) and the Company recognized the benefit for these net funds in its 2003 results of operations. For the year ended December 31, 2004, the Company recognized a refund of euro
4.0 million ($5.3 million) related to additional net interest which has accrued on the outstanding refund amount. In 2004, TG had received net refunds of euro
107.2 million ($135.4 million when received). All refunds relating from the periods 1990 to 1997 were received by December 31, 2004. In addition to the refunds for the 1990 to 1997 periods, the court ruling also resulted in a refund of 1999 income taxes and interest, and the Company received euro 21.5 million ($24.6 million) in 2003.

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

     The Company is a party to services and cost sharing agreements among several affiliates of the Company whereby Kronos, KII, KEU and other affiliates provide certain management, financial, insurance and administrative services to the Company on a fee basis. The Company's expense was approximately $7.1 million in 2003, $7.8 million in 2004 and $7.9 million in 2005 related to these services and costs.

     The Company charges affiliates for certain management, financial and administrative services costs, which totaled approximately $4.3 million, $4.4 million and $4.8 million in 2003, 2004 and 2005, respectively. These charges to affiliates were reflected primarily as a reduction of selling, general and administrative expense.

     Tall Pines Insurance Company and EWI RE, Inc. ("EWI") provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including KII, Kronos and the Company. Tall Pines is wholly owned by a subsidiary of Valhi, and EWI is a wholly-owned subsidiary of NL. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker. The aggregated premiums paid to Tall Pines (including amounts paid to Valmont Insurance Company, another subsidiary of Valhi that was merged into Tall Pines in 2004) and EWI by the Company were $4.1 million, $4.0 million and $3.5 million in 2003, 2004 and 2005, respectively. These amounts principally included payments for insurance, but also included commissions paid to Tall Pines and EWI. Tall Pines purchases reinsurance for substantially all of the risks it underwrites. The Company expects that these relationships with Tall Pines and EWI will continue in 2006.

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


                                                           Years ended December 31,
                                                  -----------------------------------------
                                                   2003              2004            2005
                                                   ----              ----            ----
                                                                (In thousands)

   Sales to:
     Kronos (US), Inc. ("KUS")                  $  37,550         $  21,448        $  25,977
     Societe Industrielle du Titane,
      S.A. ("SIT")                                 32,969            39,091           40,116
     KEU                                           22,417            23,872           26,943
     Kronos Limited ("KUK")                        22,151            18,677           21,162
     Kronos Canada, Inc. ("KC")                     5,026             5,414            8,623
     Other affiliates                              16,368            24,936           31,178
                                                ---------         ---------        ---------

                                                $ 136,481         $ 133,438        $ 153,999
                                                =========         =========        =========

   Purchases from:
     KEU                                        $  33,061         $  42,836        $  43,914
     TAS                                            5,722            10,796           11,296
     KC                                              -                  271               41
                                                ---------         ---------        ---------

                                                $  38,783         $  53,903        $  55,251
                                                =========         =========        =========

     KUS purchases the rutile and slag feedstock used as a raw material in the Company's chloride process TiO2 facility. The Company purchases such feedstock from KUS for use in its facility for an amount equal to the amount paid by KUS to the third-party supplier plus a 2.5% administrative fee. Such feedstock purchases were $56.2 million in 2003, $66.7 million in 2004 and $72.3 million in 2005.

     The Company sells water treatment chemicals (derived from co-products of the TiO2 production processes) to KII. Such water treatment chemical sales were $12.8 million in 2003, $16.1 million in 2004 and $18.8 million in 2005.

     The  Company  purchases   ilmenite  (sulfate   feedstock)  from  TIA  on  a
year-to-year basis. Such feedstock purchases were $15.5 million in 2003, $17.4 million in 2004 and $21.4 million in 2005.

     At January 1, 2002, the Company is party to an accounts receivable factoring agreement with certain European affiliates of the Company pursuant to which these affiliates factored their export accounts receivable without recourse to the Company for a fee of 0.85%. Upon non-recourse transfer from these affiliates, the Company assumes all risk pertaining to the factored receivables, including, but not limited to, exchange control risks, risks pertaining to the bankruptcy of a customer and risks related to late payments. Export receivables purchased by the Company during 2003, 2004 and 2005 aggregated $101 million, $120 million and $124 million, respectively.

     Net  amounts   currently   receivable  from  (payable  to)  affiliates  are
summarized in the following table.




                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

Receivable from:
  KUK                                                    $      862         $     -
  SIT                                                         1,632               -
  KEU                                                             -              9,068
  Kronos B.V.                                                 2,055               -
  KII                                                        25,032             32,833
  KC                                                          1,496                227
  Other affiliates                                            1,278                893
                                                         ----------         ----------

                                                         $   32,355         $   43,021
                                                         ==========         ==========

Current payable to:
  KII - income taxes                                     $   14,386         $   30,173
  KUS                                                         5,390              9,553
  TIA                                                         8,817             25,090
  Kronos B.V.                                                  -                 8,596
  KEU                                                         4,456               -
  TAS                                                         2,139                521
  Other affiliates                                               72              1,514
                                                         ----------         ----------

                                                         $   35,260         $   75,447
                                                         ==========         ==========

Noncurrent receivable from TAS                           $    5,449         $     -
                                                         ==========         ==========

Noncurrent payables to KDK                               $   12,941         $   11,239
                                                         ==========         ==========

     Such amounts receivable from affiliates were generally related to product sales (including water treatment chemical sales to KII) and services rendered. Amounts payable to affiliates, net were related primarily to raw material purchases, accounts receivable factoring and services received.

     The Company borrowed euro 9.5 million from KDK in October 2004 ($11.2 million at December 31, 2005). This note bears an interest rate of 2.675% and is due on March 31, 2006, with an option to renew.

     The Company loaned TAS euro 4 million ($5.4 million) during 2004. This note receivable bore interest at 3.1% and was repaid in 2005.

     Included in other affiliate income and other affiliate expense was other affiliate interest income/expense, factoring fees and service fees.

Note 11 - NL common stock options held by employees of the Company:

     At December 31, 2005, employees of the Company held options to purchase approximately 9,000 shares of NL common stock, which are exercisable at various dates through 2010 (approximately 4,000) at an exercise of $5.63 per share, and exercisable at various dates through 2011 (approximately 5,000) at an exercise price of $11.49 per share.

     The pro forma information required by SFAS No. 123 is based on an estimation of the fair value of options issued subsequent to January 1, 1995. See Notes 2 and 15. No options were granted during 2003, 2004 or 2005. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

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

     The Company leases the land under its Leverkusen TiO2 production facility pursuant to a lease with Bayer AG that expires in 2050. The Leverkusen facility itself, which is owned by the Company and which represents approximately two-thirds of the Company's current TiO2 production capacity, is located within the lessor's extensive manufacturing complex. Rent for the land lease associated with the Leverkusen facility is periodically established by agreement with Bayer for periods of at least two years at a time. The lease agreement provides for no formula, index or other mechanism to determine changes in the rent for such land lease; rather, any change in the rent is subject solely to periodic negotiation between Bayer and the Company. Any change in the rent based on such negotiations is recognized as part of lease expense starting from the time such change is agreed upon by both parties, as any such change in the rent is deemed "contingent rentals" under GAAP. Under a separate supplies and services agreement expiring in 2011, the lessor provides some raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility.

     Net rent expense aggregated $5 million in 2003 and $4 million in each of 2004 and 2005. At December 31, 2005, minimum rental commitments under the terms of noncancellable operating leases were as follows:

                                                                           Amount
                                                                       --------------
                                                                       (in thousands)
Years ending December 31,
--------------------------
    2006                                                                   $ 2,248
    2007                                                                     1,522
    2008                                                                     1,370
    2009                                                                     1,294
    2010                                                                     1,034
    2011 and thereafter                                                     20,931
                                                                           -------

                                                                           $28,399
                                                                           =======

     Approximately $20.1 million of the $28.4 million aggregate future minimum rental commitments at December 31, 2005 relates to the Company's Leverkusen facility lease discussed above. The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2005. As discussed above, any change in the rent is based solely on negotiations between Bayer and the Company, and any such change in the rent is deemed "contingent rentals" under GAAP which is excluded from the future minimum lease payments disclosed above.

     Purchase commitments. KUS has long-term supply contracts that provide for certain affiliates' chloride feedstock requirements through 2010. The Company purchases chloride feedstock underlying these long-term supply contracts from KUS. The agreements require KUS to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $618 million at December 31, 2005.

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

     Concentrations of credit risk. Sales of TiO2 accounted for more than 97% of net sales during each of 2003, 2004 and 2005. The remaining sales result from the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper, as well as fibers, rubber, ceramics, inks and cosmetics markets. Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 1,000 customers, with the top ten external customers approximating 20% of net sales in 2003, 22% of net sales in 2004 and 21% of net sales in 2005. Approximately 74% of the Company's TiO2 sales by volume were to Europe in 2003 and 78% in each of 2004 and 2005. Approximately 11% in 2003 and 7% in each of 2004 and 2005 of sales by volume were to North America.

Note 13 - Financial instruments:

     Summarized below is the estimated fair value and related net carrying value of the Company's financial instruments.

                                             December 31,                December 31,
                                                 2004                        2005
                                      ---------------------------  -------------------------
                                        Carrying        Fair         Carrying      Fair
                                         Amount        Value          Amount       Value
                                      ------------- -------------  -------------------------
                                                          (In millions)

Cash and cash equivalents                $ 6.4         $ 6.4          $ 50.8      $ 50.8

Note payable to affiliate                 12.9          12.9            11.2        11.2

     The Company periodically uses interest rate swaps, currency swaps and other types of contracts to manage interest rate and foreign exchange risk with respect to financial assets or liabilities. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does it currently anticipate doing so in the future. The Company was not a party to any such contracts during 2003, 2004 and 2005.

     Other than as described above, the Company was not a party to any material derivative financial instruments during 2003, 2004 or 2005. There was no impact on the Company's financial statements from adopting SFAS No. 133.

Note 14- Accounting principles newly adopted in 2003 and 2004:

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

Note 15- Accounting principles not yet adopted:

     Stock options. The Company will adopt SFAS No. 123R, "Share-Based Payment", as of January 1, 2006. SFAS No. 123R, among other things, eliminated the alternative in previously existing GAAP to use the intrinsic value method of accounting for stock-based employee compensation under APBO No. 25. Upon adoption of SFAS No. 123R, the Company will generally be required to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with the cost recognized over the period during which an employee is required to provide services in exchange for the award (generally, the vesting period of the award). No compensation cost will be recognized in the aggregate for equity instruments for which the employee does not render the requisite service (generally, the instrument is forfeited before it has vested). The grant-date fair value will be estimated using option-pricing models (e.g. Black-Scholes or a lattice model). Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to all new awards granted on or after January 1, 2006, and to all awards existing as of December 31, 2005 which are subsequently modified, repurchased or cancelled. Additionally, as of January 1, 2006, the Company will be required to recognize compensation cost previously measured under SFAS No. 123 for the portion of any non-vested award existing as of December 31, 2005 over the remaining vesting period. Because the Company has not granted any options to purchase its common stock and did not grant any options prior to January 1, 2006, and because the number of non-vested awards as of December 31, 2005 with respect to options granted by NL to employees of the Company is not expected to be material, the effect of adopting SFAS No. 123R is not expected to be significant in so far as it relates to the recognition of compensation cost in the Company's consolidated statements of income for existing stock options. Should the Company or one of its affiliates, however, grant a significant number of options in the future to employees of the Company, the Company could recognize material amounts of compensation cost related to such options in its consolidated financial statements.

     Also upon adoption of SFAS No. 123R, any cash income tax benefit resulting from the exercise of stock options in excess of the cumulative income tax benefit related to such options previously recognized for GAAP financial reporting purposes in the Company's consolidated statements of income, if any, will be reflected as a cash inflow from financing activities in the Company's consolidated statements of cash flows, and the Company's cash flows from operating activities will reflect the effect of cash paid for income taxes exclusive of such cash income tax benefit.

     SFAS No. 123R also requires certain expanded disclosures regarding the Company's stock options, and such expanded disclosures have been provided in
Note 2.

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


                       KRONOS DENMARK APS AND SUBSIDIARIES

                   Index of Consolidated Financial Statements


Financial Statements                                                     Pages

Report of Independent Registered Public Accounting Firm                  FB-2

Consolidated Balance Sheets - December 31, 2004 and 2005                 FB-3

Consolidated Statements of Income - Years ended
  December 31, 2003, 2004 and 2005                                       FB-5

Consolidated Statements of Comprehensive Income - Years ended
  December 31, 2003, 2004 and 2005                                       FB-6

Consolidated Statements of Stockholder's Equity - Years ended
  December 31, 2003, 2004 and 2005                                       FB-7

Consolidated Statements of Cash Flows - Years ended
  December 31, 2003, 2004 and 2005                                       FB-8

Notes to Consolidated Financial Statements                              FB-10











             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholder of Kronos Denmark ApS:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholder's equity and cash flows present fairly, in all material respects, the financial position of Kronos Denmark ApS and Subsidiaries at December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





PricewaterhouseCoopers LLP




Dallas, Texas
March 28, 2006





                       KRONOS DENMARK APS AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2004 and 2005

                        (In thousands, except share data)

               ASSETS
                                                              2004               2005
                                                              ----               ----

Current assets:
    Cash and cash equivalents                             $    3,566         $    1,042
    Restricted cash                                            1,529              1,355
    Accounts and notes receivable                             18,422             17,319
    Receivable from affiliates                                16,029             27,493
    Refundable income taxes                                    1,542                205
    Inventories                                               65,282             69,506
    Prepaid expenses                                             908                900
                                                          ----------         ----------

        Total current assets                                 107,278            117,820
                                                          ----------         ----------


Other assets:
    Note receivable from affiliate                            12,941             11,239
    Other                                                      7,013              6,153
                                                          ----------         ----------

        Total other assets                                    19,954             17,392
                                                          ----------         ----------


Property and equipment:
    Land                                                      19,236             16,829
    Buildings                                                 41,196             36,995
    Machinery and equipment                                  190,748            176,849
    Mining properties                                         72,384             68,163
    Construction in progress                                   3,443              1,964
                                                          ----------         ----------

                                                             327,007            300,800
    Less accumulated depreciation and amortization           200,873            188,090
                                                          ----------         ----------

        Net property and equipment                           126,134            112,710
                                                          ----------         ----------

                                                          $  253,366         $  247,922
                                                          ==========         ==========





                       KRONOS DENMARK APS AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 2004 and 2005

                        (In thousands, except share data)


         LIABILITIES AND STOCKHOLDER'S EQUITY
                                                              2004               2005
                                                              ----               ----


Current liabilities:
    Current maturities of long-term debt                  $   13,792         $      958
    Accounts payable and accrued liabilities                  38,776             38,406
    Payable to affiliates                                     10,142              9,058
    Income taxes                                               6,427              6,564
    Deferred income taxes                                      2,363              2,194
                                                          ----------         ----------

        Total current liabilities                             71,500             57,180
                                                          ----------         ----------

Noncurrent liabilities:
    Long-term debt                                               178              3,567
    Note payable to affiliate                                  5,449               -
    Deferred income taxes                                     22,358             19,266
    Accrued pension costs                                      2,493              4,129
    Other                                                      3,484              1,362
                                                          ----------         ----------

        Total noncurrent liabilities                          33,962             28,324
                                                          ----------         ----------

Stockholder's equity:
      Common stock - 100 Danish kroner par value;
        10,000 shares authorized; 10,000 shares
         issued and outstanding                                  136                136
      Additional paid-in capital                             216,996            216,996
      Accumulated deficit                                    (69,643)           (34,216)
      Accumulated other comprehensive loss:
        Currency translation adjustment                        9,686            (10,584)
        Minimum pension liability                             (9,271)            (9,914)
                                                          ----------         ----------

             Total stockholder's equity                      147,904            162,418
                                                          ----------         ----------

                                                          $  253,366         $  247,922
                                                          ==========         ==========

Commitments and contingencies (Notes 7, 10 and 13)

          See accompanying notes to consolidated financial statements.

                       KRONOS DENMARK APS AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)


                                                             2003                2004              2005
                                                             ----                ----              ----

Net sales                                                 $  292,611         $  345,962        $  364,865
Cost of sales                                                234,881            284,902           291,075
                                                          ----------         ----------        ----------

    Gross margin                                              57,730             61,060            73,790

Selling, general and administrative expense                   19,596             23,874            24,868
Other operating income (expense):
  Currency transaction gains (losses), net                       355                980               173
  Disposition of property and equipment                           37               (596)             (220)
  Other, net                                                     350                286               489
                                                          ----------         ----------        ----------

    Income from operations                                    38,876             37,856            49,364

Other income (expense):
  Trade interest income                                          163                 73                88
  Securities transaction gain                                   -                  -                5,439
  Other income from affiliates                                   198                202               387
  Interest and other expense to affiliates                    (2,608)            (2,943)           (2,572)
  Interest expense                                            (2,309)            (1,529)           (1,142)
                                                          ----------         ----------        ----------

    Income before income taxes                                34,320             33,659            51,564

Provision for income taxes                                     7,428              9,843            16,137
                                                          ----------         ----------        ----------

   Net income                                             $   26,892         $   23,816        $   35,427
                                                          ==========         ==========        ==========

          See accompanying notes to consolidated financial statements.


                       KRONOS DENMARK APS AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)


                                                             2003                2004              2005
                                                             ----                ----              ----


Net income                                                $   26,892         $   23,816        $   35,427
                                                          ----------         ----------        ----------

Other comprehensive income (loss), net of tax:
      Currency translation adjustment                         10,998             13,890           (20,270)
      Minimum pension liability                              (10,459)             1,188              (643)
                                                          ----------         ----------        ----------

      Total other comprehensive income                           539             15,078           (20,913)
                                                          ----------         ----------        ----------

Comprehensive income                                      $   27,431         $   38,894        $   14,514
                                                          ==========         ==========        ==========


          See accompanying notes to consolidated financial statements.




                       KRONOS DENMARK APS AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)


                                                                                           Accumulated other
                                                                                     comprehensive income (loss)
                                                                                     ---------------------------
                                                        Additional                     Currency          Minimum
                                          Common         paid-in     Accumulated      translation        pension
                                           stock          capital      deficit         adjustment       liability        Total
                                         --------      -----------   -----------     -------------      ---------        -----

Balance at December 31, 2002             $    136        $ 216,996    $(120,351)      $ (15,202)        $    -        $  81,579

Net income                                   -                -          26,892            -                 -           26,892
Other comprehensive income (loss),
  net of tax                                 -                -            -             10,998           (10,459)          539
                                         --------        ---------    ---------       ---------         ---------     ---------

Balance at December 31, 2003                  136          216,996      (93,459)         (4,204)          (10,459)      109,010

Net income                                   -                -          23,816            -                 -           23,816
Other comprehensive income, net of tax       -                -            -             13,890             1,188        15,078
                                         --------        ---------    ---------       ---------         ---------     ---------

Balance at December 31, 2004                  136          216,996      (69,643)          9,686            (9,271)      147,904

Net income                                   -                -          35,427            -                 -           35,427
Other comprehensive income, net of tax       -                -            -            (20,270)             (643)      (20,913)
                                         --------        ---------    ---------       ---------         ---------     ---------

Balance at December 31, 2005             $    136        $ 216,996    $ (34,216)      $ (10,584)        $  (9,914)    $ 162,418
                                         ========        =========    =========       =========         =========     =========

          See accompanying notes to consolidated financial statements.


                       KRONOS DENMARK APS AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)


                                                             2003                2004              2005
                                                             ----                ----              ----


Cash flows from operating activities:
  Net income                                              $   26,892         $   23,816        $   35,427
  Depreciation and amortization                               11,446             12,041            13,379
  Noncash interest expense                                       332                358               302
  Deferred income taxes                                       (5,405)            (2,983)             (265)
  Securities transaction gain                                   -                  -               (5,439)
  Net loss (gain) from disposition of
   property and equipment                                        (37)               596               220
  Pension, net                                                 2,278              4,372             1,469
  Change in assets and liabilities:
    Accounts and notes receivable                                437               (967)           (1,727)
    Inventories                                               (2,250)             6,500           (12,685)
    Prepaid expenses                                             143                 17              (104)
    Accounts payable and accrued liabilities                   4,107              3,130             5,324
    Income taxes                                              (2,902)              (453)            2,379
    Accounts with affiliates                                  10,403            (37,220)          (13,683)
    Other noncurrent assets                                   (4,181)             2,257              (552)
    Other noncurrent liabilities                                 547             (1,420)           (1,936)
                                                          ----------         ----------        ----------

      Net cash provided by operating activities               41,810             10,044            22,109
                                                          ----------         ----------        ----------

Cash flows from investing activities:
  Capital expenditures                                       (10,274)           (11,725)          (15,044)
  Loans to affiliates                                           -               (11,597)             -
  Proceeds from disposal of interest in
       Norwegian smelting operation                             -                  -                3,542
  Change in restricted cash equivalents and restricted                                                129
       marketable debt securities, net                          (554)               (70)
  Proceeds from disposition of property and equipment            350                100                29
                                                          ----------         ----------        ----------

        Net cash used by investing activities                (10,478)           (23,292)          (11,344)
                                                          ----------         ----------        ----------




                       KRONOS DENMARK APS AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)


                                                             2003                2004              2005
                                                             ----                ----              ----


Cash flows from financing activities:
  Indebtedness:
    Borrowings                                            $   16,106         $   62,140        $    4,620
    Principal payments                                       (46,006)           (50,089)          (13,159)
  Loans from affiliates - repayments                            -                  -               (4,648)
                                                          ----------         ----------        ----------

Net cash provided (used) by financing activities             (29,900)            12,051           (13,187)
                                                          ----------         ----------        ----------

Cash and cash equivalents:
  Net change during the year from:
    Operating, investing and financing
     activities                                                1,432             (1,197)           (2,422)
    Currency translation                                         336                 82              (102)
  Balance at beginning of  period                              2,913              4,681             3,566
                                                          ----------         ----------        ----------

  Balance at end of period                                $    4,681         $    3,566        $    1,042
                                                          ==========         ==========        ==========


Supplemental disclosures:
  Cash paid for:
    Interest                                              $    4,638         $    4,198        $      446
    Income taxes                                              11,525             13,331            13,885

Inventories received as partial consideration
    for disposal of interest in Norwegian
     smelting operation                                   $     -            $     -           $    1,897

          See accompanying notes to consolidated financial statements.


                       KRONOS DENMARK APS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

     Kronos Denmark ApS ("KDK") was incorporated in Denmark in October 1999 and is a wholly-owned subsidiary of Kronos International, Inc. ("KII"). KII is a wholly-owned subsidiary of Kronos Worldwide, Inc. (NYSE:KRO). At December 31, 2005, (i) Valhi, Inc (NYSE: VHI) owned approximately 57% of Kronos' common stock and NL Industries, Inc. (NYSE: NL) held an additional 36% of the outstanding common stock of Kronos, (ii) Valhi owned 83% of NL's outstanding common stock and (iii) Contran Corporation and its subsidiaries held approximately 92% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of such companies.

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

     Restricted marketable debt securities. Restricted marketable debt securities are primarily invested in corporate debt securities and include amounts restricted in accordance with applicable Norwegian law regarding certain requirements of the Company's Norwegian defined benefit pension plans ($2.9 million and $2.6 million at December 31, 2004 and 2005, respectively). The restricted marketable debt securities are generally classified as either a current or noncurrent asset depending upon the maturity date of each such debt security and are carried at market, which approximates cost.

     Accounts receivable. The Company provides an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

     Property and equipment and depreciation. Property and equipment are stated at cost. The Company has a governmental concession with an unlimited term to operate an ilmenite mine in Norway. Mining properties consist of buildings and equipment used in the Company's Norwegian ilmenite mining operations. While the Company owns the land and ilmenite reserves associated with the mine, such land and reserves were acquired for nominal value and the Company has no material asset recognized for the land and reserves related to such mining operations. Depreciation of property and equipment for financial reporting purposes (including mining properties) is computed principally by the straight-line method over the estimated useful lives of ten to 40 years for buildings and three to 20 years for equipment. Accelerated depreciation methods are used for income tax purposes, as permitted. Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.

     Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized. The Company performs planned major maintenance activities during the year. Repair and maintenance costs estimated to be incurred in connection with planned major maintenance activities are accrued in advance and are included in cost of sales. Accrued repair and maintenance costs, included in other current liabilities and consisting primarily of materials and supplies, was $600,000 and $1.2 million at December 31, 2004 and 2005, respectively.

     Interest costs related to major long-term capital projects and renewals are capitalized as a component of construction costs. Interest costs capitalized were not significant in 2003, 2004 or 2005.

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

     Employee benefit plans. Accounting and funding policies for retirement plans are described in Note 9.

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

     Selling, general and administrative expenses; shipping and handling costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, shipping and handling, research and development, legal and administrative functions, such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. Shipping and handling costs are included in selling, general and administrative expense and were $11.2 million in 2003, $13.1 million in 2004 and $13.2 million in 2005. Advertising costs are expensed as incurred and were approximately $100,000 in each of 2003, 2004 and 2005. Research, development and certain sales technical support costs are expensed as incurred and approximated $300,000 in 2003, $200,000 in 2004 and $300,000 in 2005.

     Stock options. The Company has not issued any stock options. However, certain employees of the Company have been granted options by NL to purchase NL common stock. The Company has elected the disclosure alternative prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, and to account for its stock-based employee compensation related to stock options in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. Prior to 2003, and following NL's cash settlement of options to purchase NL common stock held by certain individuals, NL and the Company, commenced accounting for its stock options using the variable accounting method because NL could not overcome the presumption that it would not similarly cash settle its remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including those with an exercise price at least equal to the market price on the date of grant) are accrued as an expense over their vesting period, with subsequent increases (decreases) in NL's market price resulting in additional compensation expense (income). Upon exercise of such options to purchase NL common stock held by employees of the Company, the Company pays NL an amount equal to the difference between the market price of NL's common stock on the date of exercise and the exercise price of such stock option. Compensation cost recognized by the Company in accordance with APBO No. 25 and the amount charged to the Company by NL for stock option exercises was $117,000 in 2003 and $319,000 in 2004, and compensation income was $185,000 in 2005. The total income tax benefit related to such compensation cost recognized by the Company was approximately $41,000 in 2003 and $96,000 in 2004, and the total income tax provision related to the compensation income was $52,000 in 2005. No compensation cost was capitalized as part of assets (inventory or fixed assets) during 2003, 2004 and 2005.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                           Years ended December 31,
                                                  -----------------------------------------
                                                   2003              2004            2005
                                                   ----              ----            ----
                                                   (In millions, except per share amounts)

Net income - as reported                        $ 26,892          $ 23,816         $ 35,427

Adjustments, net of applicable income tax
 effects:
  Stock-based employee compensation
     (income) expense determined under
      APBO No. 25                                     77               223             (133)
  Stock-based employee compensation
   expense determined under SFAS No. 123             (38)               (8)              (3)
                                                --------          --------         --------

Pro forma net income                            $ 26,931          $ 24,031         $ 35,291
                                                ========          ========         ========

Note 3 - Accounts and notes receivable:

                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

Trade receivables                                        $   15,487         $   13,992
Recoverable VAT and other receivables                         2,960              3,349
Allowance for doubtful accounts                                 (25)               (22)
                                                         ----------         ----------

                                                         $   18,422         $   17,319
                                                         ==========         ==========




Note 4 - Inventories:

                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

Raw materials                                            $   13,804         $   21,359
Work in process                                               2,871              1,771
Finished products                                            31,725             30,659
Supplies                                                     16,882             15,717
                                                         ----------         ----------

                                                         $   65,282         $   69,506
                                                         ==========         ==========

Note 5 - Other noncurrent assets:

                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

Unrecognized net pension obligations                     $    3,852         $    3,108
Restricted marketable debt securities                         2,877              2,572
Deferred financing costs, net                                   198                400
Other                                                            86                 73
                                                         ----------         ----------

                                                         $    7,013         $    6,153
                                                         ==========         ==========

Note 6 - Accounts payable and accrued liabilities:

                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

Accounts payable                                         $   21,695         $   20,048
                                                         ----------         ----------
Accrued liabilities:
  Employee benefits                                          10,462              9,664
  Other                                                       6,619              8,694
                                                         ----------         ----------

                                                             17,081             18,358
                                                         ----------         ----------

                                                         $   38,776         $   38,406
                                                         ==========         ==========

Note 7 - Notes payable and long-term debt:

                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

Long-term debt:
  Bank credit facility                                   $   13,622         $     -
  Other                                                         348              4,525
                                                         ----------         ----------

                                                             13,970              4,525
Less current maturities                                      13,792                958
                                                         ----------         ----------

                                                         $      178         $    3,567
                                                         ==========         ==========

     The Company and certain of KII's subsidiaries in Belgium and Norway (Kronos Europe S.A./N.V.-"KEU", Kronos Titan A/S - "TAS" and Titania A/S - "TIA," Kronos Norge A/S, the parent company of TAS and TIA, and Kronos Titan GmbH "TG"), referred to as the "Borrowers", have a euro 80 million secured revolving credit facility that matures in June 2008. Borrowings may be denominated in euros, Norwegian kroner or U.S. dollars, and bear interest at the applicable interbank market rate plus 1.125%. The facility also provides for the issuance of letters of credit up to euro 5 million. The Credit Facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower. The credit facility contains certain restrictive covenants which, among other things, restrict the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. In addition, the Credit Facility contains customary cross-default provisions with respect to other debt and obligations of Borrowers, KII and its other subsidiaries. At December 31, 2005, no amounts were outstanding under the European Credit Facility and the equivalent of $92.3 million was available for additional borrowing by the Borrowers. The Company, KEU and TG are unconditionally jointly and severally liable for any and all outstanding borrowings under the credit facility. TAS, TIA and Kronos Norge A/S are jointly and severally liable for any and all outstanding borrowings under the credit facility to the extent permitted by Norwegian law.

     Deferred financing costs of $1.4 million for the Credit Facility ($1.0 million paid by the Company, with the remaining $.4 million paid by the German operating subsidiary) are being amortized over the life of the Credit Facility and are included in other noncurrent assets as of December 31, 2005.

     In June 2002, KII issued at par value euro 285 million principal amount ($280 million when issued) of its 8.875% Senior Secured Notes due 2009, and in November 2004 KII issued at 107% of par an additional euro 90 million principal amount ($130 million when issued) of the KII Senior Secured Notes (collectively the "Notes"). The Notes are collateralized by a pledge of 65% of the common stock or other ownership interests of certain of KII's first-tier operating subsidiaries. Such operating subsidiaries are the Company, Kronos Titan GmbH, Kronos Limited and Societe Industrielle Du Titane, S.A. The Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts the ability of KII and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. The Notes are redeemable, at KII's option, at redemption prices ranging from 104.437% of the principal amount, declining to 100% on or after December 30, 2008. In the event of a change of control of KII, as defined, KII would be required to make an offer to purchase its Notes at 101% of the principal amount. KII would also be required to make an offer to purchase a specified portion of its Notes at par value in the event KII generates a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period.

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

     Other long-term debt relates primarily to certain capital lease agreements which expire at various dates through 2011.

     The aggregate maturities of long-term debt at December 31, 2005 are shown in the table below.

                                                 Amount
                                             --------------
                                             (In thousands)
Years ending December 31,
--------------------------

    2006                                        $  958
    2007                                           861
    2008                                           872
    2009                                           902
    2010                                           932
                                                ------

                                                $4,525
                                                ======

Note 8 - Securities transaction gain:


     A securities transaction gain in 2005, classified as nonoperating income, relates to the sale of the Company's passive interest in a Norwegian smelting operation, which had a nominal carrying value for financial reporting purposes, for aggregate consideration of approximately $5.4 million consisting of cash of $3.5 million and inventory with a value of $1.9 million.

Note 9 - Employee benefit plans:

     The Company maintains various defined benefit pension plans. Personnel are covered by plans in their respective countries. Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods. In 2002 the Company amended its defined benefit pension plans for KEU, TAS and TIA to exclude the admission of new employees to the plans. New employees at these locations are eligible to participate in Company-sponsored defined contribution plans. The Company's expense related to the Company-sponsored defined contribution plans was not material in 2004 or 2005. At December 31, 2005, the Company expects to contribute the equivalent of approximately $1.6 million to its defined benefit pension plans during 2006.

     Certain actuarial assumptions used in measuring the defined benefit pension assets, liabilities and expenses are presented below. The Company uses a September 30th measurement date for their defined benefit pension plans.

     The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2004 and 2005 are presented in the table below. Such weighted-average rates were determined using the projected benefit obligations at each date.

              Rate                                                 December 31,
              ----                                               --------------
                                                             2004               2005
                                                             ----               ----

Discount rate                                                5.0%               4.4%
Increase in future compensation levels                       3.0%               3.0%

     The weighted-average rate assumptions used in determining the net periodic pension cost for 2003, 2004 and 2005 are presented in the table below. The weighted-average discount rate and the weighted-average increase in future compensation levels were determined using the projected benefit obligations as of the beginning of each year, and the weighted-average long-term return on plan assets was determined using the fair value of plan assets as of the beginning of each year.



              Rate                                                    December 31,
              ----                                    ----------------------------------------
                                                      2003              2004              2005
                                                      ----              ----              ----

Discount rate                                         5.9%              5.5%              5.0%
Increase in future compensation levels                3.0%              3.0%              3.0%
Long-term return on plan assets                       7.0%              6.0%              6.0%

     Plan assets are comprised  primarily of investments in corporate equity and
debt  securities,   short-term  investments,  mutual  funds  and  group  annuity contracts.

     The components of the net periodic defined benefit pension cost are set forth below.

                                                           Years ended December 31,
                                                  -----------------------------------------
                                                   2003              2004            2005
                                                   ----              ----            ----
                                                                (In thousands)

Net periodic pension cost:
  Service cost benefits                         $  1,430          $  2,096         $  2,133
  Interest cost on projected benefit
   obligation ("PBO")                              2,907             3,436            3,345
  Expected return on plan assets                  (3,335)           (2,815)          (3,142)
  Amortization of prior service cost                 255               267              282
  Amortization of net transition obligation          296               321              129
  Recognized actuarial losses                        732             1,428            1,276
                                                --------          --------         --------

                                                $  2,285          $  4,733         $  4,023
                                                ========          ========         ========

     The funded status of the Company's defined benefit pension plans is set forth below.




                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

Change in projected benefit obligations ("PBO"):
  Benefit obligations at beginning of year               $   64,161         $   72,361
  Service cost                                                2,096              2,133
  Interest cost                                               3,436              3,345
  Participant contributions                                     152                149
  Actuarial gains (losses)                                   (1,891)             2,933
  Change in currency exchange rates                           7,081             (8,259)
  Benefits paid                                              (2,674)            (2,886)
                                                         ----------         ----------

      Benefit obligations at end of year                 $   72,361         $   69,776
                                                         ----------         ----------

Change in fair value of plan assets:
  Fair value of plan assets at beginning of year         $   49,540         $   57,754
  Actual return on plan assets                                3,881              2,203
  Employer contributions                                      1,170              1,977
  Participant contributions                                     152                149
  Change in currency exchange rates                           5,685             (6,375)
  Benefits paid                                              (2,674)            (2,886)
                                                         ----------         ----------

      Fair value of plan assets at end of year           $   57,754         $   52,822
                                                         ----------         ----------

Funded status at year end:
  Plan assets less than PBO                              $  (14,607)        $  (16,954)
  Unrecognized actuarial loss                                26,344             26,024
  Unrecognized prior service cost                             3,157              2,550
  Unrecognized net transition obligation                        999                770
                                                         ----------         ----------

                                                         $   15,893         $   12,390
                                                         ==========         ==========

Amounts recognized in the balance sheet:

  Accrued pension cost:
    Current                                              $     -            $     (456)
    Non current                                              (2,469)            (4,129)
  Unrecognized net pension obligations                        3,852              3,108
  Accumulated other comprehensive loss                       14,510             13,867
                                                         ----------         ----------

                                                         $   15,893         $   12,390
                                                         ==========         ==========

     SFAS No. 87, "Employers' Accounting for Pension Costs" requires that an additional pension liability be recognized when the unfunded accumulated pension benefit obligation exceeds the unfunded accrued pension liability. Variances from actuarially assumed rates will change the actuarial valuation of accrued pension liabilities, pension expense and funding requirements in future periods. The accumulated benefit obligation of the Company's defined benefit pension plans was $58.0 million at December 31, 2005 (2004 - $60.8 million).

     In determining the expected long-term rate of return on plan asset assumptions, the Company considers the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of its plans and the expected long-term rates of return for such asset components. In addition, the Company receives advice about appropriate long-term rates of return from the Company's third-party actuaries. The Company currently has a plan asset target allocation of 14% to equity managers, 64% to fixed income managers and the remainder primarily to cash and liquid investments. The expected long-term rate of return for such investments is approximately 8%, 4.5% to 6% and 2.5%, respectively. The plan asset allocation at December 31, 2005 was 16% to equity managers, 62% to fixed income managers and the remainder invested primarily cash and liquid investments (2004 - 16%, 64% and 20%, respectively). The Company regularly reviews its actual asset allocation for each of its plans, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

     The Company expects future benefits paid from its defined benefit plans to be as follows:

                                                                    Amount
 Years ending December 31,                                      (In thousands)
--------------------------                                      -------------

    2006                                                           $3,921
    2007                                                            2,790
    2008                                                            4,425
    2009                                                            3,036
    2010                                                            3,087
    2011 to 2015                                                   20,926

Note 10 - Income taxes:

     The components of (i) income from continuing operations before income taxes ("pretax income"), (ii) the difference between the provision for income taxes attributable to pretax income and the amounts that would be expected using the Danish statutory income tax rate of 30% in 2003 and 2004 and 28% in 2005, (iii) the provision for income taxes and (iv) the comprehensive tax provision are presented below.


                                                           Years ended December 31,
                                                  -----------------------------------------
                                                   2003              2004            2005
                                                   ----              ----            ----
                                                                (In thousands)
Pretax income (loss):
  Denmark                                       $    170          $   (101)        $    526
  Non-Denmark                                     34,150            33,760           51,038
                                                --------          --------         --------

                                                $ 34,320          $ 33,659         $ 51,564
                                                ========          ========         ========

Expected tax expense                            $ 10,296          $ 10,099         $ 14,438
Non-Denmark tax rates                                428               527            1,360
Non deductible expenses                             -                 -                 281
Tax contingency reserve adjustment                (5,100)             (125)            (653)
Refund of prior year taxes                          -                 (595)             (45)
Tax on partnership income                          1,245              (358)            -
Other, net                                           559               295              756
                                                --------          --------         --------

        Income tax expense                      $  7,428          $  9,843         $ 16,137
                                                ========          ========         ========


Provision for income taxes:
  Current income tax expense:
    Denmark                                     $     63          $      2         $    224
    Non-Denmark                                   12,770            12,824           16,178
                                                --------          --------         --------

                                                  12,833            12,826           16,402
                                                --------          --------         --------

  Deferred income tax expense (benefit):
    Denmark                                       (5,104)             (139)            (644)
    Non-Denmark                                     (301)           (2,844)             379
                                                --------          --------         --------

                                                  (5,405)           (2,983)            (265)
                                                --------          --------         --------

                                                $  7,428          $  9,843         $ 16,137
                                                ========          ========         ========

Comprehensive provision for income taxes
 allocable to:
  Pretax income                                 $  7,428          $  9,843         $ 16,137
  Other comprehensive loss -
   pension liabilities                            (4,068)                5              180
                                                --------          --------         --------

                                                $  3,360          $  9,848         $ 16,317
                                                ========          ========         ========




     The components of the net deferred tax liability are summarized below.

                                                                                 December 31,
                                                             ---------------------------------------------------
                                                                       2004                        2005
                                                             -----------------------     -----------------------
                                                             Assets      Liabilities     Assets      Liabilities
                                                             ------      -----------     ------      -----------
                                                                               (In thousands)

Tax effect of temporary differences relating to:
  Inventories                                               $   61        $ (2,546)      $   72      $ (2,067)
  Property and equipment                                       181         (20,214)        -          (18,199)
  Accrued (prepaid) pension cost                             4,063          (4,624)       3,883        (3,659)
  Accrued liabilities and other deductible differences         199            -           1,420          -
  Other taxable differences                                   -             (3,746)        -           (2,910)
    Incremental tax and rate differences on equity in
      earnings of non-tax group companies                    1,905            -            -             -
                                                            ------        --------       ------      --------

    Gross deferred tax assets (liabilities)                  6,409         (31,130)       5,375       (26,835)

Reclassification, principally netting by tax
   jurisdiction                                             (6,409)          6,409       (5,375)        5,375
                                                            ------        --------       ------      --------

    Net total deferred tax assets (liabilities)               -            (24,721)        -          (21,460)
    Net current deferred tax assets (liabilities)             -             (2,363)        -           (2,194)
                                                            ------        --------       ------      --------

    Net noncurrent deferred tax liabilities                 $ -           $(22,358)      $ -         $(19,266)
                                                            ======        ========       ======      ========


     Changes in the Company's deferred income tax valuation allowance are summarized below:

                                                                 December 31,
                                                  -----------------------------------------
                                                   2003              2004            2005
                                                   ----              ----            ----
                                                                (In millions)

 Balance at beginning of year                     $ 658             $ 683            $ -
 Increase in certain deductible
   temporary differences which the Company
  believes do not meet the
  "more-likely-than-not" recognition criteria       -                 -                -
 Foreign currency translation                        25               -                -
   Offset to the change in gross deferred
    income tax assets due principally
     to redeterminations of certain tax
     attributes and implementation of
     certain planning strategies                    -                (683)             -
                                                  -----             -----            -----

 Balance at end of year                           $ 683             $ -              $ -
                                                  =====             =====            =====

     Certain of the Company's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including penalties and interest. For example:

o The Company received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 6 million ($7 million at December 31, 2005). The Company filed a protest to this assessment, and believes that a significant portion of the assessment was without merit. The Belgian tax authorities have filed a lien on the fixed assets of The Company's Belgian TiO2 operations in connection with this assessment. In April 2003, the Company received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, would have aggregated approximately euro 9 million ($11 million). The Company filed a written response to the assessment, and in September 2005 the Belgian tax authorities withdrew the assessment.

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

     The Company is a party to services and cost sharing agreements among several affiliates of the Company whereby Kronos, KII and other affiliates provide certain management, financial, insurance and administrative services to the Company on a fee basis. The Company's expense was approximately $1.9 million in 2003, $2.1 million in 2004 and $2.5 million in 2005 related to these services and costs.

     Tall Pines Insurance Company and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including the Company. Tall Pines is wholly-owned by a subsidiary of Valhi, and EWI is a wholly-owned subsidiary of NL. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker. The aggregate premiums paid to Tall Pines (including amounts paid to Valmont Insurance Company, another subsidiary of Valhi that was merged into Tall Pines in 2004) and EWI by the Company were $900,000 in 2003, $1.1 million in 2004 and $2.0 million in 2005. These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines and EWI. Tall Pines purchases reinsurance for substantially all of the risks it underwrites. The Company expects that these relationships with Tall Pines and EWI will continue in 2006.

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

     Intercompany sales to (purchases from) affiliates of TiO2 are summarized in the following table.

                                                           Years ended December 31,
                                                  -----------------------------------------
                                                   2003              2004            2005
                                                   ----              ----            ----
                                                                (In thousands)

Sales to:
  TG                                            $ 38,783          $ 53,631         $ 55,210
  Kronos Limited ("KUK")                          18,856            25,285           20,408
  Kronos (US), Inc. ("KUS")                       18,792            19,180           25,445
  Societe Industrielle du Titane, S.A. ("SIT")     8,138             8,868            9,054
  Kronos Canada, Inc. ("KC")                       4,308             2,596            3,009
                                                --------          --------         --------

                                                $ 88,877          $109,560         $113,126
                                                ========          ========         ========

Purchases from:
  TG                                            $ 38,785          $ 48,808         $ 58,121
  KUS                                                101             3,489             -
  KC                                                 223                22              103
                                                --------          --------         --------

                                                $ 39,109          $ 52,319         $ 58,224
                                                ========          ========         ========

     Sales of ilmenite to TG were $15.5 million in 2003, $17.4 million in 2004 and $21.4 million in 2005.

     KUS purchases the rutile and slag feedstock used as a raw material in all of the Company's chloride process TiO2 facilities. The Company purchases such feedstock from KUS for use in its facilities for an amount equal to the amount paid by KUS to the third-party supplier plus a 2.5% administrative fee. Such feedstock purchases were $39.5 million in 2003, $40.5 million in 2004 and $47.8 million in 2005.

     Royalties paid to KII for use of certain of KII's intellectual property totaled $10.4 million in 2003, $12.5 million in 2004 and $12.4 million in 2005, and was included as a component of cost of sales.

     During 2003, 2004 and 2005, the Company was party to an accounts receivable factoring agreement (the "Factoring Agreement") with one or more of its affiliates whereby the Company factored its export accounts receivable without recourse for a fee of 0.85% for the Company's export receivables related to Kronos Europe S.A./N.V. ("KEU") and 1.2% for export receivables related to its Norwegian operating subsidiaries, Kronos Titan A/S ("TAS") and Titania A/S ("TIA"). Upon non-recourse transfer from the Company, the affiliate assumed all risk pertaining to the factored receivables, including, but not limited to, exchange control risks, risks pertaining to the bankruptcy of a customer and risks related to late payments. Export receivables sold by the Company pursuant to the Factoring Agreement during 2003, 2004 and 2005 aggregated $101.4 million, and $119.9 million and $124.5 million, respectively.

     Net  amounts   currently   receivable  from  (payable  to)  affiliates  are
summarized in the following table.

                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

Receivable from:
  SIT                                                    $      814         $      864
  KUK                                                         1,766              1,638
  TG                                                         13,342             24,967
  Other                                                         107                 24
                                                         ----------         ----------

                                                         $   16,029         $   27,493
                                                         ==========         ==========

Noncurrent receivable from TG                            $   12,941         $   11,239
                                                         ==========         ==========

Payable to:
  KII                                                    $    4,266         $    3,740
  KUS                                                         5,486              5,317
  KC                                                            390               -
                                                         ----------         ----------

                                                         $   10,142         $    9,057
                                                         ==========         ==========

Noncurrent payable to TG                                 $    5,449         $     -
                                                         ==========         ==========

     Net amounts between the Company, KUS, TG, SIT, KUK and KC were generally related to product purchases and sales. Net amounts with TG also include accounts receivable factoring fees.

Note 12 - NL common stock options held by employees of the Company:

     At December 31, 2005, employees of the Company held options to purchase approximately 23,000 shares of NL common stock, of which 13,000 are exercisable at various dates through 2010 at an exercise price ranging from $2.66 to $5.63 per share and 10,000 are exercisable at various dates through 2011 at an exercise price of $11.49 per share.

     The pro forma information required by SFAS No. 123 is based on an estimation of the fair value of options issued subsequent to January 1, 1995. See Note 2. No options were granted during 2003, 2004, or 2005. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

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

     Net rent expense aggregated $3 million in each of 2003, 2004 and 2005. At December 31, 2005, minimum rental commitments under the terms of noncancellable operating leases were as follows:

                                                                          Equipment
                                                                        --------------
                                                                        (in thousands)
Years ending December 31,
--------------------------
    2006                                                                   $  603
    2007                                                                      520
    2008                                                                      516
    2009                                                                      253
    2010                                                                       92
    2011 and thereafter                                                        99
                                                                           ------

                                                                           $2,083
                                                                           ======

     Long-term contracts. KUS has long-term supply contracts that provide for certain of its affiliates', including KDK's, chloride feedstock requirements through 2010. The Company and certain of its affiliates purchase chloride feedstock underlying these long-term supply contracts from KUS. The agreements require KUS to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $681 million at December 31, 2005.

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

     Concentrations of credit risk. Sales of TiO2 accounted for approximately 78%, 79% and 78% of net sales during 2003, 2004 and 2005, respectively. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process) and the manufacture and sale of certain titanium chemical products (derived from co-products of the TiO2 production process). TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 1,000 customers, with the top ten external customers approximating 26% of net sales in 2003, 24% of net sales in 2004 and 17% of net sales in 2005. Approximately 80% of the Company's TiO2 sales by volume were to Europe in each of 2003, 2004 and 2005. Approximately 10% of sales by volume were to North America in each of 2003, 2004 and 2005.

Note 14 - Financial instruments:

     Summarized below is the estimated fair value and related net carrying value of the Company's financial instruments.

                                                             December 31,                December 31,
                                                                 2004                        2005
                                                      ---------------------------  -------------------------
                                                        Carrying        Fair         Carrying      Fair
                                                         Amount        Value          Amount       Value
                                                      ------------- -------------  -------------------------
                                                                          (In millions)

Cash, cash equivalents, restricted cash
    equivalents and noncurrent restricted
    marketable debt securities                          $   8.0       $   8.0        $   5.0       $   5.0

Notes payable and long-term debt -
 variable rate debt                                     $  13.6       $  13.6        $    -        $    -

     The Company held no derivative financial instruments during 2003, 2004 or 2005.

Note 15 - Accounting principles recently adopted in 2003 and 2004:

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
                                                                                   ====

     The change in the asset retirement obligations from January 1, 2003 ($600,000) to December 31, 2003 ($800,000), to December 31, 2004 ($1 million)
and to December 31, 2005 ($900,000) is primarily due to accretion expense and the effects of currency translation. Accretion expense, which is reported as a component of cost of sales in the accompanying Consolidated Statements of Income, approximated $100,000 for each of the years ended December 31, 2003, 2004 and 2005.

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

Note 16 - Accounting principles not yet adopted:

     Stock options. The Company will adopt SFAS No. 123R, "Share-Based Payment," as of January 1, 2006. SFAS No. 123R, among other things, eliminated the alternative in previously existing GAAP to use the intrinsic value method of accounting for stock-based employee compensation under APBO No. 25. Upon adoption of SFAS No. 123R, the Company will generally be required to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with the cost recognized over the period during which an employee is required to provide services in exchange for the award (generally, the vesting period of the award). No compensation cost will be recognized in the aggregate for equity instruments for which the employee does not render the requisite service (generally, the instrument is forfeited before it has vested). The grant-date fair value will be estimated using option-pricing models (e.g. Black-Scholes or a lattice model). Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to all new awards granted on or after January 1, 2006, and to all awards existing as of June 30, 2005 which are subsequently modified, repurchased or cancelled. Additionally, as of January 1, 2006, the Company will be required to recognize compensation cost previously measured under SFAS No. 123 for the portion of any non-vested award existing as of December 31, 2005 over the remaining vesting period. Because the Company has not granted any options to purchase its common stock and did not grant any options prior to January 1, 2006 and because the number of non-vested awards as of December 31, 2005 with respect to options granted by NL to employees of the Company was not material, the effect of adopting SFAS No. 123R was not significant in so far as it relates to the recognition of compensation cost in the Company's consolidated statements of income for existing stock options. Should the Company, however, grant a significant number of options in the future, the Company could recognize material amounts of compensation cost related to such options in its consolidated financial statements.

     Also upon adoption of SFAS No. 123R, any cash income tax benefit resulting from the exercise of stock options in excess of the cumulative income tax benefit related to such options previously recognized for GAAP financial reporting purposes in the Company's consolidated statements of income, if any, will be reflected as a cash inflow from financing activities in the Company's consolidated statements of cash flows, and the Company's cash flows from operating activities will reflect the effect of cash paid for income taxes exclusive of such cash income tax benefit.

     SFAS No. 123R also requires certain expanded disclosures regarding the Company's stock options, and such expanded disclosures have been provided in
Note 12.

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