Form 10-Q
period 2006-03-31
KRONOS INTERNATIONAL INC
filed 2006-05-05
CIK 1176236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   March 31, 2006        Commission file number 333-100047
                       ----------------                             -----------




                           KRONOS INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




           Delaware                                             22-2949593
--------------------------------                          ---------------------
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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Large accelerated filer    Accelerated filer    Non-accelerated filer X
                       ---                  ---                      ---

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X --- --- Number of shares of the Registrant's common stock outstanding on April 28, 2006: 2,968.

The Registrant is a wholly owned subsidiary of Kronos Worldwide, Inc. (File No. 1-31763) and meets the conditions set forth in General Instructions H(1)(a) and H(1)(b) of Form 10-Q for reduced disclosure format.






                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX




                                                                           Page
                                                                          number

Part I.      FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Consolidated Balance Sheets -
              December 31, 2005; March 31, 2006 (Unaudited)                  3

             Consolidated Statements of Income -
              Three months ended March 31, 2005 and 2006 (Unaudited)         5

             Consolidated Statements of Comprehensive Income -
              Three months ended March 31, 2005 and 2006 (Unaudited)         6

             Consolidated Statement of Stockholder's Equity -
              Three months ended March 31, 2006 (Unaudited)                  7

             Consolidated Statements of Cash Flows -
              Three months ended March 31, 2005 and 2006 (Unaudited)         8

             Notes to Consolidated Financial Statements (Unaudited)          9

  Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           15

  Item 3.    Quantitative and Qualitative Disclosure About
              Market Risk                                                   23

  Item 4.    Controls and Procedures                                        23

Part II.     OTHER INFORMATION

  Item 1.    Legal Proceedings                                              24

  Item 1A.   Risk Factors                                                   24

  Item 6.    Exhibits                                                       24



                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


               ASSETS                                        December 31,         March 31,
                                                                 2005                2006
                                                             ------------        -----------
                                                                                 (Unaudited)

Current assets:
  Cash and cash equivalents                                   $   63,284          $   55,751
  Restricted cash                                                  1,355                 951
  Accounts and other receivables, net                            120,182             148,642
  Receivables from affiliates                                      1,952               4,217
  Refundable income taxes                                          1,053                 864
  Inventories, net                                               185,348             182,782
  Prepaid expenses                                                 2,680               4,594
  Deferred income taxes                                             -                     52
                                                              ----------          ----------

      Total current assets                                       375,854             397,853
                                                              ----------          ----------

Other assets:
   Deferred financing costs, net                                   7,722               7,261
   Restricted marketable debt securities                           2,572               2,635
   Unrecognized net pension obligation                             6,108               6,229
   Deferred income taxes                                         213,275             212,513
   Other                                                             960               1,123
                                                              ----------          ----------

      Total other assets                                         230,637             229,761
                                                              ----------          ----------

Property and equipment:
  Land                                                            30,288              30,760
  Buildings                                                      138,925             142,797
  Equipment                                                      644,271             660,184
  Mining properties                                               68,163              68,950
  Construction in progress                                        12,112               5,988
                                                              ----------          ----------

                                                                 893,759             908,679

  Less accumulated depreciation and amortization                 544,984             559,854
                                                              ----------          ----------

      Net property and equipment                                 348,775             348,825
                                                              ----------          ----------

                                                              $  955,266          $  976,439
                                                              ==========          ==========









                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


    LIABILITIES AND STOCKHOLDERS' EQUITY                     December 31,         March 31,
                                                                 2005                2006
                                                             ------------        -----------
                                                                                 (Unaudited)
 Current liabilities:
   Current maturities of long-term debt                       $      958          $      959
   Accounts payable and accrued liabilities                      118,285             127,797
   Payable to affiliates                                          14,882                  84
   Income taxes                                                   21,799              24,137
   Deferred income taxes                                           4,136                 679
                                                              ----------          ----------

       Total current liabilities                                 160,060             153,656
                                                              ----------          ----------

 Noncurrent liabilities:
   Long-term debt                                                452,865             459,245
   Deferred income taxes                                          19,265              22,048
   Accrued pension costs                                         125,766             124,639
   Other                                                          15,434              17,027
                                                              ----------          ----------

       Total noncurrent liabilities                              613,330             622,959
                                                              ----------          ----------

 Minority interest                                                    75                  78
                                                              ----------          ----------

 Stockholder's equity:
   Common stock                                                      297                 297
   Additional paid-in capital                                  1,944,185           1,944,185
   Retained deficit                                           (1,339,332)         (1,326,184)
   Notes receivable from affiliates                             (209,526)           (209,526)
   Accumulated other comprehensive loss:
     Currency translation                                       (130,178)           (125,381)
     Pension liabilities                                         (83,645)            (83,645)
                                                              ----------          ----------

       Total stockholder's equity                                181,801             199,746
                                                              ----------          ----------

                                                              $  955,266          $  976,439
                                                              ==========          ==========



Commitments and contingencies (Notes 8 and 10)



          See accompanying notes to consolidated financial statements.



                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended March 31, 2005 and 2006

                                 (In thousands)

                                   (Unaudited)

                                                                    2005               2006
                                                                    ----               ----

Net sales                                                       $  209,536         $  208,636
Cost of sales                                                      147,166            155,589
                                                                ----------         ----------

    Gross margin                                                    62,370             53,047

Selling, general and administrative expense                         28,084             27,661
Other operating income (expense):
  Currency transaction gains (losses), net                             770             (1,207)
  Disposition of property and equipment                                (34)              (433)
  Royalty income                                                     1,502              2,153
  Other income                                                          36                  9
                                                                ----------         ----------

    Income from operations                                          36,560             25,908

Other income (expense):
  Trade interest income                                                 74                460
  Interest income from affiliates                                    4,941              4,451
  Interest expense                                                 (11,611)           (10,303)
                                                                ----------         ----------

    Income before income taxes and minority interest                29,964             20,516

Provision for income taxes                                          11,722              7,366

Minority interest in after-tax earnings                                  4                  2
                                                                ----------         ----------

    Net income                                                  $   18,238         $   13,148
                                                                ==========         ==========




          See accompanying notes to consolidated financial statements.




                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                   Three months ended March 31, 2005 and 2006

                                 (In thousands)

                                   (Unaudited)

                                                                    2005               2006
                                                                    ----               ----


Net income                                                      $   18,238         $   13,148

Other comprehensive income, net of tax - currency translation
   adjustment                                                        2,378              4,797
                                                                ----------         ----------

          Comprehensive income                                  $   20,616         $   17,945
                                                                ==========         ==========










          See accompanying notes to consolidated financial statements.




                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                        Three months ended March 31, 2006

                                 (In thousands)

                                   (Unaudited)

                                                                                             Accumulated other
                                                                              Notes         comprehensive loss
                                              Additional                  receivable    --------------------------     Total
                                 Common        paid-in       Retained        from         Currency       Pension    stockholder's
                                  stock        capital        deficit     affiliates    translation    liabilities     equity
                                -------      -----------   ------------  ------------  ------------    -----------  -------------

 Balance at December 31, 2005    $  297      $1,944,185    $(1,339,332)  $  (209,526)    $(130,178)     $(83,645)     $181,801

 Net income                        -               -            13,148          -             -             -           13,148

 Other comprehensive income        -               -              -             -            4,797          -            4,797
                                 ------      ----------    -----------   -----------     ---------      --------      --------

 Balance at March 31, 2006       $  297      $1,944,185    $(1,326,184)  $  (209,526)    $(125,381)     $(83,645)     $199,746
                                 ======      ==========    ===========   ===========     =========      ========      ========






          See accompanying notes to consolidated financial statements.



                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2005 and 2006

                                 (In thousands)

                                   (Unaudited)



                                                                    2005               2006
                                                                    ----               ----

 Cash flows from operating activities:
   Net income                                                   $   18,238          $  13,148
   Depreciation and amortization                                     9,488              8,788
   Noncash interest expense                                            696                576
   Deferred income taxes                                             5,435              1,993
   Minority interest                                                     4                  2
   Net loss from disposition of property and equipment                  34                433
   Defined benefit pension plan expense less than cash funding        (997)              (672)
   Other, net                                                          (52)              (259)
   Change in assets and liabilities:
     Accounts and other receivables                                (29,733)           (27,931)
     Inventories                                                   (13,624)             5,148
     Prepaid expenses                                               (1,650)            (1,885)
     Accounts with affiliates                                        2,031            (16,690)
     Accounts payable and accrued liabilities                       14,953             10,328
     Income taxes                                                    3,034              2,085
     Other, net                                                     (4,494)              (116)
                                                                ----------         ----------

       Net cash provided by (used in) operating activities           3,363             (5,052)
                                                                ----------         ----------

 Cash flows from investing activities:
   Capital expenditures                                             (4,800)            (3,696)
   Change in restricted cash, net                                      529                411
   Other, net                                                           21                 29
                                                                ----------         ----------

       Net cash used in investing activities                        (4,250)            (3,256)
                                                                ----------         ----------
 Cash flows from financing activities:
   Indebtedness -
     principal payments                                                (41)               (39)
                                                                ----------         ----------

       Net cash used in financing activities                           (41)               (39)
                                                                ----------         ----------

 Cash and cash equivalents - net change from:
   Operating, investing and financing activities                      (928)            (8,347)
   Currency translation                                               (477)               814
 Cash and cash equivalents at beginning of period                   17,505             63,284
                                                                ----------         ----------

 Cash and cash equivalents at end of period                     $   16,100         $   55,751
                                                                ==========         ==========

 Supplemental disclosures:
   Cash paid for:
     Interest, net of amounts capitalized                       $      171         $       66
     Income taxes, net                                               3,242              3,181



          See accompanying notes to consolidated financial statements.


                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - Organization and basis of presentation:

     Kronos International, Inc. ("KII") is incorporated in the state of Delaware, U.S.A., with its seat of management in Leverkusen, Germany. KII is a wholly-owned subsidiary of Kronos Worldwide, Inc. ("Kronos") (NYSE:KRO). At March 31, 2006, (i) Valhi held approximately 59% of Kronos' outstanding common stock and NL Industries, Inc. (NYSE:NL) held an additional 36% of Kronos' common stock, (ii) Valhi owned approximately 83% of NL's outstanding common stock and
(iii) Contran Corporation and its subsidiaries held approximately 92% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of Contran, Valhi, NL, Kronos and the Company.

     The consolidated balance sheet of KII at December 31, 2005 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet data as of December 31, 2005 was derived from the Company's audited consolidated financial statements at that date, but does not include all disclosures required by GAAP, as permitted by regulations of the SEC. The consolidated balance sheet at March 31, 2006, and the consolidated statements of income, comprehensive income, stockholder's equity and cash flows for the interim periods ended March 31, 2005 and 2006, have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the consolidated financial position, results of operations and cash flows have been made.

     The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with GAAP has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (the "2005 Annual Report").

Note 2 - Accounts and other receivables, net:

                                                              December 31,           March 31,
                                                                  2005                 2006
                                                              ------------          ----------
                                                                       (In thousands)

 Trade receivables                                              $110,268            $135,459
 Recoverable VAT and other receivables                            11,343              14,564
 Allowance for doubtful accounts                                  (1,429)             (1,381)
                                                                --------            --------

                                                                $120,182            $148,642
                                                                ========            ========



Note 3 - Inventories, net:

                                                              December 31,           March 31,
                                                                  2005                 2006
                                                              ------------          ----------
                                                                       (In thousands)

 Raw materials                                                  $ 42,807            $ 30,006
 Work in process                                                  13,654              15,873
 Finished products                                                98,004             102,976
 Supplies                                                         30,883              33,927
                                                                --------            --------

                                                                $185,348            $182,782
                                                                ========            ========

Note 4 - Accounts payable and accrued liabilities:

                                                              December 31,           March 31,
                                                                  2005                 2006
                                                              ------------          ----------
                                                                       (In thousands)

 Accounts payable                                               $ 63,382            $ 61,301
 Employee benefits                                                27,147              26,221
 Interest                                                            117              10,123
 Other                                                            27,639              30,152
                                                                --------            --------

                                                                $118,285            $127,797
                                                                ========            ========


Note 5 - Long-term debt:

                                                              December 31,           March 31,
                                                                  2005                 2006
                                                              ------------          ----------
                                                                       (In thousands)

 8.875% Senior Secured Notes                                    $449,298            $455,609
 Other                                                             4,525               4,595
                                                                --------            --------

                                                                 453,823             460,204
 Less current maturities                                             958                 959
                                                                --------            --------

                                                                $452,865            $459,245
                                                                ========            ========

     In April 2006, the Company called all of its 8.875% Senior Secured Notes for redemption on May 11, 2006 at 104.437% of their aggregate principal amount of euro 375 million (including such call premium, an aggregate of $470.2 million at March 31, 2006 exchange rates). Funds for such redemption were provided by the Company's issuance of an aggregate of euro 400 million principal amount of new 6.5% Senior Secured Notes due April 2013, issued on April 11, 2006 at
99.306% of their principal amount. The new Senior Secured Notes were issued pursuant to an indenture that contains covenants, restrictions and collateral substantially identical to the covenants, restrictions and collateral of the 8.875% Senior Secured Notes. The Company expects to recognize a $21 million pre-tax charge in the second quarter related to the early extinguishment of the 8.875% Senior Secured Notes, consisting of the call premium on such Notes and the net write-off of deferred financing costs and existing unamortized premium related to such Notes.




Note 6 - Other noncurrent liabilities:

                                                              December 31,           March 31,
                                                                  2005                 2006
                                                              ------------          ----------
                                                                       (In thousands)

 Employee benefits                                              $  4,735            $  5,960
 Insurance claims and expenses                                     1,255               1,585
 Asset retirement obligations                                        934                 968
 Other                                                             8,510               8,514
                                                                --------            --------

                                                                $ 15,434            $ 17,027
                                                                ========            ========

Note 7 - Accounts with affiliates:

                                                              December 31,           March 31,
                                                                  2005                 2006
                                                              ------------          ----------
                                                                       (In thousands)

 Current receivables from affiliates:
   Kronos Canada, Inc.                                          $  1,948            $  2,679
   Kronos (US), Inc. ("KUS")                                         -                 1,538
   Other                                                               4                -
                                                                --------            --------

                                                                $  1,952            $  4,217
                                                                ========            ========

 Current payables to affiliates:
   KUS                                                          $ 14,882                -
   Kronos                                                           -                     84
                                                                --------            --------

                                                                $ 14,882            $     84
                                                                ========            ========

Note 8 - Provision for income taxes:

                                                                     Three months ended
                                                                          March 31,
                                                                  ----------------------
                                                                  2005              2006
                                                                  ----              ----
                                                                       (In millions)

 Expected tax expense                                           $   10.5           $    7.2
 Non-U.S. tax rates                                                   .2                (.3)
 Nondeductible expenses                                              1.0                1.2
 Adjustment of prior year income taxes, net                           -                 (.9)
 Other, net                                                           -                  .2
                                                                --------           --------

                                                                $   11.7           $    7.4
                                                                ========           ========

     Certain of the Company's tax returns are being examined and tax authorities have or may propose tax deficiencies, including penalties and interest. For example:

o Kronos received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 6 million ($7 million at March 31, 2006). Kronos filed a protest to this assessment, and believes that a significant portion of the assessment is without merit. The Belgian tax authorities have filed a lien on the fixed assets of Kronos' Belgian TiO2 operations in connection with this assessment.

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

Note 9 - Employee benefit plans:

     The components of net periodic defined benefit pension cost are presented in the table below.

                                                                     Three months ended
                                                                          March 31,
                                                                  ----------------------
                                                                  2005              2006
                                                                  ----              ----
                                                                      (In thousands)

 Service cost                                                   $  1,616         $  1,317
 Interest cost                                                     3,692            3,592
 Expected return on plan assets                                   (3,204)          (2,661)
 Amortization of prior service cost                                  126               81
 Amortization of net transition obligations                           81               58
 Recognized actuarial losses                                         794            1,838
                                                                --------         --------

                                                                $  3,105         $  4,225
                                                                ========         ========

Note 10 - Commitments and contingencies:

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

     Reference is made to the 2005 Annual Report for a discussion of certain other legal proceedings to which the Company is a party.

Note 11 - Accounting principles newly adopted in 2006:

     Inventory costs. The Company adopted SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," as of January 1, 2006 for inventory costs incurred on or after such date. Statement of Financial Accounting Standards ("SFAS") No. 151 requires that the allocation of fixed production overhead costs to inventory shall be based on normal capacity. Normal capacity is not defined as a fixed amount; rather, normal capacity refers to a range of production levels expected to be achieved over a number of periods under normal circumstances, taking into account the loss of capacity resulting from planned maintenance shutdowns. The amount of fixed overhead allocated to each unit of production is not increased as a consequence of idle plant or production levels below the low end of normal capacity, but instead a portion of fixed overhead costs is charged to expense as incurred. Alternatively, in periods of production above the high end of normal capacity, the amount of fixed overhead costs allocated to each unit of production is decreased so that inventories are not measured above cost. SFAS No. 151 also clarifies existing GAAP to require that abnormal freight and wasted materials (spoilage) are to be expensed as incurred. The Company's production cost accounting had already complied with the requirements of SFAS No. 151, and therefore adoption of SFAS No. 151 did not have a material effect on its consolidated financial statements.

     Stock options. As permitted by regulations of the Securities and Exchange Commission ("SEC") the Company adopted SFAS No. 123R, "Share-Based Payment," as of January 1, 2006. SFAS No. 123R, among other things, eliminates the alternative in existing GAAP to use the intrinsic value method of accounting for stock-based employee compensation under Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issues to Employees,". The Company is now generally required to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with the cost recognized over the period during which an employee is required to provide services in exchange for the award (generally, the vesting period of the award). No compensation cost will be recognized in the aggregate for equity instruments for which the employee does not render the requisite service (generally, if the instrument is forfeited before it has vested). The grant-date fair value will be estimated using option-pricing models (e.g. Black-Scholes or a lattice model). Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to all new awards granted on or after January 1, 2006, and to all awards existing as of December 31, 2005 which are subsequently modified, repurchased or cancelled (referred to as the modified prospective method in SFAS No. 123R). Additionally, as of January 1, 2006, the Company recognizes compensation cost for the portion of any non-vested award existing as of December 31, 2005 over the remaining vesting period. Because the number of non-vested awards as of December 31, 2005 with respect to options granted by NL to employees of the Company was not material, the effect of adopting SFAS No. 123R in so far as it relates to existing stock options, did not have a material effect on the Company's consolidated financial statements. Should the Company or its subsidiaries and affiliates, however, either grant a significant number of options to employees of the Company or modify, repurchase or cancel existing options in the future, the effect on the Company's consolidated financial statements could be material.

     Under the requirements of SFAS No. 123R, the cash income tax benefit resulting from the exercise of stock options in excess of the cumulative income tax benefit related to such options previously recognized for GAAP financial reporting purposes in the Company's consolidated statements of income, if any, is reflected as a cash inflow from financing activities in the Company's consolidated statements of cash flows, and the Company's cash flows from operating activities reflects the effect of cash paid for income taxes exclusive of such cash income tax benefit. The aggregate amount of such income tax benefits recognized as a component of cash flows from financing activities was nil in the first quarter of 2006.

     SFAS No. 123R also requires certain expanded disclosures regarding the Company's stock options, and such expanded disclosures were provided in the 2005 Annual Report.

     The Company has not issued any stock options to purchase KII common stock. However, certain employees of the Company have been granted options by NL to purchase NL common stock. Prior to January 1, 2006, the Company accounted for stock-based employee compensation in accordance with APBO No. 25, and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Prior to 2005, and following the cash settlement of certain stock options held by employees of NL and the Company, the Company commenced accounting for its stock options using the variable accounting method of APBO No. 25 because the Company could not overcome the presumption that it would not similarly cash settle the remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including stock options with an exercise price at least equal to the market price on the date of grant) is accrued as an expense, with subsequent increases (decreases) in the Company's market price resulting in the recognition of additional compensation expense (income). Following adoption of SFAS No. 123R effective January 1, 2006, the Company will continue to account for NL's remaining stock options in a manner similar to the variable accounting method of APBO No. 25, as required by the guidance of SFAS No. 123R.

     Aggregate compensation expense related to NL stock options held by employees of the Company was approximately $100,000 in the first quarter of 2005 and aggregate compensation income was approximately $200,000 in the first quarter of 2006. If the Company and its subsidiaries had each elected to account for their respective stock-based employee compensation related to stock options in accordance with the fair value-based recognition provisions of SFAS No. 123, for all awards granted subsequent to January 1, 1995, the effect on the Company's results of operations in the first quarter of 2005 would not have been material.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS:

Executive summary

     Relative changes in the Company's TiO2 sales and income from operations during the 2005 and 2006 periods presented are primarily due to (i) relative changes in TiO2 average selling prices (ii) relative changes in selling volumes, and (iii) relative changes in foreign currency exchange rates. Selling prices for TiO2 (in billing currencies) were generally: increasing in the first half of 2005, decreasing during the last half of 2005 and increasing during the first quarter of 2006.

Forward-looking information

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. The factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the SEC include, but are not limited to, the following:

o    Future supply and demand for the Company's products,
o The extent of the dependence of certain of the Company's businesses on certain market sectors,
o    The cyclicality of the Company's businesses,
o Customer inventory levels (such as the extent to which the Company's customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases),
o    Changes in raw material and other operating costs (such as energy costs),
o    The possibility of labor disruptions,
o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2),
o    Competitive products and substitute products,
o    Customer and competitor strategies,
o    The impact of pricing and production decisions,
o    Competitive technology positions,
o    The introduction of trade barriers,
o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro and the Norwegian kroner),
o Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
o    The timing and amounts of insurance recoveries,
o    The ability of the Company to renew or refinance credit facilities,
o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
o The ultimate ability to utilize income tax attributes, the benefit of which has been recognized under the "more-likely-than-not" recognition criteria,
o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
o    Government laws and regulations and possible changes therein,
o    The ultimate resolution of pending litigation, and
o    Possible future litigation.

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

                                                                   Three months ended
                                                                         March 31,
                                                                  ----------------------          %
                                                                  2005              2006        Change
                                                                  ----              ----        ------
                                                              (In millions, except percentages and volumes)

 Net sales                                                       $209.5            $208.6          **
 Cost of sales                                                    147.1             155.6         +6%
                                                                 ------           ------

 Gross margin                                                      62.4              53.0        -15%

 Selling, general and administrative expense                      (28.1)            (27.7)        -1%
 Currency transaction gains (losses), net                            .8              (1.2)
 Royalty income                                                     1.5               2.2
 Other operating expense (net)                                       -                (.4)
                                                                 ------           ------

 Income from operations                                          $ 36.6           $  25.9        -29%
                                                                 ======           ======

 TiO2 operating statistics:

   Percent change in average selling prices:
       Using actual foreign currency exchange rates                                               -7%
       Impact of changes in foreign currency exchange rates                                       +8%
                                                                                                  ---

       In billing currencies                                                                      +1%
                                                                                                  ===

   Sales volumes*                                                  77                83           +8%
   Production volumes*                                             81                86           +6%

________________________________

 *  Thousands of metric tons
**  Less than 1% decrease

     The Company's sales decreased $900,000 (less than 1%) in the first quarter of 2006 compared to the first quarter of 2005 due to the net effects of higher average TiO2 selling prices (in billing currencies), higher TiO2 selling volumes and the unfavorable effect of fluctuations in foreign currency exchange rates, which decreased sales by approximately $16 million, as further discussed below. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, the Company's average TiO2 selling prices in billing currencies in the first quarter of 2006 were 1% higher as compared to the first quarter of 2005. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, the Company's average TiO2 selling prices in the first quarter of 2006 decreased 7% compared to the first quarter of 2005.

     The Company's sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies. The disclosure of the percentage change in the Company's average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with GAAP ("GAAP measure"). The Company discloses percentage changes in its average TiO2 prices in billing currencies because the Company believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 7% decrease in the Company's average TiO2 selling prices during the first quarter of 2006 as compared to the first quarter of 2005 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), and the 1% increase in the Company's average TiO2 selling prices in billing currencies (the non-GAAP measure) during such periods is due to the net effect of changes in foreign currency exchange rates. The above table presents in a tabular format
(i) the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in the Company's average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     The Company's TiO2 sales volumes in the first quarter of 2006 increased 8% compared to the first quarter of 2005, due primarily to higher sales volumes in North America. Demand for TiO2 has remained strong in the first quarter of 2006, and while the Company believes that the strong demand is largely attributable to the end-use demand of its customers, it is possible that some portion of the strong demand resulted from customers increasing their inventory levels of TiO2 in advance of implementation of announced or anticipated price increases. The Company's income from operations comparisons were also favorably impacted by higher production levels, which increased 6% in the first quarter of 2006 as compared to the same period in 2005. The Company's operating rates were near full capacity in both periods, and the Company's production and sales volumes in the first quarter of 2006 were new records for the Company for a first quarter.

     The Company's cost of sales increased $8.5 million (6%) in the first quarter of 2006 compared to the first quarter of 2005 largely due to higher sales volumes. As a result of lower average TiO2 selling prices using actual foreign currency exchange rates as well as the unfavorable effect of higher raw material and other operating costs (including energy), the Company's cost of sales, as a percentage of net sales, increased from 70% in the first quarter of 2005 to 75% in the first quarter of 2006.

     The Company's gross margins for the first quarter of 2006 decreased $9.4 million (15%) from the first quarter of 2005 due to the net effects of the aforementioned decrease in sales and increase in cost of sales as well as the unfavorable effect of relative changes in foreign currency exchange rates, as discussed below.

     Selling, general and administrative expenses decreased $423,000 (1%) in the first quarter of 2006 as compared to the corresponding period in 2005. This decrease is largely attributable to the impact of translating foreign currencies (primarily the euro) into U.S. dollars.

     The Company's operations and assets are located outside the United States (particularly in Germany, Belgium and Norway). A significant amount of the Company's sales generated from its operations are denominated in currencies other than the U.S. dollar, principally the euro and other major European currencies. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of the Company's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, decreased TiO2 sales by a net $16 million in the first quarter of 2006 as compared to the same period in 2005. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted the Company's foreign currency-denominated operating expenses. The Company's operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in the first quarter of 2006 compared to the first quarter of 2005. Overall, the net impact of currency exchange rate fluctuations on the Company's operating income comparisons resulted in a net $3 million decrease in the Company's income from operations in the first quarter of 2006 as compared to the first quarter of 2005.

Outlook

     Kronos' efforts to debottleneck its production facilities to meet long-term demand continue to prove successful. Such debottlenecking efforts included, among other things, the addition of finishing capacity in the German chloride process facility and equipment upgrades and enhancements in several locations to allow for reduced downtime for maintenance activities. Kronos' production capacity has increased by approximately 25% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. Kronos believes its annual attainable production capacity for 2006 is approximately 345,000 metric tons, with some additional capacity expected to be available in 2007 through its continued debottlenecking efforts.

     Kronos expects its income from operations in 2006 will continue to be somewhat lower than 2005. Kronos' expectations as to the future prospects of Kronos and the TiO2 industry are based upon a number of factors beyond Kronos' control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from Kronos' expectations, Kronos' results of operations could be unfavorably affected.

Other income (expense)

                                                         Three months ended
                                                               March 31,
                                                        ----------------------
                                                        2005              2006        Difference
                                                        ----              ----        ----------
                                                                      (In millions)

 Trade interest income                                 $   .1           $   .5         $   .4
 Interest income from affiliates                          4.9              4.4            (.5)
 Interest expense                                       (11.6)           (10.3)           1.3
                                                       ------           ------         ------

                                                       $ (6.6)          $ (5.4)        $  1.2
                                                       ======           ======         ======

     Interest income from affiliates decreased $490,000 in the first quarter of 2006 as compared to the first quarter of 2005 due primarily to relative changes in foreign currency exchange rates. The Company expects interest income will be comparable in 2006 as compared to 2005 as these notes receivable from Kronos are expected to be outstanding during the full year.

     The Company has a significant amount of outstanding indebtedness denominated in the euro, including its euro 375 million Senior Secured Notes. Accordingly, the reported amount of interest expense will vary depending on relative changes in foreign currency exchange rates. Interest expense in the first quarter of 2006 was $10.3 million, a decrease of $1.3 million from the first quarter of 2005. The decrease was due primarily to relative changes in foreign currency exchange rates, which increased the U.S. dollar equivalent of interest expense on the Company's euro 375 million Senior Secured Notes outstanding during both periods by approximately $1.1 million in the first quarter of 2006 as compared to the first quarter of 2005.

     In April 2006, the Company called all of its 8.875% Senior Secured Notes for redemption on May 11, 2006 at 104.437% of their aggregate principal amount of euro 375 million (an aggregate of $470.2 million at March 31, 2006 exchange rates). Funds for such redemption were provided by the Company's issuance of an aggregate of euro 400 million principal amount of new 6.5% Senior Secured Notes due April 2013, issued on April 11, 2006 at 99.306% of their principal amount. The Company expects to recognize a $21 million pre-tax charge in the second quarter related to the early extinguishment of the 8.875% Senior Secured Notes, consisting of the call premium on such Notes and the net write-off of deferred financing costs and existing unamortized premium related to such Notes. See Note 5.

Provision for income taxes

     The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 8 to the Consolidated Financial Statements.

     At March 31, 2006, the Company has the equivalent of $597 million and $93 million of income tax loss carryforwards for German corporate and trade tax purposes, respectively, all of which have no expiration date. As more fully described in the 2005 Annual Report, during 2004 the Company concluded the benefit of such net carryforwards met the "more-likely-than-not" recognition criteria of GAAP, and accordingly in 2004 the Company reversed the deferred income tax asset valuation allowance related to such German carryforwards and other net deductible temporary differences related to Germany. Prior to the complete utilization of such carryforwards, it is possible that the Company might conclude in the future that the benefit of such carryforwards would no longer meet the "more-likely-than-not" recognition criteria, at which point the Company would be required to recognize a valuation allowance against the then-remaining tax benefit associated with the carryforwards.

Accounting principles newly adopted in 2006

     See Note 11 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

Consolidated cash flows

     The Company's consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 2005 and 2006 are presented below:

                                                                     Three months ended
                                                                          March 31,
                                                                  ----------------------
                                                                  2005              2006
                                                                  ----              ----
                                                                       (In millions)
 Net cash provided by (used in):
   Operating activities                                          $  3.4            $ (5.0)
   Investing activities                                            (4.3)             (3.3)
   Financing activities                                              -                 -
                                                                 ------            ------

     Net cash used in operating, investing
       and financing activities                                  $  (.9)           $ (8.3)
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

     Cash flows used in operating activities increased from $3.4 million provided by operating activities in the first three months of 2005 to $5.0 million of cash used in operating activities in the first three months of 2006. This $8.4 million increase in cash used in operating activities was due primarily to the net effects of (i) lower net income of $5.1 million, (ii) lower deferred income taxes of $3.4 million and (iii) a higher amount of net cash used from relative changes in the Company's inventories, receivables, payables and accruals of $2.8 million in the first three months of 2006 as compared to the first three months of 2005. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivables. Relative changes in inventories and accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volumes and sales volumes. The Company's average days sales outstanding ("DSO") increased from 52 days at December 31, 2005 to 64 days at March 31, 2006, due to the timing of collection on the higher accounts receivable balance at the end of March. At March 31, 2006 and December 31, 2005, the average number of days in inventory ("DII") remained consistent at 105 days.

Investing and financing activities

     The Company's capital expenditures were $4.8 million and $3.7 million in the first three months of 2005 and 2006, respectively.

     At March 31, 2006, unused credit available under the Company's existing credit facilities approximated $97 million, including approximately $94 million under its revolving credit facility. At March 31, 2006, KII had approximately $101 million available for payment of dividends and other restrictive payments as defined in the Senior Secured Notes indenture. In April 2006, the Company paid a $10 million dividend to Kronos, as allowed under the terms of the indenture. Based upon the Company's expectations for the TiO2 industry and anticipated demands on the Company's cash resources as discussed herein, the Company expects to have sufficient liquidity to meet its future obligations including operations, capital expenditures, debt service and current dividend policy. To the extent that actual developments differ from the Company's expectations, the Company's liquidity could be adversely affected.

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


Off-balance sheet financing arrangements

     Other than the operating leases discussed in the 2005 Annual Report, the Company nor any of its subsidiaries or affiliates are parties to any off-balance sheet financing arrangements.

Other

     At March 31, 2006, the Company and its subsidiaries had (i) current cash and cash equivalents aggregating $55.8 million, (ii) current restricted cash equivalents of $951,000 and (iii) noncurrent restricted marketable debt securities of $2.6 million.

     At March 31, 2006, the Company's outstanding debt was comprised of (i) $455.6 million related to KII's Senior Secured Notes and (ii) approximately $4.6 million of other indebtedness, principally related to capital lease obligations at the Company's Norwegian operations.

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

     Based upon the Company's expectations for the TiO2 industry and anticipated demand for the Company's cash resources as discussed herein, the Company expects to have sufficient short-term (defined as the twelve-month period ending March 31, 2007) and long-term (defined as the five-year period ending December 31, 2010, the time period for which the Company generally does long-term budgeting) liquidity to meet its obligations including operations, capital expenditures, debt service and dividends. To the extent that actual developments differ from the Company's expectations, the Company's liquidity could be adversely affected.

     See Note 8 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of the Company's income tax returns in various non-U.S. jurisdictions, and see Note 10 to the Consolidated Financial Statements with respect to certain legal proceedings with respect to the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Reference is made to the 2005 Annual Report for a discussion of the market risks associated with changes in foreign currency exchange rates, interest rates and security prices that affect the Company. There have been no material changes in such market risks since the Company filed the 2005 Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President, Finance and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of March 31, 2006. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2006.

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

     Changes in Internal Control Over Financial Reporting. There has been no change to the Company's internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     Reference is made to the 2005 Annual Report and Note 10 to the Consolidated Financial Statements for descriptions of certain legal proceedings.

Item 1A. Risk Factors.

     Reference is made to the 2005 Annual Report for a discussion of risk factors related to the Company's businesses. There have been no material changes in such risk factors since the Company filed the 2005 Annual Report.

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



                                             KRONOS INTERNATIONAL, INC.
                                           -----------------------------
                                                    (Registrant)



Date   May 5, 2006                      By /s/ Gregory M. Swalwell
      -------------                        -------------------------------
                                           Gregory M. Swalwell
                                           Vice President, Finance and
                                            Chief Financial Officer
                                           (Principal Financial Officer)



Date   May 5, 2006                      By /s/ James W. Brown
      -------------                        -------------------------------
                                           James W. Brown
                                           Vice President and Controller
                                           (Principal Accounting Officer)