Form 10-Q
period 2006-09-30
KRONOS INTERNATIONAL INC
filed 2006-11-06
CIK 1176236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   September 30, 2006    Commission file number 333-100047




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

Number of shares of the Registrant's common stock outstanding on October 31, 2006: 2,968.

The Registrant is a wholly owned subsidiary of Kronos Worldwide, Inc. (File No. 1-31763) and meets the conditions set forth in General Instructions H(1)(a) and H(1)(b) of Form 10-Q for reduced disclosure format.



                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX




                                                                           Page
                                                                          number

Part I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets -
             December 31, 2005; September 30, 2006 (unaudited)                3

            Condensed Consolidated Statements of Income - Three and nine
             months ended September 30, 2005 and 2006 (unaudited)             5

            Condensed Consolidated Statements of Comprehensive Income -
             Nine months ended September 30, 2005 and 2006 (unaudited)        6

            Condensed Consolidated Statement of Stockholders' Equity -
             Nine months ended September 30, 2006 (unaudited)                 7

            Condensed Consolidated Statements of Cash Flows -
             Nine months ended September 30, 2005 and 2006 (unaudited)        8

            Notes to Condensed Consolidated Financial Statements
             (unaudited)                                                      9

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             16

  Item 3.   Quantitative and Qualitative Disclosure About
             Market Risk                                                     25

  Item 4.   Controls and Procedures                                          25

Part II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                                26

  Item 1A.  Risk Factors                                                     26

  Item 6.   Exhibits                                                         26

  Items 2, 3, 4, and 5 of Part II are omitted because there is no information to report


                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


              ASSETS                                                  December 31,      September 30,
                                                                          2005              2006
                                                                     --------------    --------------
                                                                                         (unaudited)

Current assets:
  Cash and cash equivalents                                           $ 63,284           $   76,986
  Restricted cash                                                        1,355                  933
  Accounts and other receivables, net                                  120,182              169,119
  Receivables from affiliates                                            1,952                7,740
  Refundable income taxes                                                1,053                   44
  Inventories, net                                                     185,348              172,179
  Prepaid expenses and other                                             2,680                5,494
                                                                      --------           ----------

      Total current assets                                             375,854              432,495
                                                                      --------           ----------

Other assets:
   Deferred financing costs                                              7,722                8,861
   Restricted marketable debt securities                                 2,572                2,692
   Unrecognized net pension obligation                                   6,108                6,477
   Deferred income taxes                                               213,275              226,914
   Other                                                                   960                1,024
                                                                      --------           ----------

      Total other assets                                               230,637              245,968
                                                                      --------           ----------

Property and equipment:
  Land                                                                  30,288               32,723
  Buildings                                                            138,925              150,133
  Equipment                                                            644,271              698,498
  Mining properties                                                     68,163               70,456
  Construction in progress                                              12,112               18,535
                                                                      --------           ----------

                                                                       893,759              970,345
  Less accumulated depreciation and amortization                       544,984              602,374
                                                                      --------           ----------

      Net property and equipment                                       348,775              367,971
                                                                      --------           ----------

       Total assets                                                   $955,266           $1,046,434
                                                                      ========           ==========


                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)



    LIABILITIES AND STOCKHOLDERS' EQUITY                               December 31,      September 30,
                                                                           2005              2006
                                                                      --------------    --------------
                                                                                         (unaudited)
Current liabilities:
  Current maturities of long-term debt                                 $      958         $      933
  Accounts payable and accrued liabilities                                118,285            143,884
  Payable to affiliates                                                    14,882              6,269
  Income taxes                                                             21,799             18,279
  Deferred income taxes                                                     4,136              1,100
                                                                       ----------         ----------

      Total current liabilities                                           160,060            170,465
                                                                       ----------         ----------

Noncurrent liabilities:
  Long-term debt                                                          452,865            508,921
  Deferred income taxes                                                    19,265             19,126
  Accrued pension costs                                                   125,766            127,889
  Other                                                                    15,434             14,606
                                                                       ----------         ----------

      Total noncurrent liabilities                                        613,330            670,542
                                                                       ----------         ----------

Minority interest                                                              75                 41
                                                                       ----------         ----------

Stockholder's equity:
  Common stock                                                                297                297
  Additional paid-in capital                                            1,944,185          1,944,185
  Retained deficit                                                     (1,339,332)        (1,333,486)
  Notes receivable from affiliates                                       (209,526)          (209,526)
  Accumulated other comprehensive loss:
    Currency translation                                                 (130,178)          (112,439)
    Pension liabilities                                                   (83,645)           (83,645)
                                                                       ----------         ----------

      Total stockholder's equity                                          181,801            205,386
                                                                       ----------         ----------

        Total liabilities, minority interest and stockholders equity   $  955,266         $1,046,434
                                                                       ==========         ==========



Commitments and contingencies (Notes 6 and 10)

     See accompanying Notes to Condensed Consolidated Financial Statements.


                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)


                                                                Three months ended                     Nine months ended
                                                                   September 30,                          September 30,
                                                               -----------------------               -----------------------
                                                               2005               2006               2005               2006
                                                               ----               ----               ----               ----
                                                                                        (unaudited)

Net sales                                                   $ 205,979          $  233,722         $ 643,087          $  690,867
Cost of sales                                                 150,772             181,650           454,983             527,640
                                                            ---------          ----------         ---------          ----------

    Gross margin                                               55,207              52,072           188,104             163,227

Selling, general and administrative expense                    26,504              29,346            82,514              87,265
Other operating income (expense):
  Currency transaction gains (losses), net                        159                 220             2,356              (2,913)
  Disposition of property and equipment                          (282)               (599)             (429)             (1,677)
  Royalty income                                                1,730               1,755             5,145               5,807
  Other income, net                                               328                 206               440                 263
                                                            ---------          ----------         ---------          ----------

    Income from operations                                     30,638              24,308           113,102              77,442

Other income (expense):
  Trade interest income                                           214                 563              406                1,394
  Other interest income                                             -                   -                -                  830
  Securities transaction gain                                       -                   -            5,439                    -
  Interest income from affiliates                               4,640               4,827           14,396               13,954
  Loss on prepayment of debt                                        -                   -                -              (22,311)
  Interest expense                                            (10,604)             (9,026)         (33,463)             (31,801)
                                                            ---------          ----------        ---------           ----------

    Income before income taxes and minority interest           24,888              20,672            99,880              39,508

Provision for income taxes                                     18,461              11,671            46,680               7,524

Minority interest in after-tax earnings                             1                   2                 9                   7
                                                            ---------          ----------         ---------          ----------

    Net income                                              $   6,426          $    8,999         $  53,191          $   31,977
                                                            =========          ==========         =========          ==========




     See accompanying Notes to Condensed Consolidated Financial Statements.

                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Nine months ended September 30, 2005 and 2006

                                 (In thousands)


                                                                          2005            2006
                                                                          ----            ----
                                                                            (unaudited)

Net income                                                             $  53,191       $  31,977

Other comprehensive income (loss), net of tax -
   currency translation adjustment                                       (26,887)         17,739
                                                                       ---------       ---------

          Comprehensive income                                         $  26,304       $  49,716
                                                                       =========       =========



     See accompanying Notes to Condensed Consolidated Financial Statements.



                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                      Nine months ended September 30, 2006

                                 (In thousands)

                                                                                             Accumulated other
                                                                            Notes           comprehensive loss
                                           Additional                     receivable    --------------------------       Total
                                 Common     paid-in       Retained           from         Currency       Pension      stockholder's
                                 stock      capital        deficit        affiliates    translation    liabilities      equity
                                 ------    ---------      --------       -----------    -----------    -----------    ----------
                                                                         (unaudited)

Balance at December 31, 2005     $  297    $1,944,185    $(1,339,332)    $  (209,526)    $(130,178)     $(83,645)      $181,801

Net income                         -             -            31,977            -             -             -            31,977

Other comprehensive income         -             -              -               -           17,739          -            17,739

Dividends                          -             -           (26,131)           -             -             -           (26,131)
                                 ------    ----------    -----------     -----------     ---------      --------       --------

Balance at September 30, 2006    $  297    $1,944,185    $(1,333,486)    $  (209,526)    $(112,439)     $(83,645)      $205,386
                                 ======    ==========    ===========     ===========     =========      ========       ========




     See accompanying Notes to Condensed Consolidated Financial Statements.



                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 2005 and 2006
                                 (In thousands)

                                                                         2005           2006
                                                                         ----           ----
                                                                             (unaudited)
Cash flows from operating activities:
  Net income                                                          $ 53,191        $ 31,977
  Depreciation and amortization                                         27,608          27,268
  Loss on prepayment of debt                                              -             22,311
  Call premium paid on prepayment of debt                                 -            (20,898)
  Noncash interest expense                                               1,990           1,455
  Deferred income taxes                                                 32,558          (6,358)
  Minority interest                                                          9               7
  Net loss from disposition of property and equipment                      429           1,678
  Securities transaction gain                                           (5,439)           -
  Defined benefit pension plan expense greater
   (less) than cash funding                                             (1,082)          2,883
  Other, net                                                            (1,252)           (787)
  Change in assets and liabilities:
    Accounts and other receivables, net                                (17,636)        (37,693)
    Inventories, net                                                   (25,457)         26,809
    Prepaid expenses and other                                          (2,918)         (2,520)
    Accounts with affiliates                                            (3,795)        (15,925)
    Accounts payable and accrued liabilities                            16,595          18,892
    Income taxes                                                        (1,904)         (3,433)
    Other, net                                                          (5,999)         (3,216)
                                                                      --------        --------

      Net cash provided by operating activities                         66,898          42,450
                                                                      --------        --------

Cash flows from investing activities:
  Capital expenditures                                                 (18,933)        (24,687)
  Change in restricted cash, net                                           592             487
  Proceeds from disposal of interest
    in Norwegian smelting operation                                      3,542            -
  Other, net                                                                37              40
                                                                      --------        --------

      Net cash used in investing activities                            (14,762)        (24,160)
                                                                      --------        --------

Cash flows from financing activities:
  Indebtedness -
    Borrowings                                                            -            498,530
    Principal payments                                                 (13,055)       (470,636)
    Deferred financing costs paid                                         -             (8,863)
  Dividends paid                                                          -            (26,131)
                                                                      --------        --------

      Net cash used in financing activities                            (13,055)         (7,100)
                                                                      --------        --------

Cash and cash equivalents - net change from:
  Operating, investing and financing activities                         39,081          11,190
  Currency translation                                                  (1,898)          2,512
Cash and cash equivalents at beginning of period                        17,505          63,284
                                                                      --------        --------

Cash and cash equivalents at end of period                            $ 54,688        $ 76,986
                                                                      ========        ========

Supplemental disclosures:
  Cash paid for:
    Interest, net of amounts capitalized                              $ 21,591        $ 14,912
    Income taxes, net                                                   16,672          17,795

  Noncash investing activity - inventory received as
     partial consideration for disposal of interest
       in Norwegian smelting operation                                $  1,897        $   -

     See accompanying Notes to Condensed Consolidated Financial Statements.


                   KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

Note 1 - Organization and basis of presentation:

     Organization - We are a wholly-owned subsidiary of Kronos Worldwide, Inc. ("Kronos") (NYSE: KRO). We are incorporated in the state of Delaware, U.S.A., with our seat of management in Leverkusen, Germany. At September 30, 2006, Valhi, Inc. (NYSE: VHI) held approximately 59% of Kronos' outstanding common stock and NL Industries, Inc. (NYSE:NL) held an additional 36% of Kronos' common stock. Valhi owned approximately 83% of NL's outstanding common stock at September 30, 2006. Approximately 92% of Valhi's outstanding common stock is held by Contran Corporation and its subsidiaries. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of Contran, Valhi, NL, Kronos and us.

     Basis of presentation - The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005 that we filed with the Securities and Exchange Commission ("SEC") on March 16, 2006 (the "2005 Annual Report"). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2005 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2005) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Our results of operations for the interim periods ended September 30, 2006 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2005 Consolidated Financial Statements contained in our 2005 Annual Report.

     Unless otherwise indicated, references in this report to "we", "us" or "our" refer to Kronos International, Inc. and its subsidiaries taken as a whole.

Note 2 - Accounts and other receivables, net:

                                                                    December 31,      September 30,
                                                                        2005              2006
                                                                    ------------      -------------
                                                                            (In thousands)

Trade receivables                                                     $110,268           $152,054
Recoverable VAT and other receivables                                   11,343             18,809
Allowance for doubtful accounts                                         (1,429)            (1,744)
                                                                      --------           --------

    Total                                                             $120,182           $169,119
                                                                      ========           ========


Note 3 -       Inventories, net:

                                                                    December 31,      September 30,
                                                                        2005              2006
                                                                    ------------      -------------
                                                                            (In thousands)

Raw materials                                                         $ 42,807           $ 37,493
Work in process                                                         13,654             15,442
Finished products                                                       98,004             82,874
Supplies                                                                30,883             36,370
                                                                      --------           --------

    Total                                                             $185,348           $172,179
                                                                      ========           ========

Note 4 - Accounts payable and accrued liabilities:

                                                                    December 31,      September 30,
                                                                        2005              2006
                                                                    ------------      -------------
                                                                            (In thousands)

Accounts payable                                                      $ 63,382           $ 59,827
Employee benefits                                                       27,147             29,102
Interest                                                                   117             15,655
Other                                                                   27,639             39,300
                                                                      --------           --------

    Total                                                             $118,285           $143,884
                                                                      ========           ========

Note 5 - Long-term debt:

                                                                    December 31,      September 30,
                                                                        2005              2006
                                                                    ------------      -------------
                                                                            (In thousands)

6.5% Senior Secured Notes                                             $   -              $505,241
8.875% Senior Secured Notes                                            449,298               -
Other                                                                    4,525              4,613
                                                                      --------           --------

    Total debt                                                         453,823            509,854
Less current maturities                                                    958                933
                                                                      --------           --------

    Total long-term debt                                              $452,865           $508,921
                                                                      ========           ========

     Senior Secured Notes - On April 11, 2006, we issued an aggregate of euro 400 million principal amount of new 6.5% Senior Secured Notes due April 2013, at 99.306% of their principal amount ($498.5 million when issued). These Senior Secured Notes were issued pursuant to an indenture that contains covenants, restrictions and collateral substantially identical to the covenants, restrictions and collateral of the 8.875% Senior Secured Notes. On May 11, 2006, we redeemed all of our 8.875% Senior Secured Notes at 104.437% of the aggregate principal amount of euro 375 million for an aggregate of $491.4 million, including the $20.9 million call premium. We used the proceeds from the 6.5% Senior Secured Notes issued in April 2006 to fund the redemption. We recognized a $22.3 million pre-tax interest charge in the second quarter of 2006 related to the prepayment of the 8.875% Senior Secured Notes, consisting of the call premium on the notes and the write-off of deferred financing costs and unamortized premium related to the notes.

Note 6 - Income taxes:

                                                                         Nine months ended
                                                                           September 30,
                                                                      ------------------------
                                                                      2005                2006
                                                                      ----                ----
                                                                            (In millions)

Expected tax expense                                                 $35.0               $13.8
Non-U.S. tax rates                                                      .4                 (.9)
Loss of German tax attribute                                          17.5                  -
Nondeductible expenses                                                 2.6                 2.3
Resolutions of prior year income tax issues, net                       (.2)                 -
Contingency reserve adjustment, net                                   (8.7)               (8.1)
Other, net                                                              .1                  .4
                                                                     -----               -----

    Total                                                            $46.7               $ 7.5
                                                                     =====               =====

     Due to the favorable resolution of certain income tax audits related to our German and Belgian operations during the first six months of 2006, we recognized a $2.0 million income tax benefit related to adjustments of prior year taxes. Due to an unfavorable resolution of certain income tax audit issues related to our German operations during the third quarter of 2006, we recognized a $2.0 million provision for income taxes related to prior year income taxes, which offset the $2.0 million benefit recognized in the first half of the year.

     Tax authorities are examining certain of our non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest. For example:

     o We previously received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 6 million. The Belgian tax authorities filed a lien on the fixed assets of our Belgian TiO2 operations in connection with their assessment. This lien did not interfere with on-going operations at the facility. We filed a protest to this assessment, and in July 2006 the Belgian tax authorities withdrew the assessment. The lien was subsequently released.

     o The Norwegian tax authorities previously notified us of their intent to assess tax deficiencies of approximately kroner 12 million relating to the years 1998 through 2000. We objected to this proposed assessment, and in May 2006 the Norwegian tax authorities withdrew the assessment.

     Principally as a result of the withdrawal of the Belgian and Norwegian assessments discussed above, we recognized a $9.5 million income tax benefit in the first six months of 2006 related to the total reduction in our income tax contingency reserve. Principally as a result of our ongoing income tax audits in Germany, we recognized a $1.4 million increase in our income tax contingency reserve in the third quarter of 2006. Other income tax examinations related to our operations continue, and we cannot guarantee that these tax matters will be resolved in our favor due to the inherent uncertainties involved in settlement initiatives and court and tax proceedings. We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.


Note 7 - Employee benefit plans:

     The components of net periodic defined benefit pension cost are presented in the table below.

                                                           Three months ended                Nine months ended
                                                               September 30,                   September 30,
                                                          ---------------------            --------------------
                                                          2005             2006            2005            2006
                                                          ----             ----            ----            ----
                                                              (In thousands)                   (In thousands)

Service cost                                             $1,562           $1,402         $ 4,701         $ 4,147
Interest cost                                             3,416            3,820          10,678          11,163
Expected return on plan assets                           (2,968)          (2,831)         (9,272)         (8,275)
Amortization of prior service cost                          117               86             365             251
Amortization of net transition obligations                  (77)              62              81             180
Recognized actuarial losses                                 741            1,953           2,305           5,708
                                                         ------           ------         -------         -------

     Total                                               $2,791           $4,492         $ 8,858         $13,174
                                                         ======           ======         =======         =======

     Contributions - We expect our 2006 contributions for our pension plans to be consistent with the amount we disclosed in our 2005 Annual Report.

Note 8 - Other noncurrent liabilities:

                                                                    December 31,      September 30,
                                                                        2005              2006
                                                                    ------------      -------------
                                                                            (In thousands)

Employee benefits                                                     $ 4,735           $  6,371
Insurance claims and expenses                                           1,255                995
Asset retirement obligations                                              934              1,050
Other                                                                   8,510              6,190
                                                                      -------           --------

    Total                                                             $15,434           $ 14,606
                                                                      =======           ========

Note 9 - Accounts with affiliates:

                                                                    December 31,      September 30,
                                                                        2005              2006
                                                                    ------------      -------------
                                                                            (In thousands)

Current receivables from affiliates:
  Kronos Canada Inc.                                                   $ 1,948            $ 2,905
  Kronos                                                                     -              4,835
  Other                                                                      4               -
                                                                       -------            ----

    Total                                                              $ 1,952            $ 7,740
                                                                       =======            =======

Current payables to affiliates:
  Kronos (US), Inc.                                                    $14,882              6,269
                                                                       -------            -------

    Total                                                              $14,882            $ 6,269
                                                                       =======            =======

Note 10 - Commitments and contingencies:

     Litigation matters - As reflected in our 2005 Annual Report, Kronos' Belgian subsidiary and certain of its employees were the subject of civil and criminal proceeding relating to an accident that resulted in two fatalities at our Belgian facility in 2000. In June 2006, the appellate court upheld a finding of civil responsibility against the subsidiary, reduced by approximately 50% the fine that had been imposed against the subsidiary by the lower court, and reversed the finding of responsibility as it related to the individual Kronos employees. No appeal was taken of the appellate court's decision.

     We and our affiliates are also involved in various environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our present and former businesses. In certain cases, we have insurance coverage for these items. We currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations or liquidity beyond the accruals already provided for.

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

     Stock options - We adopted the fair value provisions of SFAS No. 123R, "Share-Based Payment," on January 1, 2006, using the modified prospective application method. SFAS No. 123R, among other things, requires the cost of employee compensation paid with equity instruments to be measured based on the grant-date fair value. That cost is then recognized over the vesting period. Using the modified prospective method, we will apply the provisions of the standard to all new equity compensation granted after January 1, 2006 and any existing awards vesting after January 1, 2006. We have not issued any stock options to purchase Kronos common stock. However, certain of our employees have been granted options by NL to purchase NL common stock. The number of non-vested equity awards issued by NL as of December 31, 2005 is not material. Prior to the adoption of SFAS No. 123R we accounted for equity compensation in accordance with APBO No. 25, Accounting for Stock Issued to Employees. Our NL affiliate accounted for their equity awards under the variable accounting method whereby the equity awards were revalued based on the current trading price at each balance sheet date. We now account for these awards using the liability method under SFAS No. 123R, which is substantially identical to the variable accounting method we previously used. We recorded approximately $300,000 of compensation expense in the quarter ended September 30, 2005 for stock-based employee compensation and no material income or compensation expense was recorded in the quarter ended September 30, 2006. We recorded income for stock-based employee compensation of approximately $200,000 in each of the nine month periods ended September 30, 2005 and 2006. If we grant a significant number of equity awards or modify, repurchase or cancel existing equity awards in the future, the amount of equity compensation expense in our Consolidated Financial Statements could be material.

     Effective January 1, 2006, SFAS No. 123R requires the cash income tax benefit resulting from the exercise of stock options in excess of the cumulative income tax benefit previously recognized for GAAP financial reporting purposes to be reflected as a component of cash flows from financing activities in our Consolidated Financial Statements. Because we account for these options to purchase NL common stock under the liability method of SFAS No. 123R, the cash income tax benefit resulting from the exercise of such stock options will always be equal to the cumulative income tax benefit we would have previously recognized for GAAP financial reporting purposes. SFAS No. 123R also requires certain expanded disclosures regarding equity compensation, and we provided these expanded disclosures in our 2005 Annual Report

     Uncertain tax positions - In the second quarter of 2006 the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertain Tax Positions, which will become effective for us on January 1, 2007. FIN 48 clarifies when and how much of a benefit we can recognize in our Consolidated Financial Statements for certain positions taken in our income tax returns under SFAS No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves. Among other things, FIN 48 will prohibit us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%. FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new Standard. Our current income tax accounting policies comply with this aspect of the new Standard. We will also be required to reclassify any reserves we have for uncertain tax positions from deferred income tax liabilities, where they are currently recognized, to a separate current or noncurrent liability, depending on the nature of the tax position. We are currently evaluating the impact of FIN 48 on our Consolidated Financial Statements, we expect to complete our analysis in the fourth quarter of 2006.

     Planned Major Maintenance Activities - In September 2006 FASB issued FASB Staff Position ("FSP") No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, which will become effective for us on January 1, 2007, although early adoption is permitted. Under FSP No. AUG AIR-1, accruing in advance for major maintenance is no longer permitted. Companies that previously accrued in advance for major maintenance activities will be required to restate retroactively their financial statements to reflect a permitted method of expense for all periods presented. In the past we accrued in advance for our planned major maintenance; we will restate retroactively our financial statements in the fourth quarter of 2006 to reflect the direct expense method of accounting. The adoption of the FSP will have the following effect on our previously reported net income for the periods indicated:

                                                 Increase (decrease) in net income
                                                 ---------------------------------
                                                   2005                     2006
                                                   ----                     ----
Quarter Ended:                                             (In millions)

 March 31                                          $ 1.2                   $  .4
 June 30                                             (.5)                     .3
 September 30                                        (.6)                    (.3)
 December 31                                         (.1)                     Na
                                                   -----                   -----

       Total                                       $  -                    $  .4
                                                   =====                   =====

     Quantifying Financial Statement Misstatements - In September 2006 the SEC issued Staff Accounting Bulletin ("SAB") No. 108 expressing their views regarding the process of quantifying financial statement misstatements. The SAB is effective for us no later than the fourth quarter of 2006. According to SAB No. 108 both the "rollover" and "iron curtain" approaches must be considered when evaluating a misstatement for materiality. We do not expect the adoption of SAB No. 108 to have a material effect on our previously-reported consolidated financial position or results of operations at the date of adoption.

     Fair Value Measurements - In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements, which will become effective for us on January 1, 2007. SFAS No. 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements. SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods. We will be required to ensure all of our fair value measurements are in compliance with SFAS No. 157 on a prospective basis beginning in the first quarter of 2007. In addition, we will be required to expand our disclosures regarding the valuation methods and level of inputs we utilize in the first quarter of 2007. The adoption of this standard will not have a material effect on our Consolidated Financial Statements.

     Pension and Other Postretirement Plans - In September 2006 FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires us to recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension plans on our Consolidated Balance Sheets. We will recognize through other comprehensive income prior unrecognized gains and losses and prior service costs or credits, net of tax, as of December 31, 2006 that we currently amortize through net periodic benefit cost. All future changes in the funded status of these plans will be recognized through comprehensive income, net of tax (either net income or other comprehensive income). We will also provide certain new disclosures related to these plans. In addition, we currently use September 30 as a measurement date for our pension plans, but under this standard we will be required to use December 31 as the measurement date for all of our plans. The measurement date requirement of SFAF No. 158 will become effective for us by the end of 2008 and provides two alternate transition methods; we have not yet determined which transition method we will select. This standard does not change the existing recognition and measurement requirements that determine the amount of periodic benefit cost recognized in net income.

     The asset and liability recognition and disclosure requirements of this standard will become effective for us as of December 31, 2006 and will be adopted prospectively. We will not complete the 2006 assessment of the funded status of our pension and postretirement benefit plans until after December 31, 2006. At December 31, 2005, our pension plans were under funded by $175.7 million in the aggregate, and we had a net $136.1 million liability recognized on our Consolidated Balance Sheet related to these plans. Our 2006 funded status will be based in part on certain actuarial assumptions that we cannot yet determine and differences between the actual and expected return on plan assets during the year. Therefore, we are not able to determine the impact this standard will have on our Consolidated Financial Statements; however we believe the net effect of adopting SFAS No. 158 will reduce our stockholders' equity at December 31, 2006. The full disclosure of the funded status of our defined benefit pension and postretirement benefit plans at December 31, 2005 can be found in Note 11 to our 2005 Annual Report.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

Business and results of operations overview

     We are a leading global producer and marketer of value-added titanium dioxide pigments ("TiO2"). TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products. For the nine months ended September 30, 2006, approximately three-fourths of our sales volumes were into European markets in Europe. We believe we are the second largest producer of TiO2 in Europe with an estimated 20% share of European TiO2 sales volumes. Our production facilities are located throughout Europe.

     We reported net income of $9.0 million, in the third quarter of 2006 as compared to net income of $6.4 million, in the third quarter of 2005. For the first nine months of 2006, we reported net income of $32.0 million, compared to net income of $53.2 million, in the first nine months of 2005. Our increased net income for the third quarter 2006 compared to the third quarter of 2005 is due to the favorable effects of lower interest expense and lower income taxes in 2006, offset somewhat by the effects of lower income from operations. Our net income for the first nine months of 2006 declined from the first nine months of 2005 due primarily to the net effect of (i) lower income from operations in 2006, (ii) a gain from the sale of our passive interest in a Norwegian smelting operation in 2005, (iii) a charge from the 2006 redemption of our 8.875% Senior Secured Notes, and (iv) the favorable effect of certain net income tax benefits recognized in 2006.

     Our net income in the first nine months of 2005 includes a net third quarter non-cash income tax charge of $8.8 million for developments with respect to ongoing non-U.S. income tax audits primarily in Germany and Belgium and a second quarter gain of $5.4 million related to the sale of our passive interest in a Norwegian smelting operation. Our net income in the first nine months of 2006 includes a second quarter charge related to the redemption of our 8.875% Senior Secured Notes of $22.3 million and a net income tax benefit of $8.1 million (expense of $3.4 million in the third quarter) related to the net effect of the withdrawal of certain income tax assessments previously made by the Belgian and Norwegian tax authorities, the resolution of certain income tax issues related to our German and Belgian operations.

Forward-looking information

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Quarterly Report on Form 10-Q that are not historical in nature are forward-looking in nature about our future that are not statements of historical fact. Statements in this report including, but not limited to, statements found in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent our beliefs and assumptions based on currently available information. In some cases you can identify these forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC including, but not limited to, the following:

     o    Future supply and demand for our products,
     o    The extent of our dependence on certain market sectors,
     o    The cyclicality of our businesses,
     o Customer inventory levels (such as the extent to which our customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases),
     o    Changes in raw  material  and other  operating  costs  (such as energy costs),
     o    The possibility of labor disruptions,
     o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2),
     o    Competitive products and substitute products,
     o    Customer and competitor strategies,
     o    The impact of pricing and production decisions,
     o    Competitive technology positions,
     o    The introduction of trade barriers,
     o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro and the Norwegian kroner),
     o    Operating  interruptions   (including,   but  not  limited  to,  labor
          disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
     o    The timing and amounts of insurance recoveries,
     o    Our ability to renew or refinance credit facilities,
     o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
     o The ultimate ability to utilize income tax attributes, the benefit of which has been recognized under the "more likely than not" recognition criteria,
     o    Environmental   matters  (such  as  those  requiring  compliance  with
          emission and discharge standards for existing and new facilities),
     o    Government laws and regulations and possible  changes  therein,
     o    The ultimate resolution of pending litigation, and
     o    Possible future litigation.

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

     The factors having the most impact on our reported operating results are:

     o    Our TiO2 selling prices,
     o Foreign currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro),
     o    Our TiO2  sales and  production  volumes,  and
     o    Manufacturing   costs  particularly   maintenance  and  energy-related
          expenses.

     Our key performance indicators are our TiO2 average selling prices, and our level of TiO2 sales and production volumes.

     Quarter ended September 30, 2005 compared to the Quarter ended September 30, 2006 -



                                                                  Three months ended
                                                                     September 30,
                                                    ---------------------------------------------
                                                            2005                      2006
                                                    --------------------      -------------------
                                                                (Dollars in millions)

Net sales                                           $206.0         100 %      $233.7        100 %
Cost of sales                                        150.8          73 %       181.6         78 %
                                                    ------         ---        ------        ---
  Gross margin                                        55.2          27 %        52.1         22 %
Other operating income and expenses, net              24.6          12 %        27.8         12 %
                                                    ------         ---        ------        ---
  Income from operations                            $ 30.6          15 %      $ 24.3         10 %
                                                    ======         ===        ======        ===

                                                                                              %
                                                                                            Change
TiO2 operating statistics:
  Sales volumes*                                      82                        89            9 %
  Production volumes*                                 83                        84            1 %

  Percent change in net sales:
    TiO2 product pricing                                                                     (1)%
    TiO2 sales volumes                                                                        9 %
    TiO2 product mix                                                                          1 %
    Changes in currency exchange rates                                                        4 %
                                                                                            ---

    Total                                                                                    13 %
                                                                                            ===

      * Thousands of metric tons

     Net sales - Net sales increased 13% or $27.7 million compared to the third quarter of 2005 primarily due to a 9% increase in TiO2 sales volumes and the impact of currency exchange rates. The benefit of higher sales volumes was offset somewhat by a 1% decrease in average TiO2 selling prices. We estimate the favorable effect of changes in currency exchange rates increased our net sales by approximately $8 million, compared to the same period in 2005. We expect average selling prices in the fourth quarter of 2006 to increase slightly from the third quarter of 2006.

     Our 9% increase in sales volumes in the third quarter of 2006 is primarily due to higher sales volumes in Europe and export markets. We expect overall demand will continue to remain high for the remainder of the year.

     Cost of sales - Cost of sales increased $30.9 million or 20% in the third quarter of 2006 compared to 2005 primarily due to the impact of increased sales volumes, a 33% increase in utility costs (primarily energy costs), and a 5% increase in raw material costs. The cost of sales as a percentage of net sales increased to 78% in the third quarter of 2006 compared to 73% in the third quarter of 2005 primarily due to increases in operating costs.

     The negative impact of the increase in other operating costs and raw materials was somewhat offset by increased production levels. TiO2 production volumes increased 1% in the third quarter of 2006 compared to the same period in 2005, which favorably impacted our operating income comparisons. We continued to gain operational efficiencies at our existing TiO2 facilities by enhancing our processes and debottlenecking production to meet long-term demand. Our operating rates were near full capacity in both periods.

     Through our debottlenecking program, we added finishing capacity in the German chloride-process facility which along with equipment upgrades and enhancements in several locations, have allowed us to reduce downtime for maintenance activities. Our production capacity has increased by approximately 25% over the past ten years with only moderate capital expenditures. We believe our annual attainable TiO2 production capacity for 2006 is approximately 350,000 metric tons, with some additional capacity expected to be available in 2007 through our continued debottlenecking efforts.

     Income from operations - Income from operations for the third quarter of 2006 declined by 21% to $24.3 million compared to the same period in 2005; income from operations as a percentage of net sales declined to 10% in the third quarter of 2006 from 15% in the same period for 2005. This decrease is driven by the decline in gross margin, which fell to 22% in 2006 compared to 27% in 2005. While our sales volumes are higher in 2006, our gross margin has decreased as pricing has not improved to offset the negative impact of our increased operating costs (primarily energy costs and raw materials). Changes in currency exchange rates, have also negatively affected our gross margin. We estimate the negative effect of changes in foreign currency exchange rates decreased income from operations by approximately $1 million. We expect income from operations for the fourth quarter of 2006 will continue to be lower than the fourth quarter of 2005.

     Other non-operating income (expense) - Interest expense decreased $1.6 million from $10.6 million in the third quarter of 2005 to $9.0 million in the third quarter of 2006 due primarily to redemption of the 8.875% Senior Secured Notes and issuance of the 6.5% Senior Secured Notes in the second quarter of 2006, which is partially offset by unfavorable changes in currency exchange rates in 2006 compared to 2005. Excluding the effect of currency exchange rates, we expect interest expense will be lower in the fourth quarter of 2006 as compared to the fourth quarter of 2005.

     We have a significant amount of indebtedness denominated in the euro, primarily the Senior Secured Notes. The interest expense we recognize will vary with fluctuations in the euro exchange rate.

     Provision for income taxes - Our provision for income taxes was $11.7 million in the third quarter of 2006 compared to $18.5 million in the same period last year. Our income tax expense for the third quarter 2006 includes an aggregate provision for income taxes of $3.4 million, principally for unfavorable developments with respect to ongoing income tax audits in Germany. Our income tax expense in the third quarter of 2005 includes an income tax benefit of $8.7 million for the effect of favorable developments with respect to income tax audits in Belgium offset by a charge of $17.5 million for the unfavorable effect related to the loss of certain of our German income tax attributes. See Note 6 to the Condensed Consolidated Financial Statements.

     Nine months ended September 30, 2005 compared to the Nine months ended September 30, 2006 -


                                                                  Nine months ended
                                                                     September 30,
                                                    ---------------------------------------------
                                                            2005                      2006
                                                    --------------------      -------------------
                                                                (Dollars in millions)

Net sales                                           $643.1         100 %      $690.8        100 %
Cost of sales                                        455.0          71 %       527.6         76 %
                                                    ------         ---        ------        ---
  Gross margin                                       188.1          29 %       163.2         24 %
Other operating income and expense, net               75.0          12 %        85.8         12 %
                                                    ------         ---        ------        ---
  Income from operations                            $113.1          17 %      $ 77.4         12 %
                                                    ======         ===        ======        ===

                                                                                             %
                                                                                          Change
TiO2 operating statistics:
  Sales volumes*                                     244                       270           11 %
  Production volumes*                                250                       258            3 %

  Percent change in net sales:
    TiO2 product pricing                                                                     (1)%
    TiO2 sales volumes                                                                       11 %
    TiO2 product mix                                                                         (1)%
    Changes in currency exchange rates                                                       (2)%
                                                                                            ---

    Total                                                                                     7 %
                                                                                            ===

      * Thousands of metric tons

     Net sales - Net sales increased 7% or $47.8 million compared to the nine months ended September 30, 2005, primarily due to an 11% increase in TiO2 sales volumes, offset somewhat by the impact of currency exchange rates. We estimate the unfavorable effect of changes in currency exchange rates decreased our net sales by approximately $14 million, compared to the same period in 2005.

     Our 11% increase in sales volumes in the nine months ended September 30, 2006 is primarily due to higher sales volumes in Europe and export markets. Our sales volumes in the first nine months of 2006 was a new record for us.

     Cost of sales - Cost of sales increased $72.7 million or 16% in the nine months ended September 30, 2006, compared to the same period in 2005, primarily due to the impact of increased sales volumes, a 27% increase in utility costs (primarily energy costs) and a 5% increase in raw materials costs. The cost of sales percentage of net sales increased to 76% in the nine months ended September 30, 2006, compared to 71% in the same period of 2005 primarily due to increases in higher raw material and other operating costs (including energy costs).

     The negative impact of the increase in energy costs and raw materials was somewhat offset by record production levels. TiO2 production volumes increased 3% in the nine months ended September 30, 2006 compared to the same period in 2005, which favorably impacted our income from operations comparisons. Our operating rates were near full capacity in both periods. Production volume was a record aided by enhancing our process and continuing debottlenecking efforts.

     Income from operations - Income from operations for the nine months ended September 30, 2006 declined by 32% to $77.4 million compared to the same period in 2005, the income from operations as a percentage of net sales declined to 12% in the nine months ended September 30, 2006 from 18% in the same period for 2005. This decrease is driven by the decline in gross margin which fell to 24% in 2006 compared to 29% in 2005. While our sales volumes are higher in 2006, our gross margin, has decreased as pricing has not improved to offset the negative impact of our increased operating costs (primarily energy and raw materials). We estimate the negative effect of changes in foreign currency exchange rates decreased income from operations by approximately $10 million.

     Other non-operating income (expense) - In the second quarter of 2006, we issued our euro 400 million principal amount of 6.5% Senior Secured Notes, and used the proceeds to redeem our euro 375 million principal amount of 8.875% Senior Secured Notes, we recognized a $22.3 million pre-tax interest charge ($14.8 million net of income tax benefit) in the second quarter of 2006 for the prepayment of the notes, representing (1) the call premium on the notes, (2) the write-off of deferred financing costs and (3) write off of the existing unamortized premium on the notes. See Note 5 to the Condensed Consolidated Financial Statements. Annual interest expense on the 6.5% Senior Secured Notes will be approximately euro 6 million less than on the 8.875% Senior Secured Notes.

         Interest expense decreased $1.7 million to $31.8 million for the nine months ended September 30, 2006 from $33.5 million in the same period in 2005. The decrease in interest expense is due to the redemption of the 8.875% Senior Secured Notes and the issuance of the 6.5% Senior Secured Notes.

     Provision for income taxes (benefit) - Our provision for income taxes was $7.5 million in the first nine months of 2006 compared to $46.7 million in the same period last year. Our income tax expense in 2006 includes (i) an income tax benefit of $2.0 million related to the favorable resolution of certain income tax audits issues in Germany and Belgium, (ii) a $2.0 million provision for income taxes related to the unfavorable resolution of certain income tax audit issues in Germany, (iii) an income tax benefit of $9.5 million resulting from the reduction in our income tax contingency reserves related to favorable developments with income tax audits in Belgium and Norway and (iv) a $1.4 million provision for income taxes resulting from the increase in our income tax contingency reserve related to our ongoing income tax audits, principally in Germany. Our income tax expense in the first nine months of 2005 includes an income tax benefit of $8.7 million for the aggregate effect of favorable developments with respect to income tax audits in Belgium and a charge of $17.5 million for the unfavorable effect related to the loss of certain of our German income tax attributes. See Note 6 to the Condensed Consolidated Financial Statements for a tabular reconciliation of the statutory tax expense to our actual tax benefit.

Currency exchange

     All of our operations and assets are located outside the United States (in Germany, Belgium and Norway). The majority of our sales are denominated in foreign currencies, principally the euro and other major European currencies. A portion of our sales generated from our operations are denominated in the U.S. dollar. Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies. Consequently, the translated U.S. dollar value of our sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in foreign currency exchange rates had the following effects on our sales and income from operations in 2006 as compared to 2005.


                                              Three months ended            Nine months ended
                                              September 30, 2006           September 30, 2006
                                                   vs. 2005                     vs. 2005
                                              ------------------           ------------------
                                                      Increase (decrease), in millions
                                              -----------------------------------------------
Impact on:
  Net sales                                          $ 8                         $ (14)
  Income from operations                              (1)                          (10)

Outlook

     We expect income from operations for the fourth quarter of 2006 will be lower than the fourth quarter of 2005 due primarily to continued downward pricing pressure and increased energy costs and raw materials costs. Our expectations as to the future of the TiO2 industry are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier than expected capacity additions and technological advances. If actual developments differ from our expectations, our results of operations could be unfavorably affected.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

     Trends in cash flows as a result of our operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

         Our cash flows from operating activities provided $42.4 million in the first nine months of 2006, compared to $66.9 million the first nine months of 2005. This decrease was due primarily to the net effects of the following items:

     o    Lower income from operations in 2006 of $35.7 million;
     o Payment of the $20.9 million call premium as a result of the May 2006 prepayment of our 8.875% Senior Secured Notes, which is required to be included in cash flows from operating activities;
     o A lower amount of net cash used from relative changes in our inventories, receivables, payables and accruals of $17.3 million in 2006 due primarily to relative changes in our inventory levels, as discussed below;
     o Lower cash paid for interest in 2006 of $6.7 million, primarily as a result of the May 2006 redemption of our 8.875% Senior Secured Notes (which paid interest semiannually in June and December) and the April 2006 issuance of our 6.5% Senior Secured Notes (which will pay interest semiannually in April and October); and
     o Higher cash paid for income taxes in 2006 of $1.1 million, in part due to the net payment of $4.3 million in 2006 associated with the settlement of prior year income tax audits.

     Changes in working capital were affected by accounts receivable and inventory changes. Our average day's sales outstanding ("DSO") increased from 52 days at December 31, 2005 to 65 days at September 30, 2006 due to the timing of collection on higher accounts receivable balances at the end of September. For comparative purposes, our average DSO remained constant at 57 days, from December 31, 2004 to September 30, 2005. Our average days sales in inventory ("DSI") decreased from 105 days at December 31, 2005 to 85 days at September 30, 2006, as our record TiO2 sales volumes in the first nine months of 2006 exceeded our record TiO2 production volumes during such period. For comparative purposes, our TiO2 production volumes were higher than our TiO2 sales volumes in the first nine months of 2005, and our average DSI increased from 99 days at December 31, 2004 to 105 days at September 30, 2005.

Investing activities

     Capital expenditures were $18.9 million and $24.7 million in the nine months ended September 30, 2005 and 2006, respectively. Capital expenditures are primarily for improvements and upgrades to existing facilities.

Financing activities

     In the second quarter of 2006 we redeemed our euro 375 million principal amount of 8.875% Senior Secured Notes ($470.5 million when redeemed) and issued euro 400 million principal amount of 6.5% Senior Secured Notes at 99.306% ($498.5 million when issued). See Note 5 to the Condensed Consolidated Financial Statements.

     We paid dividends of $26.1 million in the first nine months of 2006.

Outstanding debt obligations

     At September 30, 2006, our consolidated debt was comprised of:

     o euro 400 million principal amount of 6.5% Senior Secured Notes ($505.2 million at September 30, 2006) due in 2013; and
     o    Approximately $4.6 million of other indebtedness

     Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to its stated maturity for reasons other than defaults for failure to comply with applicable covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. We are in compliance with all of our debt covenants at September 30, 2006. See Note 5 to the Condensed Consolidated Financial Statements.

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

     We routinely evaluate our liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, our dividend policy, our debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, we have in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, repurchase shares of our common stock, modify our dividend policy, restructure ownership interests, sell interests in our subsidiaries or other assets, or take a combination of these steps or other steps to manage our liquidity and capital resources. Such activities have in the past and may in the future involve related companies. In the normal course of our business, we may investigate, evaluate, discuss and engage in acquisition, joint venture, strategic relationship and other business combination opportunities in the TiO2 industry. In the event of any future acquisition or joint venture opportunity, we may consider using then-available liquidity, issuing our equity securities or incurring additional indebtedness.

     At September 30, 2006, unused credit available under all of our existing credit facilities was approximately $99 million. Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our future obligations including operations, capital expenditures, debt service and current dividend policy. If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

     We intend to spend approximately $40 million for major improvements and upgrades to our existing facilities during 2006, including the $24.7 million we spent though September 30, 2006.

Off-balance sheet financing

     We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2005 Annual Report.

Commitments and contingencies

     See Notes 6 and 10 to the Condensed Consolidated Financial Statements for a description of certain income tax examinations currently underway and legal proceedings.

Recent accounting pronouncements

         See Note 11 to the Condensed Consolidated Financial Statements.

Critical accounting policies

     For a discussion of our critical accounting policies, refer to Part I, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2005 Annual Report. There have been no changes in our critical accounting policies during the first nine months of 2006.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to market risk, including foreign currency exchange rates, interest rates and security prices. For a discussion of such market risk items, refer to Part I, Item 7A, "Quantitative and Qualitative Disclosure About Market Risk" in our 2005 Annual Report. There have been no material changes in these market risks during the first nine months of 2006.

     We have substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amounts of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates.

     We periodically use currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with trade receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. We had no forward contracts outstanding at September 30, 2006. We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of September 30, 2006.

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

Changes in Internal Control over Financial Reporting

     There has been no change to our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     Refer to Note 10 of the Condensed Consolidated Financial Statements and to the 2005 Annual Report for descriptions of certain legal proceedings.

Item 1A. Risk Factors

     For a discussion of the risk factors  related to our  businesses,  refer to
Part I, Item 1A., "Risk Factors," in our 2005 Annual report. There have been no material changes to such risk factors during the nine months ended September 30, 2006.

Item 6. Exhibits

     31.1 - Certification

     31.2 - Certification

     32.1 - Certification



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          KRONOS INTERNATIONAL, INC.
                                      ---------------------------------
                                                 (Registrant)



Date   November 6, 2006                    By /s/ Gregory M. Swalwell
     --------------------                     ------------------------------
                                              Gregory M. Swalwell
                                              Vice President, Finance and
                                               Chief Financial Officer
                                              (Principal Financial Officer)



Date   November 6, 2006                    By /s/ Tim C. Hafer
     --------------------                     -----------------------------
                                              Tim C. Hafer
                                              Vice President and Controller
                                              (Principal Accounting Officer)