Form 10-K
period 2006-12-31
KRONOS INTERNATIONAL INC
filed 2007-03-13
CIK 1176236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934:
For the fiscal year ended December 31, 2006
Commission file number 333-100047

KRONOS INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	22-2949593
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700
Dallas, Texas 75240-2697
(Address of principal executive offices)

Registrant's telephone number, including area code: (972) 233-1700

No securities are registered pursuant to Section 12(b) of the Act.

No securities are registered pursuant to Section 12(g) of the Act.

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

No common stock was held by nonaffiliates of the Registrant as of June 30, 2006 (the last business day of the Registrant's most recently-completed second fiscal quarter).

As of February 28, 2007, 2,968 shares of the Registrant's common stock were outstanding.

The Registrant is a wholly-owned subsidiary of Kronos Worldwide, Inc. (File No. 1-31763) and meets the conditions set forth in General Instructions I(1) (a) and (b) and is therefore filing this Form 10-K with the reduced disclosure format.

Documents incorporated by reference

None.

Forward-Looking Information

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Because these forward-looking statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by these forward-looking statements. We do not intend to assume any duty to update or revise any forward-looking statements for new information, future events or otherwise.

Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in such forward-looking statements are reasonable, we cannot give assurances that these expectations will prove to be correct. Forward-looking statements involve substantial risks and uncertainties which could significantly impact expected results, and actual results could differ materially from those described. It is not possible to identify all of the risks and uncertainties we face that could cause actual results to differ materially from those described in this report. But, we have included discussion on the following most significant risk factors in Item 1A of this document:

•	Future supply and demand for our products
•	The extent of the dependence of certain of our businesses on certain market sectors
•	The cyclicality of our businesses
•
Customer inventory levels (such as the extent to which our customers may, from time to time, accelerate purchases of titanium dioxide pigments (“TiO2”) in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases)

•	Changes in raw material and other operating costs (such as energy costs)
•	The possibility of labor disruptions
•	General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2)
•	Competitive products and substitute products
•	Customer and competitor strategies
•	Potential consolidation of our competitors
•	The impact of pricing and production decisions
•	Competitive technology positions
•	The introduction of trade barriers
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar)
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions)
•	The timing and amounts of insurance recoveries
•	Our ability to renew or refinance credit facilities
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters
•	The ultimate ability to utilize income tax attributes, the benefits of which have been recognized under the “more-likely-than-not” recognition criteria
•	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities)
•	Government laws and regulations and possible changes therein
•	The ultimate resolution of pending litigation
•	Possible future litigation

Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. We disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of changes in information, future events or otherwise.

PART I

ITEM 1. BUSINESS

General

Kronos International, Inc., a Delaware corporation, is registered in the Commercial Register of the Federal Republic of Germany. We are a wholly-owned subsidiary of Kronos Worldwide, Inc. (“Kronos”). At December 31, 2006, (i) Valhi, Inc. (NYSE: VHI) held approximately 59% of Kronos’ common stock and NL Industries, Inc. (NYSE: NL) held an additional 36% of Kronos’ common stock, (ii) Valhi held 83% of NL’s outstanding common stock and (iii) Contran Corporation and its subsidiaries held approximately 92% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain descendants of Harold C. Simmons (of which Mr. Simmons is trustee), or is held by persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control all of these companies.

Our principal place of business is in Leverkusen, Germany. We conduct Kronos’ European value-added TiO2 pigment operations. We, along with our distributors and agents sell and provide technical services for our products to over 3,000 customers in over 100 countries with the majority of sales in Europe. Our chemical businesses have operated in the European markets since the 1920’s. We believe that we have developed considerable expertise and efficiency in the manufacture, sale, shipment and service of our products.

TiO2 is a white inorganic pigment used to impart whiteness, brightness and opacity for products such as coatings, plastics, paper, fibers, food, ceramics and cosmetics. TiO2 is considered a “quality-of-life” product with demand and growth affected by gross domestic product and overall economic conditions in our markets in various parts of the world. TiO2 derives its value from its whitening properties and hiding power (opacity), which is the ability to cover or mask other materials effectively and efficiently. TiO2 is the largest commercially used whitening pigment because it has a high refractive rating giving it more hiding power than any other commercially produced white pigment. In addition, TiO2 has excellent resistance to interaction with other chemicals, good thermal stability and resistance to ultraviolet degradation. We ship TiO2 to our customers in either a powder form or a slurry form via rail, truck and ocean carrier. Including our predecessors, we have produced and marketed TiO2 in North America and Europe for over 80 years.

Per capita utilization of TiO2 in the United States and Western Europe far exceeds that in other areas of the world. We expect these markets to continue to be the largest consumers of TiO2 for the foreseeable future. It is probable that significant markets for TiO2 could emerge in Eastern Europe or the Far East as the economies in these regions develop to the point that quality-of-life products, including TiO2, experience greater demand. In addition, China has developed into a significant market and as its economy continues to develop it is probable that quality-of-life products, including TiO2 will experience greater demand in that country.

Sales of TiO2 were about 87% of our net sales in 2006. The remaining 13% of net Sales is comprised of other product lines that are complementary to TiO2. These other products are described as follows:

•
We also own and operate an ilmenite mine in Norway pursuant to a governmental concession with an unlimited term. Ilmenite is a raw material used directly as a feedstock by some sulfate-process TiO2 plants, including all of our European sulfate-process plants. We also sell ilmenite ore to third-parties some of whom are our competitors. The mine has estimated reserves that are expected to last at least 50 years.

•
We also manufacture and sell iron-based chemicals, which are co-products and processed co-products of the TiO2 pigment production process. These co-product chemicals are marketed through our Ecochem division, and are used primarily as treatment and conditioning agents for industrial effluents and municipal wastewater as well as in the manufacture of iron pigments, cement and agricultural products.

•
We also manufacture and sell titanium oxychloride, which is a side-stream product from the production of TiO2. Titanium oxychloride is used in specialty applications in the formulation of pearlescent pigments, production of electroceramic capacitors for cell phones and other electronic devices.

Manufacturing and operation

We currently produce over 40 different TiO2 grades under the KronosTM which provide a variety of performance properties to meet customers’ specific requirements. Our major customers include domestic and international paint, plastics and paper manufacturers.

Extenders, such as kaolin clays, calcium carbonate and polymeric opacifiers, are used in a number of the same end-use markets as white pigments. However, the opacity in these products is not able to duplicate the performance characteristics of TiO2, and so we believe these products are not effective substitutes for TiO2.

We produce TiO2 in two crystalline forms: rutile and anatase. Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process. Chloride process rutile is preferred for the majority of customer applications. From a technical standpoint, chloride process rutile has a bluer undertone and higher durability than sulfate process rutile. Although many end-use applications can use either form, chloride process rutile is the preferred form for use in coatings and plastics, the two largest end-use markets. Sulfate process anatase represents a much smaller percentage of annual global TiO2 production and is preferred for use in selected paper, ceramics, rubber tires, man-made fibers, food and cosmetics.

Chloride production process. Approximately two-thirds of our current production capacity is based on the chloride process. The chloride process is a continuous process in which chlorine is used to extract rutile TiO2. The chloride process typically has lower manufacturing costs than the sulfate process due to newer technology, higher yield, less waste, lower energy requirements and lower labor costs. The chloride process produces less waste than the sulfate process because much of the chlorine is recycled and feedstock bearing a higher titanium content is used.

Sulfate production process. Approximately 32% of our current production capacity is based on the sulfate process. The sulfate process is a batch chemical process that uses sulfuric acid to extract both rutile and anatase TiO2.

Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling). Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments and, in 2006, chloride process production facilities represented over 60% of industry capacity.

We produced a new company record of 348,000 metric tons of TiO2 in 2006, compared to 335,000 metric tons in 2005 and 328,000 metric tons in 2004. Our average production capacity utilization rates were near or at full capacity in 2004, 2005 and 2006. Our production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. We believe our annual attainable production capacity for 2007 is approximately 355,000 metric tons, with some slight additional capacity available in 2007 through our continued debottlenecking efforts.

Raw materials

The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (natural rutile ore or purchased slag), chlorine and coke. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Canada, India and the United States. Through Kronos (US), Inc., a wholly-owned subsidiary of Kronos, we purchase chloride process grade slag from Rio Tinto Iron and Titanium under a long-term supply contract that expires at the end of 2010. We purchase natural rutile ore primarily from Iluka Resources, Limited under a long-term supply contract that expires at the end of 2009. We expect to be successful in obtaining long-term extensions to these and existing supply contracts prior to their expiration. We expect the raw materials purchased under these contracts to meet our chloride process feedstock requirements over the next several years.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock (primarily ilmenite from our Norwegian mine or purchased slag) and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa. As one of the few vertically integrated producers of sulfate process TiO2, we own and operate a rock ilmenite mine in Norway, which provided all of our feedstock for our European sulfate process TiO2 plants in 2006. We expect ilmenite production from our mine to meet our sulfate process feedstock requirements for the foreseeable future and any remaining will be sold to third parties.

The following table summarizes our raw materials procured or mined in 2006.

Production Process/Raw Material	Quantities of Raw Materials Procured or Mined
(In thousands of metric tons)

Chloride process plants - purchased slag or natural rutile ore	307

Sulfate process plants - raw ilmenite ore mined internally	319

Competition

The TiO2 industry is highly competitive. Our principal competitors are E.I. du Pont de Nemours & Co.; Millennium Chemicals, Inc. (a subsidiary of Lyondell Chemicals); Tronox Incorporated; Huntsman International Holdings LLC; and Ishihara Sangyo Kaisha, Ltd. Our five largest competitors have estimated individual shares of TiO2 production capacity ranging from 4% (for Ishihara) to 24% (for DuPont), and an estimated aggregate share of worldwide TiO2 production volume in excess of 60%. Lyondell has announced that it intends to sell Millenium Chemicals to National Titanium Dioxide Company Ltd. in the first half of 2007.

We compete primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of our grades and substantially all of our production are considered commodity pigments with price generally being the most significant competitive factor. We believe that we are the leading seller of TiO2 in Germany, are among the leading marketers in the Benelux and Scandinavian markets. We had an estimated 9% share of worldwide TiO2 sales volume in 2006. Overall, we are Europe’s second largest producer of TiO2.

Worldwide capacity additions in the TiO2 market resulting from construction of greenfield plants require significant capital expenditures and substantial lead time (typically three to five years in our experience). We are not aware of any TiO2 plant currently under construction. Du Pont has announced its intention to build a greenfield facility in China, but it is not clear when construction will begin and it is not likely that any product would be available until 2010, at the earliest.

We expect that industry capacity will increase as we and our competitors continue to debottleneck our existing facilities. We expect the average annual increase in industry capacity from announced debottlenecking projects will be less than the average annual demand growth for TiO2 during the next three to five years. However, no assurance can be given that future increases in the TiO2 industry production capacity and future average annual demand growth rates for TiO2 will conform to our expectations. If actual developments differ from our expectations, ours and the TiO2 industry's performances could be unfavorably affected.

Research and development

Our research and development activities are directed primarily on improving the chloride and sulfate production processes, improving product quality and strengthening our competitive position by developing new pigment applications. Research and development activities are primarily conducted at the Leverkusen, Germany facility. Our expenditures for research and development and certain technical support programs were approximately $8 million in 2004, $9 million in 2005 and $11 million in 2006.

We continually seek to improve the quality of our grades, and have been successful at developing new grades for existing and new applications to meet the needs of customers and increase product life cycle. Since 2002, we have added eleven new grades for plastics, coatings, fiber and paper laminate applications.

Patents and trademarks

We believe that our patents held for products and production processes are important to us and our continuing business activities. We seek patent protection for our technical developments, principally in the United States, Canada and Europe, and from time to time enter into licensing arrangements with third parties. Our existing patents generally have terms of 20 years from the date of filing, and have remaining terms ranging from one to 19 years. We seek to protect our intellectual property rights, including our patent rights, and from time to time are engaged in disputes relating to the protection and use of intellectual property relating to our products.

Our trademarks, including Kronos, are protected by registration in the United States and elsewhere with respect to those products we manufacture and sell. We also rely on unpatented proprietary know-how and continuing technological innovation, and other trade secrets to develop and maintain our competitive position. Our proprietary chloride production process is an important part of our technology, and our business could be harmed if we fail to maintain confidentiality of our trade secrets used in this technology.

Major customers

We sell to a diverse customer base, and no single customer makes up more than 10% of our sales for 2006. Our largest ten customers, excluding sales to Kronos and affiliates accounted for approximately 20% of sales in 2006.

Seasonality

Neither our business as a whole nor that of any of our principal product groups is seasonal to any significant extent. However, TiO2 sales are generally higher in the first half of the year. This is due in part to the increase in paint production in the spring to meet demand during the spring and summer painting season.

Employees

As of December 31, 2006, we employed approximately 1,960 persons. Hourly employees in European production facilities are represented by a variety of labor unions, with labor agreements having various expiration dates. Our union employees are covered by master collective bargaining agreements in the chemicals industry that are renewed annually. We believe our labor relations are good.

Regulatory and environmental matters

Our operations are governed by various environmental laws and regulations. Certain of our businesses are, or have been, engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of ours have the potential to cause environmental or other damage. We have implemented and continue to implement various policies and programs in an effort to minimize these risks. Our policy is to maintain compliance with applicable environmental laws and regulations at all of our facilities and to strive to improve our environmental performance. It is possible that future developments such as stricter requirements in environmental laws and enforcement policies thereunder, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances and could adversely affect our consolidated financial position, results of operations or liquidity.

While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory framework is provided by the European Union. Germany and Belgium are members of the European Union and follow its initiatives. Norway is not a member but generally patterns its environmental regulatory actions after the European Union. We believe that we have obtained all required permits and are in substantial compliance with applicable environmental requirements for our European facilities.

At our sulfate plant facilities in Germany, we recycle weak sulfuric acid either through contracts with third parties or at our own facilities. In addition, at our German locations we have a contract with a third party to treat certain sulfate-process effluents. At our Norwegian plant, we ship spent acid to a third party location where it is treated and disposed. These contracts may be terminated by either party after giving three or four years advance notice, depending on the contract.

From time to time, our facilities may be subject to environmental regulatory enforcement under U.S. and foreign statutes. Typically we establish compliance programs to resolve these matters. Occasionally, we may pay penalties. To date such penalties have not involved amounts having a material adverse effect on our consolidated financial position, results of operations or liquidity. We believe that all of our facilities are in substantial compliance with applicable environmental laws.

Our capital expenditures in 2006 related to ongoing environmental compliance, protection and improvement programs were $4 million, and are currently expected to be approximately $5 million in 2007.

Website and other available information

Our fiscal year ends December 31. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports of Form 8-K, and any amendments to those reports are available on Kronos Worldwide’s website at www.kronostio2.com, as we do not maintain our own website. These reports are available, without charge, as soon as is reasonably practicable after we file or furnish them electronically with the Securities and Exchange Commission. Information contained on this website is not part of this report. We will also provide free copies of such documents upon written request. Such requests should be directed to the Corporate Secretary at our address on the cover page of this Form 10-K.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A. RISK FACTORS

Below are certain risk factors associated with our business. In addition to the potential effect of these risk factors discussed below, any risk factor which could result in reduced earnings or operating losses, or reduced liquidity, could in turn adversely affect our ability to service our liabilities or pay dividends on our common stock or adversely affect the quoted market prices for our securities.

Demand for, and prices of, certain of our products are cyclical and we may experience prolonged depressed market conditions for our products, which may result in reduced earnings or operating losses.

Approximately 87% of our revenues are attributable to sales of TiO2. Pricing within the global TiO2 industry over the long term is cyclical, and changes in economic conditions, especially in Western industrialized nations, can significantly impact our earnings and operating cash flows. This may result in reduced earnings or operating losses.

Historically, the markets for many of our products have experienced periods of alternating periods of increasing and decreasing demand. Relative changes in the selling prices for our products is one of the main factors that affects the level of our profitability. In periods of increasing demand, our selling prices and profit margins generally will tend to increase, while in periods of decreasing demand our selling prices and profit margins generally tend to decrease. Future growth in demand for TiO2 may not be sufficient to alleviate any future conditions of excess industry capacity, and such conditions may not be sustained or may be further aggravated by anticipated or unanticipated capacity additions or other events.

The demand for TiO2 during a given year is also subject to annual seasonal fluctuations. TiO2 sales are generally higher in the first half of the year. This is due in part to the increase in paint production in the spring to meet demand during the spring and summer painting season. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on production and price changes.

We sell several of our products in mature and highly competitive industries and face price pressures in the markets in which we operate, which may result in reduced earnings or operating losses.

The global markets in which we operate our business are highly competitive. Competition is based on a number of factors, such as price, product quality and service. Some of our competitors may be able to drive down prices for our products because their costs are lower than our costs. In addition, some of our competitors' financial, technological and other resources may be greater than our resources, and such competitors may be better able to withstand changes in market conditions. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Further, consolidation of our competitors or customers may result in reduced demand for our products or make it more difficult for us to compete with our competitors. New competitors could emerge by modifying their existing production facilities so they could manufacture products that compete with our products. The occurrence of any of these events could result in reduced earnings or operating losses.

Higher costs or limited availability of our raw materials may reduce our earnings and decrease liquidity.

The number of sources for and availability of, certain raw materials is specific to the particular geographical region in which a facility is located. For example, titanium-containing feedstocks suitable for use in our TiO2 facilities are available from a limited number of suppliers around the world. Political and economic instability in the countries from which we purchase our raw material supplies could adversely affect their availability. If our worldwide vendors are not able to meet their contractual obligations and we were unable to obtain necessary raw materials, we may incur higher costs for raw materials or may be required to reduce production levels. We may not always be able to increase our selling prices to offset the impact of any higher costs or reduced production levels, which could reduce our earnings and decrease our liquidity.

Our leverage may impair our financial condition or limit our ability to operate our businesses.

We currently have a significant amount of debt. As of December 31, 2006, our total consolidated debt was approximately $530 million, substantially all of which relates to our 6.5% Senior Secured Notes. Our level of debt could have important consequences to our stockholders and creditors, including:

•	making it more difficult for us to satisfy our obligations with respect to our liabilities;

•	increasing our vulnerability to adverse general economic and industry conditions;

•
requiring that a portion of our cash flows from operations be used for the payment of interest on our debt, which reduces our ability to use our cash flow to fund working capital, capital expenditures, dividends on our common stock, acquisitions and general corporate requirements;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	placing us at a competitive disadvantage relative to other less leveraged competitors.

In addition to our indebtedness, we are party to various lease and other agreements pursuant to which, along with our indebtedness, we are committed to pay approximately $69 million in 2007. Our ability to make payments on and refinance our debt, and to fund planned capital expenditures, depends on our future ability to generate cash flow. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds under our subsidiaries’ credit facilities in the future will in some instances depend in part on these subsidiaries’ ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate four TiO2 facilities and an ilmenite mine at the following locations:

Location	Description
Leverkusen, Germany	TiO2 production, Chloride and sulfate process
Nordenham, Germany	TiO2 production, Sulfate process
Langerbrugge, Belgium	TiO2 production, Chloride process
Fredrikstad, Norway	TiO2 production, Sulfate process
Hauge i Dalane, Norway	Ilmenite mine

Our co-products are produced at our German, Norwegian and Belgian facilities.

We own all of our principal production facilities described above, except for the land under the Leverkusen, Germany and Fredrikstad, Norway facilities. The Norwegian plant is located on public land and is leased until 2013, with an option to extend the lease for an additional 50 years. Our principal German operating subsidiary leases the land under the Leverkusen plant pursuant to a lease with Bayer AG that expires in 2050. We own the Leverkusen plant facility, which represents approximately one-half of our current TiO2 production capacity and is located within Bayer AG’s extensive manufacturing complex. Rent for such land lease associated with the Leverkusen facility is periodically established by agreement with Bayer AG for periods of at least two years at a time. Under separate supplies and services agreements, Bayer AG provides some raw materials, including chlorine, auxiliary and operating materials and utilities and services necessary to operate the Leverkusen facility.

Our corporate headquarters is located in Dallas, Texas. We have under lease various corporate and administrative offices located in the U.S. and various sales offices located in the U.S., France, the Netherlands, Denmark and the U.K. The roads leading to our facilities are generally maintained by the applicable local government and are adequate for our purposes.

Information on our properties is incorporated by reference to Item 1: Business and Manufacturing and Operations above. See Note 12 to our Consolidated Financial Statements for information on our leases.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various environmental, contractual, product liability and other claims and disputes incidental to our business. Information called for by this Item is incorporated by reference to Note 12 to our Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to the General Instruction I of Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of our common stock is held by Kronos Worldwide, Inc. There is no established public trading market for our common stock. The indenture governing our 6.5% Senior Secured Notes Due 2013 limits our ability to pay dividends or make other restricted payments, as defined. The aggregate amount of dividends and other restricted payments since June 2002 may not exceed 75% of the aggregate consolidated net income, as defined in the indenture, plus $25 million. We currently expect to pay dividends or make other restricted payments as permitted by the indenture. However, declaration and payment of future dividends is discretionary and the amount thereof is dependent upon our results of operations, financial condition, contractual limitations, cash requirements for our businesses and other factors deemed relevant by our Board of Directors. See Note 6 to our Consolidated Financial Statements. At December 31, 2006, $79 million was available for dividends or other restricted payments, as defined.

We paid $60 million in dividends to Kronos in 2004 and paid $50 million in 2006. We did not pay any dividends in 2005.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." Net income for 2002, 2003, 2004 and 2005 and stockholder’s equity at December 2003, 2004 and 2005 have each been adjusted from amounts previously disclosed due to the adoption of FSP No. AUG-AIR1, Accounting for Planned Major Maintenance Activities in the fourth quarter of 2006. See Note 15 to our Consolidated Financial Statements.

	Years ended December 31,
	2002	2003	2004	2005	2006(6)
	(As adjusted)	(As adjusted)	(As adjusted)	(As adjusted)
	(In millions, except ratios)

STATEMENTS OF OPERATIONS DATA:
Net sales	$579.7	$715.9	$808.0	$850.9	$914.2
Gross margin(1)	125.9	199.5	197.8	238.4	223.1
Net income(2)	52.5	82.1	325.6	60.3	73.7

BALANCE SHEET DATA (at year end):
Total assets	$611.3	$750.5	$985.2	$955.3	$1,080.6
Long-term debt including current maturities	325.9	356.7	533.2	453.8	529.8
Stockholder’s equity (deficit) (3)	77.7	113.1	207.7	183.3	211.4

STATEMENTS OF CASH FLOW DATA:
Net cash provided (used) by:
Operating activities	$68.2	$104.8	$142.3	$92.7	$62.5
Investing activities	(29.7)	(31.7)	(34.2)	(35.8)	(47.1)
Financing activities	(57.5)	(54.9)	(129.9)	(8.5)	(31.1)

TiO2 OPERATING STATISTICS:
Sales volume*	297	310	336	326	353
Production volume*	293	320	328	335	348
Production rate as a percentage of capacity	93%	Full	Full	Full	Full

OTHER FINANCIAL DATA:
Ratio of earnings to combined fixed charges and preferred dividends(unaudited)(4)	1.5	3.3	2.6	3.6	2.0
Ratio of earnings to fixed charges (unaudited) (5)	2.7	3.3	2.6	3.6	2.0
__________________________________
*	Metric tons in thousands

(1)	Gross margin as presented above is greater than amounts previously reported by $.4 million in 2002 and 2003. See Note 15 to our Consolidated Financial Statements.
(2)	Net income as presented above differs from amounts previously reported by $.2 million in 2002 and $.3 million in 2003. See Note 15 to our Consolidated Financial Statements.
(3)
Stockholder’s equity as presented above is greater than amounts previously reported by $.9 million at December 3, 2002 and $1.5 million at December 31, 2003. See Note 15 to our Consolidated Financial Statements.

(4)
Fixed charges represents, as applicable, the sum of (i) total interest expense and (ii) the interest component of rent expense (calculated as one-third of rent expense). Earnings represents, as applicable, the sum of (i) fixed charges, (ii) income before income taxes and minority interest and (iii) amortization of capitalized interest.

(5)
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

(6)	We adopted Statement of Financial Accounting Standards No. 158 effective December 31, 2006. See Note 15 to our Consolidated Financial Statements.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”). TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products. For 2006, approximately three-fourths of our sales volumes were into European markets. We believe we are the second largest producer of TiO2 in Europe with an estimated 20% share of European TiO2 sales volumes. Our production facilities are located throughout Europe.

We consider TiO2 to be a “quality of life” product, with demand affected by gross domestic product and overall economic conditions in our markets located in various regions of the world. Over the long-term, we expect demand for TiO2 to grow by 2% to 3% per year. This is consistent with our expectations for the long-term growth in gross domestic product. However, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP even if we and our competitors maintain consistent shares of the worldwide market. This is due in part to relative changes in the TiO2 inventory levels of our customers. We believe that our customers’ inventory levels are partly influenced by their expectation for future changes in market TiO2 selling prices.

The factors having the most impact on our reported operating results are:
•	our TiO2 selling prices,
•	foreign currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro),
•	our TiO2 sales and production volumes, and
•	manufacturing costs, particularly maintenance and energy-related expenses.

Our key performance indicators are our TiO2 average selling prices, and our level of TiO2 sales and production volumes.

Executive summary

We reported net income of $73.7 million in 2006 compared to $60.3 million in 2005 and $325.6 million in 2004. The $13.4 million increase in net income from 2005 to 2006 is due primarily to net effect of (i) the favorable effect of certain net income tax benefits recognized in 2006, partially offset by (ii) lower income from operations in 2006, (iii) a charge in 2006 from the redemption of our 8.875% Senior Secured Notes and (iv) a gain from the sale of our passive interest in a Norwegian smelting operation in 2005.

We reported net income of $60.3 million in 2005 compared to $325.6 million. Our earnings decreased from 2004 to 2005 as the favorable effect of higher income from operations and lower interest expense in 2005 was more than offset by the favorable effect of the non-cash income tax benefit recognized in 2004.

Net income for 2006 includes (i) a charge related to the redemption of our 8.875% Senior Secured Notes of $22.3 million, (ii) a net income tax benefit of $33.8 million related to the net effect of the withdrawal of certain income tax assessments previously made by the Belgian and Norwegian tax authorities and the resolution of certain income tax issues related to our German and Belgian operations.

Net income for 2005 includes (i) a net non-cash income tax charge of $11.9 million for recent developments with respect to income tax audits, primarily in Germany and Belgium and (ii) a securities transaction gain of $3.5 million related to the sale of our passive interest in a Norwegian smelting operation.

Net income for 2004 includes an income tax benefit related to the reversal of our deferred income tax asset valuation allowance in Germany of $280.7 million.

Each of these items is more fully discussed below and/or in the notes to our Consolidated Financial Statements.

We currently expect income from operations will be lower in 2007 compared to 2006 as the favorable effect of anticipated modest improvements in sales volumes and average TiO2 selling prices are expected to be more than offset by the effect of higher production costs, particularly raw material and energy costs.

Critical accounting policies and estimates

The accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations" are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. On an on-going basis, we evaluate our estimates, including those related to bad debts, impairments of investments in marketable securities and long-lived assets (including property and equipment), pension benefit obligations and the underlying actuarial assumptions related thereto, the realization of deferred income tax assets and accruals for, litigation, income tax and other contingencies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ significantly from previously-estimated amounts under different assumptions or conditions.

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•
We recognize an impairment charge associated with our long-lived assets, including property and equipment, whenever we determine that recovery of such long-lived asset is not probable. Such determination is made in accordance with the applicable GAAP requirements associated with the long-lived asset, and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future. We do not assess our property and equipment for impairment unless certain impairment indicators, as defined, are present.

•
We maintain various defined benefit pension plans. The amounts recognized as defined benefit pension expenses, and the reported amounts of prepaid and accrued pension costs, are actuarially determined based on several assumptions, including discount rates, expected rates of returns on plan assets and expected health care trend rates. Variances from these actuarially assumed rates will result in increases or decreases, as applicable, in the recognized pension obligations, pension expenses and funding requirements. These assumptions are more fully described below under “Defined Benefit Pension Plans”.

•
We record a valuation allowance to reduce our deferred income tax assets to the amount that is believed to be realized under the "more-likely-than-not" recognition criteria. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future we may change our estimate of the amount of the deferred income tax assets that would "more-likely-than-not" be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made. For example, we have substantial net operating loss carryforwards in Germany (the equivalent of $701 million for German corporate purposes and $247 million for German trade tax purposes at December 31, 2006). During 2004, we concluded that the more-likely-than-not recognition criteria had been met with respect to the income tax benefit associated with our net operating loss carryforwards in Germany. Prior to the complete utilization of such carryforwards, it is possible that we might conclude the benefit of such carryforwards would no longer meet the "more-likely-than-not" recognition criteria, at which point we would be required to recognize a valuation allowance against the then-remaining tax benefit associated with the carryforwards.

In addition, we make an evaluation at the end of each reporting period as to whether or not some or all of the undistributed earnings of our foreign subsidiaries are permanently reinvested (as that term is defined in GAAP). While we may have concluded in the past that some of such undistributed earnings are permanently reinvested, facts and circumstances can change in the future, and it is possible that a change in facts and circumstances, such as a change in the expectation regarding the capital needs of our foreign subsidiaries, could result in a conclusion that some or all of such undistributed earnings are no longer permanently reinvested. In such an event, we would be required to recognize a deferred income tax liability in an amount equal to the estimated incremental U.S. income tax and withholding tax liability that would be generated if all of such previously-considered permanently reinvested undistributed earnings were distributed to the U.S.

•
We record accruals for legal, income tax and other contingencies when estimated future expenditures associated with such contingencies and commitments become probable, and the amounts can be reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

Income from operations is impacted by certain of these significant judgments and estimates, such as allowance for doubtful accounts, reserves for obsolete or unmarketable inventories, impairment of equity method investees, goodwill and other long-lived assets, defined benefit pension plans and loss accruals. In addition, other income (expense) is impacted by the significant judgments and estimates for deferred income tax asset valuation allowances and loss accruals.

Comparison of 2006 to 2005 Results of Operations

	Year ended December 31,
	2005		2006
	(Dollars in millions)

Net sales	$850.9	100%	$914.2	100%
Cost of sales**	612.4	72%	691.2	76%
Gross margin**	238.5	28%	223.0	24%
Other operating income and expenses, net	100.2	12%	115.6	13%
Income from operations**	$138.3	16%	$107.4	11%

				Percent
				Change
TiO2 operating statistics:
Sales volumes*	326		353	8%
Production volumes*	335		348	4%

Percent change in net sales:
TiO2 product pricing				-1%
TiO2 sales volumes				8%
TiO2 product mix				- %
Changes in currency exchange rates				-%

Total				7%
    ______________________________

    *   Thousands of metric tons
    ** 2005 was adjusted for effects of adopting FSP No. AUG AIR-1. See Note 15 to our Consolidated Financial Statements.

Net sales - Net sales increased 7.4% or $63.3 million for 2006 compared to 2005, primarily due to an 8% increase in TiO2 sales volumes. Product pricing and changes in currency exchange rates did not have a significant impact on the increase in net sales.

Our 8% increase in sales volumes for 2006 is primarily due to higher sales volumes in Europe and export markets.

Cost of sales - Cost of sales increased 12.9% or $78.8 million for 2006 compared to 2005, primarily due to the impact of increased sales volumes, a 22% increase in utility costs (primarily energy costs) and a 5% increase in raw materials costs. The cost of sales as a percent of net sales increased to 76% for 2006, compared to 72% for 2005 primarily due to increases in higher raw material and other operating costs (including energy costs).

The negative impact of the increase in energy costs and raw materials was somewhat offset by record production levels. TiO2 production volumes increased 4% for 2006 compared to 2005, which favorably impacted our income from operations comparisons. Our operating rates were near full capacity in both periods. Our TiO2 production volume in 2006 was a record for us for the fifth consecutive year. The increase in production volumes for 2006 was aided by enhancing our processes and our continued debottlenecking activities.

Income from operations - Income from operations for 2006 declined by 22% or $30.9 million compared to 2005. As a percentage of net sales declined to 11% for 2006 from 16% for 2005. These declines were driven by the $15.5 million decline in gross margin which as a percentage of net sales fell to 24% for 2006 from 28% for 2005. While our sales volumes were higher in 2006, our gross margin decreased as we were not able to achieve pricing levels to offset the negative impact of our increased operating costs (primarily energy and raw materials). In addition, we estimate the negative effect of changes in foreign currency exchange rates decreased income from operations by approximately $12 million.

As a percentage of net sales, selling, general and administrative expenses were relatively consistent at approximately 13% for 2006 and 2005.

Other non-operating income (expense) - In 2005 we recognized a gain on the sale of our passive interest in a Norwegian smelting operation, which had a nominal carrying value for financial reporting purposes, for aggregate consideration of approximately $5.4 million consisting of cash of $3.5 million and inventory with a value of $1.9 million. See Note 13 to our Consolidated Financial Statements.

In 2006, we issued our euro 400 million principal amount of 6.5% Senior Secured Notes, and used the proceeds to redeem our euro 375 million principal amount of 8.875% Senior Secured Notes. As a result of our prepayment of the 8.875% Senior Secured Notes, we recognized a $22.3 million pre-tax interest charge ($14.5 million net of income tax benefit) for the prepayment of the notes, representing (1) the call premium on the notes, (2) the write-off of deferred financing costs and (3) write off of the existing unamortized premium on the notes. See Note 6 to our Consolidated Financial Statements.

Interest expense decreased $3.0 million from $44.0 million for 2005 to $41.0 million for 2006 due to the redemption of the 8.875% Senior Secured Notes and the issuance of the 6.5% Senior Secured Notes during 2006, which was partially offset by unfavorable changes in currency exchange rates in 2006 compared to 2005. Excluding the effect of currency exchange rates, we expect that interest expense will be lower in 2007 as compared to the 2006. The annual interest expense on the new 6.5% Notes will be approximately euro 6 million less than the old 8.875% Notes. The interest expense we recognize will vary with fluctuations in the euro exchange rate.

Provision for income taxes (benefit) - Our income tax benefit was $7.7 million for 2006 compared to an income tax provision of $59.4 million for 2005.  See Note 7 to our Consolidated Financial Statements for a tabular reconciliation of the statutory tax expense to our actual tax benefit. Some of the more significant items impacting this reconciliation are summarized below.

Our income tax benefit for 2006 includes:
•
an income tax benefit of $21.7 million resulting from a favorable resolution of certain income tax audits in Germany that resulted in an increase in the amount of our German trade tax net operating loss carryforward;

•	an income tax benefit of $10.7 million resulting from the reduction in our income tax contingency reserves related to favorable developments with income tax audits in Belgium, Norway and Germany; and
•	an income tax benefit of $1.4 million related to the favorable resolution of certain income tax audit issues in Germany and Belgium.

Our income tax expense for 2005 includes:
•	an income tax benefit of $7.7 million for the aggregate effect of favorable developments with respect to income tax audits in Belgium; and
•	a charge of $17.5 million for the unfavorable effect related to the loss of certain of our German income tax attributes.

Comparison of 2005 to 2004 Results of Operations

	Year ended December 31,
	2004		2005
	(Dollars in millions)

Net sales	$808.0	100%	$850.9	100%
Cost of sales**	610.2	76%	612.4	72%
Gross margin**	197.8	24%	238.5	28%
Other operating income and expenses, net	100.9	12%	100.2	12%
Income from operations**	$96.9	12%	$138.3	16%

				Percent
				Change
TiO2 operating statistics:
Sales volumes*	336		326	-3%
Production volumes*	328		335	2%

Percent change in net sales:
TiO2 product pricing				5%
TiO2 sales volumes				-3%
TiO2 product mix				2%
Changes in currency exchange rates				1%

Total				5%
   ___________________________
   *   Thousands of metric tons
   ** As adjusted for effects of adopting FSP No. AUG AIR-1. See Note 15 to our Consolidated Financial Statements.

Net sales - Net sales increased 5% or $42.9 million for 2005 as compared to 2004 primarily due to a 5% increase in average TiO2 selling prices and the favorable effect of fluctuations in foreign currency exchange rates offset somewhat by a 3% decline in sales volumes. We estimate the favorable effect of changes in foreign currency increased our net sales for 2005 by $13 million or 1% compared to the 2005 period.

Our 3% decrease in sales volumes for 2005 is primarily due to lower sales volumes in all regions of the world. Worldwide demand for TiO2 in 2005 is estimated to have declined by approximately 5% from the exceptionally strong demand levels in 2004. We attribute this decline to slower overall economic growth in 2005 and inventory destocking by our customers.

Cost of sales - Cost of sales increased by less than 1% or $2.2 million for 2005 compared to 2004 as the effect of higher selling prices was offset by a 7% increase in utility costs and a 5% increase in raw materials. However, cost of sales as a percentage of net sales, decreased from 76% in 2004 to 72% in 2005 due primarily to the effects of higher average selling prices which more than offset the increases in raw material and other operating costs.

TiO2 production volumes increased 2% in 2005 compared to 2004, which favorably impacted our income from operations. Our operating rates were near full capacity in both periods. Our production volumes in 2005 was a new record for us.

Income from operations - Income from operations for 2005 improved by 43% to $138.3 million compared to 2004. Income from operations as a percentage of net sales improved to 16% for 2005 from 12% for 2004. The improvement in income from operations is driven by the improvement in gross margin, which rose to 28% in 2005 compared to 24% in 2004. While our sales volumes were lower in 2005, our gross margin increased primarily because of higher average TiO2 selling prices and higher production volumes which more than offset the impact of lower sales volumes and higher raw material and maintenance costs. Changes in currency rates favorably affected our gross margin. We estimate the favorable effect of changes in foreign currency exchange rates increased income from operations by approximately $10 million, when comparing 2005 to 2004.

As a percentage of net sales, selling, general and administrative expenses were relatively consistent at approximately 13% for both 2004 and 2005.

Other non-operating income (expense) - Interest expense increased $7.3 million to $44.0 million for 2005 from $36.7 million from 2004, primarily due to the November 2004 issuance of an additional euro 90 million principal amount of our prior 8.875% Senior Secured Notes.

The securities transaction gain in 2005 relates to the sale of our passive interest in a Norwegian smelting operation, which had a nominal carrying value for financial reporting purposes, for aggregate consideration of approximately $5.4 million consisting of cash of $3.5 million and inventory with a value of $1.9 million. See Note 13 to our Consolidated Financial Statements.

Provision for income taxes - Our provision for income taxes was $59.4 million for 2005 compared to a benefit of $261.5 million for 2004.  See Note 7 to our Consolidated Financial Statements for a tabular reconciliation of our statutory tax expense to our actual tax expense. Some of the more significant items impacting this reconciliation are summarized below.

Our income tax expense for 2005 includes:
•	an income tax benefit of $7.7 million for the aggregate effect of favorable developments with respect to income tax audits principally in Belgium and
•	a charge of $17.5 million for the unfavorable effect related to the loss of certain of our German income tax attributes.

Our income tax benefit for 2004 is primarily due to the reversal of our deferred income tax asset valuation allowance in Germany of $280.7 million which is more fully discussed in Note 7 to our Consolidated Financial statements.

Effects of foreign currency exchange rates

All of our operations and assets are located outside the United States (in Germany, Belgium and Norway). The majority of our sales are denominated in foreign currencies, principally the euro and other major European currencies. A portion of our sales generated from our operations are denominated in the U.S. dollar. Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies. Consequently, the translated U.S. dollar value of our sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in foreign currency exchange rates had the following effects on our sales and income from operations for the periods indicated.

	Year ended December 31,
	2004 vs. 2005	2006 vs. 2005
	Increase (decrease), in millions
Impact on:
Net sales	$13	$ (2)
Income from operations	10	(12)

Outlook

We expect that our income from operations in 2007 will be lower than 2006, due to continued downward pricing pressures and increased energy costs and raw materials costs, offset in part by the effect of higher expected sales and production volumes. Our expectations as to the future of the TiO2 industry are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier than expected capacity additions and technological advances. If actual developments differ from our expectations, our results of operations could be unfavorably affected.

Our efforts to debottleneck our production facilities to meet long-term demand continue to prove successful. Such debottlenecking efforts included, among other things, the addition of finishing capacity in the German chloride process facility and equipment upgrades and enhancements in several locations to allow for reduced downtime for maintenance activities. Our production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. We believe our annual attainable production capacity for 2007 is approximately 355,000 metric tons, with some slight additional capacity expected to be available in 2008 through our continued debottlenecking efforts.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows as a result of our operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Our cash flows from operating activities provided $62.5 million for 2006, compared to $92.7 million for 2005. This decrease was due primarily to the net effects of the following items:

•	lower income from operations in 2006 of $30.9 million;
•	payment of the $20.9 million call premium as a result of the May 2006 prepayment of our 8.875% Senior Secured Notes, which is required to be included in cash flows from operating activities;
•	higher cash paid for income taxes in 2006 of $14.5 million, in part due to the net payment of $19.2 million in 2006 associated with the settlement of prior year income tax audits; offset by
•
lower cash paid for interest in 2006 of $9.0 million, primarily as a result of the May 2006 redemption of our 8.875% Senior Secured Notes and the April 2006 issuance of our lower interest 6.5% Senior Secured Notes (which will pay interest semi annually in April and October; and

•
a lower amount of net cash used from relative changes in our inventories, receivables, payables and accruals of $16.7 million in 2006 due primarily to relative changes in our accounts payable and accrued liabilities and inventory levels, as discussed below.

Cash flows provided from operating activities decreased from $142.3 million for 2004 to $92.7 million for 2005. This $49.6 million decrease was due primarily to the net effect of:

•	higher income from operations in 2005 of $41.4 million;
•	a lower amount of net cash provided from changes in our inventories, receivables, payables, accruals and accounts with affiliates in 2005 of $61.4 million as discussed below;
•	higher cash paid for interest in 2005 of $7.5 million due principally to the issuance of euro 90 million principal amount of the 8.875% Senior Secured Notes in November 2004; and
•	higher cash paid for income taxes in 2005 of $43.8 million, due primarily to net refunds of German income taxes of $23.8 million received in 2004.

Changes in working capital are affected by accounts receivable and inventory changes. Our average days sales outstanding (“DSO”) increased to 61 days at December 31, 2006 from 52 days at December 31, 2005 due to the timing of collection on higher accounts receivable balances at the end of 2006. For comparative purposes, our average DSO decreased to 52 days at December 31, 2005 from 58 days at December 31, 2004 due to the timing of collections. Our average days sales in inventory (“DSI”) decreased to 107 days at December 31, 2006 from 105 days at December 31, 2005, as our record TiO2 sales volumes in the year ended 2006 exceeded our record TiO2 production volumes during the period. For comparative purposes, our average DSI increased to 105 days at December 31, 2005 from 99 days at December 31, 2004.

Investing activities

Our capital expenditures were $47.1 million in 2006, $39.5 million in 2005 and $33.7 million in 2004. Capital expenditures are primarily for improvements and upgrades to existing facilities.

Our capital expenditures during the past three years include an aggregate of approximately $13.1 million ($4 million in 2006) for our ongoing environmental protection and compliance programs.

Other cash flows from investing activities include $3.5 million we received in 2005 from the sale of our passive interest in a Norwegian smelting operation.

Financing activities

During 2006, we:
•	issued euro 400 million principal amount of 6.5% Notes at 99.306% ($498.5 million when issued); and
•	redeemed our euro 375 million principal amount of 8.875% Senior Secured Notes ($470.5 million when redeemed) using the proceeds from the issuance of the 6.5% Notes.

During 2005, we:
•	repaid the outstanding balance of euro 10 million ($12.9 million when repaid) under our three-year euro 80 million secured revolving credit facility (“European Credit Facility”); and
•	entered into additional capital lease agreements for certain mining equipment for the equivalent of approximately $4.4 million.

During 2004, we:
•	issued an additional euro 90 million principal amount of our Senior Secured Notes at 107% of par (equivalent to $130 million when issued);
•
borrowed, at our operating subsidiaries in Germany, Belgium and Norway, an aggregate of euro 90 million ($112 million when borrowed) of borrowings under our European Credit Facility, of which euro 80 million ($100 million) was subsequently repaid; and

•
transferred an aggregate of euro 163.1 million ($209.5 million) to Kronos in return for two promissory notes. We have classified these notes receivable as a separate component of our stockholder’s equity. See Note 10 to our Consolidated Financial Statements.

We paid dividends of $50.2 million in 2006, none in 2005 and $60.0 million in 2004. No dividends have been declared for 2007. The declaration and payment of future dividends is discretionary, and the amount, if any, will be dependent upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by our Board of Directors.

Outstanding debt obligations and borrowing availability

At December 31, 2006, our consolidated debt was comprised of:
•	euro 400 million principal amount of our 6.5% Senior Secured Notes ($525.0 million at December 31, 2006) due in 2013;
•	approximately $4.8 million of other indebtedness.

Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to its stated maturity for reasons other than defaults for failure to comply with applicable covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. We are in compliance with all of our debt covenants at December 31, 2006. See Note 6 to our Consolidated Financial Statements.

Our assets consist primarily of investments in operating subsidiaries, and our ability to service parent level obligations, including the Senior Secured Notes, depends in large part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligation or otherwise. We have pledged 65% of the common stock or other ownership interests of certain of our first-tier operating subsidiaries as collateral for the Senior Secured Notes. At December 31, 2006, we had approximately $79 million available for payment of dividends and other restricted payments as defined in the 6.5% Senior Secured Notes indenture.

Liquidity

Our primary source of liquidity on an ongoing basis is cash flows from operating activities which is generally used to (i) fund working capital expenditures, (ii) repay any short-term indebtedness incurred for working capital purposes and (iii) provide for the payment of dividends. From time-to-time we will incur indebtedness, generally to (i) fund short-term working capital needs, (ii) refinance existing indebtedness or (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business. We will also from time-to-time sell assets outside the ordinary course of business, and use the proceeds to (i) repay existing indebtedness, (ii) make investments in marketable and other securities, (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business or (iv) pay dividends.

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

At December 31, 2006, unused credit available under all of our existing credit facilities was approximately $106 million. Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our future obligations including operations, capital expenditures, debt service and current dividend policy. If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital Expenditures

We intend to spend approximately $45 million for major improvements and upgrades to our facilities during 2007 and approximately $5 million in the area of environmental protection and compliance.

Off-balance sheet financing

Other than operating lease commitments disclosed in Note 12 to our Consolidated Financial Statements, we are not party to any material off-balance sheet financing arrangements.

Cash, cash equivalents, restricted cash and restricted marketable debt securities

At December 31, 2006, we had current cash and cash equivalents aggregating $52.8 million, had current restricted cash equivalents of $1.5 million and noncurrent restricted marketable debt securities of $2.8 million.

Related party transactions

We are party to certain transactions with related parties. See Note 11 to our Consolidated Financial Statements. It is our policy to engage in transactions with related parties on terms, in our opinion, no less favorable to us than could be obtained from unrelated parties.

Commitments and contingencies

        See Notes 7 and 12 to our Consolidated Financial Statements for a description of certain income tax examinations currently underway and certain legal proceedings.

Recent accounting pronouncements

        See Note 15 to our Consolidated Financial Statements.

Debt and other contractual commitments

As more fully described in the Notes to our Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future. See Notes 6 and 12 to our Consolidated Financial Statements. The following table summarizes such contractual commitments of ours and our consolidated subsidiaries contractual commitments as of December 31, 2006 by the type and date of payment.

	Payment due date
Contractual commitment	2007	2008/2009	2010/2011	2012 and after	Total
	(In millions)

Indebtedness	$.9	$1.9	$2.0	$525.0	$529.8

Interest on indebtedness	34.4	68.8	68.8	45.8	217.8

Operating leases	3.7	5.1	2.8	19.9	31.5

Fixed asset acquisitions	19.5	-	-	-	19.5

Estimated tax obligations	10.1	-	-	-	10.1

	$68.6	$75.8	$73.6	$590.7	$808.7

The timing and amount shown for our commitments related to indebtedness (principal and interest), operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for such commitments. With respect to revolving credit facilities, the amount shown for indebtedness is based upon the actual amount outstanding at December 31, 2006, and the amount shown for interest for any outstanding variable-rate indebtedness is based upon the December 31, 2006 interest rate and assumes that such variable-rate indebtedness remains outstanding until the maturity of the facility. The amount shown for income taxes is the consolidated amount of income taxes payable at December 31, 2006, which is assumed to be paid during 2007. A significant portion of the amount shown for indebtedness relates to our Senior Secured Notes ($525.0 million at December 31, 2006). Such indebtedness is denominated in euro. See Item 7A - “Quantative and Qualitative Disclosures About Market Risk” and Note 6 to our Consolidated Financial Statements.

The above table does not reflect any amounts that we might pay to fund our defined benefit pension plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs. Such defined benefit pension plans are discussed above in greater detail. See Note 8 to our Consolidated Financial Statements.

Defined benefit pension plans

We maintain various defined benefit pension plans in Europe. See Note 8 to our Consolidated Financial Statements.

We account for our defined benefit pension plans using SFAS No. 87, Employer’s Accounting for Pensions, as amended. Under SFAS No. 87, defined benefit pension plan expense and prepaid and accrued pension costs are each recognized based on certain actuarial assumptions, principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires the recognition of an asset or liability for the over or under funded status of each of our individual defined benefit pension plans on our Consolidated Balance Sheets. This standard does not change the existing recognition and measurement requirements that determine the amount of periodic benefit cost we recognize in net income. We adopted the asset and liability recognition and disclosure requirements of this standard effective December 31, 2006 on a prospective basis, in which we recognized through accumulated other comprehensive income all of our prior unrecognized gains and losses and prior service costs or credits, net of tax, as of December 31, 2006.

We recognized consolidated defined benefit pension plan expense of $10.4 million in 2004, $11.5 million in 2005 and $17.7 million in 2006. The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.), and will generally differ from pension expense recognized under SFAS No. 87 for financial reporting purposes. Our contributions to all of our plans aggregated $11.7 million in 2004, $13.3 million in 2005 and $18.5 million in 2006.

The discount rates we utilize for determining defined benefit pension expense and the related pension obligations are based on current interest rates earned on long-term bonds that receive one of the two highest ratings given by recognized rating agencies in the applicable country where the defined benefit pension benefits are being paid. In addition, we receive advice about appropriate discount rates from our third-party actuaries, who may in some cases utilize their own market indices. The discount rates are adjusted as of each measurement date (September 30) to reflect then-current interest rates on such long-term bonds. Such discount rates are used to determine the actuarial present value of the pension obligations as of the measurement date, and such discount rates are also used to determine the interest component of defined benefit pension expense for the following year.

At December 31, 2006, approximately 80% and 16% of the projected benefit obligation related to our plans in Germany and Norway, respectively. We use several different discount rate assumptions in determining our consolidated defined benefit pension plan obligations and expense because we maintain defined benefit pension plans in several different countries in Europe and the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2004 and expense in 2005	Obligations at December 31, 2005 and expense in 2006	Obligations at December 31, 2006 and expense in 2007

Germany	5.0%	4.0%	4.5%
Norway	5.0%	4.5%	4.8%

The assumed long-term rate of return on plan assets represents the estimated average rate of earnings expected to be earned on the funds invested or to be invested in the plans’ assets provided to fund the benefit payments inherent in the projected benefit obligations. Unlike the discount rate, which is adjusted each year based on changes in current long-term interest rates, the assumed long-term rate of return on plan assets will not necessarily change based upon the actual, short-term performance of the plan assets in any given year. Defined benefit pension expense each year is based upon the assumed long-term rate of return on plan assets for each plan and the actual fair value of the plan assets as of the beginning of the year. Differences between the expected return on plan assets for a given year and the actual return are deferred and amortized over future periods based either upon the expected average remaining service life of the active plan participants (for plans for which benefits are still being earned by active employees) or the average remaining life expectancy of the inactive participants (for plans for which benefits are not still being earned by active employees).

At December 31, 2006, approximately 68% and 25% of the plan assets related to our plans in Germany and Norway, respectively. We use several different long-term rates of return on plan asset assumptions in determining our consolidated defined benefit pension plan expense. This is because we maintain defined benefit pension plans in several different countries in Europe and the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive advice about appropriate long-term rates of return from our third-party actuaries. Such assumed asset mixes are summarized below:

•
In Germany, the composition of our plan assets is established to satisfy the requirements of the German insurance commissioner. The plan asset allocation at December 31, 2006 was 23% to equity managers, 48% to fixed income managers, 14% to real estate and 15% to other investments (2005 - 23%, 48%, 14% and 15%, respectively).

•
In Norway, we currently have a plan asset target allocation of 14% to equity managers, 65% to fixed income managers and the remainder primarily to liquid investments such as money markets. The expected long-term rate of return for such investments is approximately 8%, 4.5% to 6% and 2.5%, respectively. The plan asset allocation at December 31, 2006 was 13% to equity managers, 64% to fixed income managers and the remaining 23% primarily to cash and liquid investments (2005 - 16%, 62% and 22%, respectively).

We regularly review our actual asset allocation for each of our plans and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

Our assumed long-term rates of return on plan assets for 2004, 2005 and 2006 were as follows:

	2004	2005	2006

Germany	6.0%	5.5%	5.3%
Norway	6.0%	5.5%	5.0%

We currently expect to utilize the same long-term rate of return on plan asset assumptions in 2007 as we used in 2006 for purposes of determining the 2007 defined benefit pension plan expense.

To the extent that a plan’s particular pension benefit formula calculates the pension benefit in whole or in part based upon future compensation levels, the projected benefit obligations and the pension expense will be based in part upon expected increases in future compensation levels. For all of our plans for which the benefit formula is so calculated, we generally base the assumed expected increase in future compensation levels upon average long-term inflation rates for the applicable country.

In addition to the actuarial assumptions discussed above, because we maintain our defined benefit pension plans outside the U.S., the amount of recognized defined benefit pension expense and the amount of prepaid and accrued pension costs will vary based upon relative changes in foreign currency exchange rates.

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

During 2006, all of our defined benefit pension plans generated a net actuarial gain of $5.0 million. This actuarial gain resulted primarily from the general overall increase in the assumed discount rates, offset in part by an assumed rate of return on plan assets in excess of the actual rate of return.

Based on the actuarial assumptions described above and our current expectation for what actual average foreign currency exchange rates will be during 2007, we expect our defined benefit pension expense will approximate $19 million in 2007. In comparison, we expect to be required to make approximately $15 million of contributions to such plans during 2007.

As noted above, defined benefit pension expense and the amounts recognized as prepaid and accrued pension costs are based upon the actuarial assumptions discussed above. We believe all of the actuarial assumptions used are reasonable and appropriate. If we had lowered the assumed discount rate by 25 basis points for all of our plans as of December 31, 2006, our aggregate projected benefit obligations would have increased by approximately $14 million at that date, and our defined benefit pension expense would be expected to increase by approximately $2 million during 2007. Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for all of our plans, our defined benefit pension expense would be expected to increase by approximately $1 million during 2007.

Foreign operations

As discussed above, our operations are located outside the United States for which the functional currency is not the U.S. dollar. As a result, our reported amount for assets and liabilities related to our operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates. At December 31, 2006, we had substantial net assets denominated in the euro, Norwegian kroner and United Kingdom pound sterling.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

We are exposed to market risk from changes in foreign currency exchange rates, interest rates and equity security prices. In the past, we have periodically entered into currency forward contracts, interest rate swaps or other types of contracts in order to manage a portion of our interest rate market risk. Otherwise, we do not generally enter into forward or option contracts to manage such market risks, nor do we enter into any such contract or other type of derivative instrument for trading or speculative purposes. Other than as described below, we were not a party to any material forward or derivative option contract related to foreign exchange rates, interest rates or equity security prices at December 31, 2005 and 2006. See Notes 1 and 14 to our Consolidated Financial Statements.

Interest rates

We are exposed to market risk from changes in interest rates, primarily related to our indebtedness and credit agreement. At December 31, 2005 and 2006, all of our aggregate indebtedness was comprised of fixed-rate instruments. The large percentage of our fixed-rate debt instruments minimizes earnings volatility that would result from changes in interest rates. The following table presents principal amounts and weighted average interest rates for our aggregate outstanding indebtedness at December 31, 2006. Information shown below for such foreign currency denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 2006 using exchange rates of 1.32 U.S. dollars per euro. Certain Norwegian kroner denominated capital leases totaling $4.8 million in 2006 have been excluded from the table below.

	Amount
Indebtedness	Carrying value	Fair value	Interest rate	Maturity date
	(In millions)

Fixed-rate indebtedness - euro-denominated Senior Secured Notes	$525.0	$512.5	6.5%	2013

At December 31, 2005, euro-denominated fixed rate indebtedness, consisting solely of the prior 8.875% Senior Secured Notes, aggregated $449.3 million (fair value - $463.6 million) with a weighted-average interest rate of 8.9%. There was no variable rate indebtedness outstanding at December 31, 2005 or 2006.

Foreign currency exchange rates

We are exposed to market risk arising from changes in foreign currency exchange rates as a result of manufacturing and selling our products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Norwegian kroner and the United Kingdom pound sterling.

As described above, at December 31, 2006, we had the equivalent of $525.0 million of outstanding euro-denominated indebtedness (2005 - the equivalent of $449.3 million of euro-denominated indebtedness). The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $52.8 million at December 31, 2006 (2005 - $44.4 million).

Other

We believe there may be a certain amount of incompleteness in the sensitivity analysis presented above. For example, the hypothetical effect of changes in exchange rates discussed above ignores the potential effect on other variables which affect our results of operations and cash flows, such as demand for our products, sales volumes and selling prices and operating expenses. Accordingly, the amounts presented above are not necessarily an accurate reflection of the potential losses we would incur assuming the hypothetical changes in exchange rates were actually to occur.

The above discussion and estimated sensitivity analysis amounts include forward-looking statements of market risk which assume hypothetical changes in currency exchange rates. Actual future market conditions will likely differ materially from such assumptions. Accordingly, such forward-looking statements should not be considered to be projections by us of future events, gains or losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item is contained in a separate section of this Annual Report. See "Index of Financial Statements and Schedules" (page F-1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of December 31, 2006.

Internal Control Over Financial Reporting

We also maintain internal control over financial reporting. The term “internal control over financial reporting,” as defined by Exchange Act Rule 13a-15(f) means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets,
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

•
Provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of assets that could have a material effect on our Condensed Consolidated Financial Statements.

Beginning with our Annual Report on Form 10-K for the year ended December 31, 2007, we will be required to annually assess the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm will also be required to annually attest to the effectiveness of our internal control over financial reporting, but under the rules of the SEC this attestation is not required until our Annual Report on Form 10-K for the year ended December 31, 2008.

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Omitted pursuant to the General Instruction I of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Omitted pursuant to the General Instruction I of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted pursuant to the General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Omitted pursuant to the General Instruction I of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the aggregate fees PricewaterhouseCoopers LLP, our independent registered public accounting firm (“PwC”), has billed or is expected to bill to us and our subsidiaries for services rendered for 2005 and 2006. No fees were billed or expected to be billed by PwC to us for services performed in 2005 and 2006 for financial information systems design and implementation.

	December 31,
	2005	2006
	(In thousands)

Audit(1)	$1,523	$1,699
Audit related(2)	19	18
Tax(3)	21	5

Total	$1,563	$1,722

1)	Fees for the following services:

a)	audits of our consolidated year-end financials statements for each year;
b)	reviews of the unaudited quarterly financial statements appearing in our Form 10-Q’s for each of the first three quarters of each year;
c)	consents and assistance with registration statements filed with the Commission;
d)	normally provided statutory or regulatory filings or engagements for each year; and
e)	the estimated out-of-pocket costs PwC incurred in providing all of such services for which we reimburse PwC.

2)
Fees for assurance and related services reasonably related to the audit or review of our financial statements for each year. These services include employee benefit plan audits, accounting consultations and attest services concerning financial accounting and reporting standards and advice concerning internal controls.

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

(b)          Exhibits

Included as exhibits are the items listed in the Exhibit Index. We will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover the costs of furnishing the exhibits. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2006 will be furnished to the Commission upon request.

Item No.                                               Exhibit Index

3.1	Certificate of Incorporation of the Registrant - incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-100047).

3.2
Certificate of Amendment to Certificate of Incorporation of the Registrant, dated March 15, 1989 - incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-100047).

3.3
Certificate of Amendment to Certificate of Incorporation of the Registrant, dated January 1, 1999 - incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-4 (File No. 333-100047).

3.4
Certificate of Amendment to Certificate of Incorporation of the Registrant, dated February 8, 1999 - incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-4 (File No. 333-100047).

3.5
Certificate of Amendment to Certificate of Incorporation of the Registrant, dated December 15, 1999 - incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-4 (File No. 333-100047).

3.6	Amended and Restated Bylaws of the Registrant - incorporated by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 (File No. 333-100047).

4.1
Indenture governing the 6.5% Senior Secured Notes due 2013, dated as of April 11, 2006, between Kronos International, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006).

4.2
Form of certificate of Series A 6.5% Senior Secured Note due 2013 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006).

4.3
Form of certificate of Series B 6.5% Senior Secured Note due 2013 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006).

4.4
Purchase Agreement dated April 5, 2006 between Kronos International, Inc. and Deutsche Bank AG London (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006).

4.5
Registration Rights Agreement dated as of April 11, 2006 between Kronos International, Inc. and Deutsche Bank AG London (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006)

4.6
Collateral Agency Agreement, dated April 11, 2006, among The Bank of New York, U.S. Bank, N.A. and Kronos International, Inc. (incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006).

4.7
Security Over Shares Agreement, dated April 11, 2006, between Kronos International, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006).

4.8
Pledge of Shares (shares in Kronos Denmark ApS), dated April 11, 2006, between Kronos International, Inc. and U.S. Bank, N.A. (incorporated by reference to Exhibit 4.8 to the Registrant’s Current Report on Form 8-K (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006).

4.9
Pledge Agreement (shares in Societe Industrielle du Titane S.A.), dated April 11, 2006, between Kronos International, Inc. and U.S. Bank, N.A. (incorporated by reference to Exhibit 4.9 to the Registrant’s Current Report on Form 8-K (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006)

4.10
Share Pledge Agreement (shares in Kronos Titan GmbH), dated April 11, 2006, between Kronos International, Inc. and U.S. Bank, N.A. (incorporated by reference to Exhibit 4.10 to the Registrant’s Current Report on Form 8-K (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006).

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

10.3
Second Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of June 14, 2005 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A. as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V, Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS - incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated June 14, 2005. Certain schedules, exhibits, annexes and similar attachments to this Exhibit 10.3 have not been filed; upon request, the Reporting Persons will furnish supplementally to the Commission a copy of any omitted exhibit, annex or attachment.

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

10.9
Tax Agreement, dated as of May 28, 2002, between Kronos, Inc. and the Registrant - incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4 (File No. 333-100047).

10.10
Services Agreement, dated as of January 1, 2004, among Kronos International, Inc., Kronos Europe S.A./N.V., Kronos (US), Inc., Kronos Titan GmbH, Kronos Denmark ApS, Kronos Canada, Inc., Kronos Limited, Societe Industrielle Du Titane, S.A., Kronos B.V., Kronos Titan AS and Titania AS.

10.11
Form of Assignment and Assumption Agreement, dated as of January 1, 1999, between Kronos, Inc. (formerly known as Kronos (USA), Inc.) and the Registrant - incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-4 (File No. 333-100047).

10.12
Form of Cross License Agreement, effective as of January 1, 1999, between Kronos Inc. (formerly known as Kronos (USA), Inc.) and the Registrant - incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-4 (File No. 333-100047).

10.13*
NL Industries, Inc. 1998 Long-Term Incentive Plan - incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A of NL Industries, Inc. for the annual meeting of shareholders held on May 6, 1998.

10.14*	Form of Kronos Worldwide, Inc. Long-Term Incentive Plan - incorporated by reference to Exhibit 10.4 of Kronos Worldwide, Inc.’s Registration Statement on Form 10 (File No. 001-31763).

10.15*
Form of Indemnity Agreement between the Registrant and the officers and directors of the Registrant - incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-4 (File No. 333-100047).

10.16*
Summary of Consulting Arrangement, beginning on August 1, 2003, between Lawrence A. Wigdor and Kronos Worldwide, Inc. - incorporated by reference to Exhibit 10.50 to NL Industries, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.17
Agency Agreement, dated as of January 1, 2004, among Kronos International, Inc., Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Canada, Inc., Kronos Titan AS and Societe Indutrielle Du Titane, S.A.

10.18
Titanium Dioxide Products and Titanium Chemicals Distribution Agreement, dated as of January 1, 2005, among Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Canada, Inc., Kronos Titan AS, Kronos (US), Inc., Kronos Denmark ApS, Kronos Titan GmbH, Kronos Limited, Societe Industrielle Du Titane, S.A. and Kronos B.V.

10.19	Raw Material Purchase and Sale Agreement, dated as of January 1, 2004, among Kronos (US), Inc., Kronos Titan GmbH, Kronos Europe S.A./N.V. and Kronos Canada, Inc.

10.20	Promissory note in the amount of euro 65,000,000, dated as of October 12, 2004 between the Registrant and Kronos Worldwide, Inc.

10.21	Promissory note in the amount of euro 98,094,875, dated as of November 26, 2004 between the Registrant and Kronos Worldwide, Inc.

12.1	Statements of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

12.2	Statements of Computation of Ratio of Earnings to Fixed Charges

31.1	Certification.

31.2	Certification.

32.1	Certification.

___________________________________

*	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kronos International, Inc.
(Registrant)

By:/s/ Harold C. Simmons
Harold C. Simmons
March 13, 2007
(Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

s/ Andrew Kasprowiak	/s/ Gregory M. Swalwell
Andrew Kasprowiak, March 13, 2007	Gregory M. Swalwell, March 13, 2007
(Director)	(Vice President, Finance; Principal Financial Officer)

s/ Dr. Ulfert Fiand	/s/ Volker Roth
Dr. Ulfert Fiand, March 13, 2007	Volker Roth, March 13, 2007
(Director)	(Director)

/s/ Tim C. Hafer
Tim C. Hafer, March 13, 2007
(Vice President, Controller, Principal Accounting Officer)

KRONOS INTERNATIONAL, INC.

Annual Report on Form 10-K

Items 8, 15(a) and 15(c)

Index of Financial Statements and Schedules

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets - December 31, 2005 (As adjusted); and December 31, 2006	F-3

Consolidated Statements of Income -
Years ended December 31, 2004 and 2005 (As adjusted); and Year ended December 31, 2006	F-5

Consolidated Statements of Comprehensive Income (Loss) -
Years ended December 31, 2004 and 2005 (As adjusted); and Year ended December 31, 2006	F-6

Consolidated Statements of Stockholder’s Equity -
Years ended December 31, 2004 and 2005 (As adjusted); and Year ended December 31, 2006	F-7

Consolidated Statements of Cash Flows -
Years ended December 31, 2004 and 2005 (As adjusted); and Year ended December 31, 2006	F-8

Notes to Consolidated Financial Statements	F-10

Financial Statement Schedule

Schedule I - Condensed Financial Information of Registrant	S-1

Schedules II, III and IV are omitted either because they are not applicable or the required amounts are either not material, or are presented in the notes to our Consolidated Financial Statements.

Other Financial Statements filed pursuant to Rule 3-16 of Regulation S-X

Financial Statements of Kronos Titan GmbH	FA-1

Financial Statements of Kronos Denmark ApS	FB-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors of Kronos International, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kronos International, Inc. and its subsidiaries at December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 15 to the consolidated financial statements, the Company changed the manner in which it accounts for planned major maintenance expense and the manner in which it accounts for pension and other postretirement benefit obligations in 2006.

PricewaterhouseCoopers LLP

Dallas, Texas
March 13, 2007

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2006

(In thousands, except share data)

ASSETS
	2005	2006
	(As adjusted)

Current assets:
Cash and cash equivalents	$63,284	$52,820
Restricted cash	1,355	1,480
Accounts and other receivables	120,182	151,640
Receivables from affiliates	1,952	1,610
Refundable income taxes	1,053	1,360
Inventories	185,348	195,078
Prepaid expenses	2,680	3,948

Total current assets	375,854	407,936

Other assets:
Deferred financing costs, net	7,722	8,829
Restricted marketable debt securities	2,572	2,814
Pension asset	6,108	-
Deferred income taxes	213,275	264,377
Other	960	1,049

Total other assets	230,637	277,069

Property and equipment:
Land	30,288	34,285
Buildings	138,925	156,850
Equipment	644,271	740,677
Mining properties	68,163	82,140
Construction in progress	12,112	15,581

Total property and equipment	893,759	1,029,533

Less accumulated depreciation and amortization	544,984	633,969

Net property and equipment	348,775	395,564

Total assets	$955,266	$1,080,569

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

December 31, 2005 and 2006

(In thousands, except share data)

LIABILITIES AND STOCKHOLDER’S EQUITY
	2005	2006
	(As adjusted)
Current liabilities:
Current maturities of long-term debt	$958	$912
Accounts payable and accrued liabilities	115,912	115,338
Payable to affiliates	14,882	10,174
Income taxes	21,799	10,095
Deferred income taxes	4,993	1,751

Total current liabilities	158,544	138,270

Noncurrent liabilities:
Long-term debt	452,865	528,886
Deferred income taxes	19,265	14,446
Accrued pension cost	125,766	172,800
Other	15,434	14,682

Total noncurrent liabilities	613,330	730,814

Minority interest	75	41

Stockholder’s equity:
Common stock, $100 par value; 100,000 shares authorized; 2,968 shares issued	297	297
Additional paid-in capital	1,944,185	1,944,185
Retained deficit	(1,338,102)	(1,314,633)
Notes receivable from affiliate	(209,526)	(209,526)
Accumulated other comprehensive loss:
Currency translation	(129,892)	(99,312)
Defined benefit pension plans	(83,645)	(109,567)

Total stockholder’s equity	183,317	211,444

Total liabilities and stockholder’s equity	$955,266	$1,080,569

Commitments and contingencies (Notes 7 and 12)

See accompanying notes to the consolidated financial statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2004, 2005 and 2006

(In thousands)

	2004	2005	2006
	(As adjusted)

Net sales	$807,970	$850,873	$914,228
Cost of sales	610,196	612,434	691,150

Gross margin	197,774	238,439	223,078

Selling, general and administrative expense	104,110	110,185	116,944
Other operating income (expense):
Currency transaction gains (losses), net	(2,243)	4,090	(4,449)
Disposition of property and equipment	(895)	(1,395)	(1,845)
Royalty income	6,034	6,827	7,224
Other income	426	576	392
Other expense	(72)	(86)	(106)

Income from operations	96,914	138,266	107,350

Other income (expense):
Interest income from affiliates	2,767	18,943	18,843
Trade interest income	1,147	951	2,209
Other interest income	-	-	830
Securities transaction gain	-	5,439	-
Loss on prepayment of debt	-	-	(22,311)
Interest expense	(36,692)	(43,950)	(40,953)

Income before income taxes and minority interest	64,136	119,649	65,968

Provision (benefit) for income taxes	(261,468)	59,383	(7,716)

Minority interest	53	12	9

Net income	$325,551	$60,254	$73,675

See accompanying notes to the consolidated financial statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2004, 2005 and 2006

(In thousands)

	2004	2005	2006
	(As adjusted)	(As adjusted)

Net income	$325,551	$60,254	$73,675

Other comprehensive (loss) income, net of tax:

Defined benefit pension plans	4,803	(54,051)	8,206

Currency translation	33,759	(30,586)	30,580

Total other comprehensive income (loss)	38,562	(84,637)	38,786

Comprehensive income (loss)	$364,113	$(24,383)	$112,461

See accompanying notes to the consolidated financial statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

Years ended December 31, 2004, 2005 and 2006
(In thousands)

					Accumulated other
				Notes	comprehensive		Total
		Additional	Retained	receivable	income (loss)		common
	Common	paid-in	earnings	from	Currency	Pension	stockholder’s
	stock	capital	(deficit)	affiliates	translation	plans	equity
			(As adjusted)		(As adjusted)		(As adjusted)

Balance at December 31, 2003:
As previously reported	$297	$1,944,185	$(1,665,098)	$-	$(133,425)	$(34,397)	$111,562
Change in accounting principle	-	-	1,191	-	360	-	1,551

Balance as adjusted	297	1,944,185	(1,663,907)	-	(133,065)	(34,397)	113,113

Net income*	-	-	325,551	-	-	-	325,551
Other comprehensive income (loss), net of tax*	-	-	-	-	33,759	4,803	38,562
Change in notes receivable from affiliates	-	-	-	(209,526)	-	-	(209,526)
Cash dividends	-	-	(60,000)	-	-	-	(60,000)

Balance at December 31, 2004	297	1,944,185	(1,398,356)	(209,526)	(99,306)	(29,594)	207,700

Net income*	-	-	60,254	-	-	-	60,254
Other comprehensive loss, net of tax*	-	-	-	-	(30,586)	(54,051)	(84,637)

Balance at December 31, 2005	297	1,944,185	(1,338,102)	(209,526)	(129,892)	(83,645)	183,317

Net income	-	-	73,675	-	-	-	73,675
Other comprehensive loss, net of tax	-	-	-	-	30,580	8,206	38,786
Cash dividends	-	-	(50,206)	-			(50,206)
Adoption of SFAS No. 158	-	-	-	-	-	(34,128)	(34,128)

Balance at December 31, 2006	$297	$1,944,185	$(1,314,633)	$(209,526)	$(99,312)	$(109,567)	$211,444
_________________________

*As adjusted

See accompanying notes to the consolidated financial statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2004, 2005 and 2006

(In thousands)

	2004	2005	2006
	(As adjusted)	(As adjusted)
Cash flows from operating activities:
Net income	$325,551	$60,254	$73,675
Depreciation and amortization	37,726	36,504	36,755
Loss on prepayment of debt	-	-	22,311
Call premium paid	-	-	(20,898)
Noncash interest expense	2,044	2,566	1,848
Deferred income taxes	(274,137)	30,969	(27,913)
Minority interest	53	12	9
Net loss from disposition of property and equipment	895	1,395	1,845
Securities transaction gain	-	(5,439)	-
Defined benefit pension plan expense greater (less) than cash funding	(800)	(2,335)	3,167
Other, net	987	(1,839)	(952)
Change in assets and liabilities:
Accounts and other receivables	(6,227)	(9,641)	(14,310)
Inventories	11,582	(38,938)	11,357
Prepaid expenses	(233)	(228)	(1,070)
Accounts payable and accrued liabilities	28,503	10,159	(76)
Income taxes	25,557	7,917	(15,752)
Accounts with affiliates	(6,103)	4,674	(5,783)
Other noncurrent assets	1,981	(690)	239
Other noncurrent liabilities	(5,124)	(2,636)	(1,922)

Net cash provided by operating activities	142,255	92,704	62,530

Cash flows from investing activities:
Capital expenditures	(33,679)	(39,522)	(47,160)
Purchase of interest in subsidiary	(575)	-	-
Proceeds from disposal of interest in Norwegian smelting operation	-	3,542	-
Change in restricted cash equivalents and restricted marketable debt securities, net	(70)	129	(33)
Other, net	99	37	50

Net cash used by investing activities	(34,225)	(35,814)	(47,143)

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years ended December 31, 2004, 2005 and 2006

(In thousands)

	2004	2005	2006

Cash flows from financing activities:
Indebtedness:
Borrowings	$241,648	$4,620	$498,658
Principal payments	(100,073)	(13,159)	(470,662)
Deferred financing fees	(1,989)	-	(8,890)
Loans to affiliates	(209,524)	-	-
Dividends paid	(60,000)	-	(50,206)

Net cash used by financing activities	(129,938)	(8,539)	(31,100)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(21,908)	48,351	(15,713)
Currency translation	2,292	(2,572)	5,249

	(19,616)	45,779	(10,464)

Balance at beginning of year	37,121	17,505	63,284

Balance at end of year	$17,505	$63,284	$52,820

Supplemental disclosures - cash paid (received) for:
Interest	$33,425	$40,912	$31,951
Income taxes	(23,776)	20,033	34,540

Inventories received as partial consideration for disposal of interest in Norwegian smelting operation	$-	$1,897	$-

See accompanying notes to consolidated financial statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies:

Organization and basis of presentation.  We are a Delaware corporation that is a wholly-owned subsidiary of Kronos Worldwide, Inc. (“Kronos”) At December 31, 2006, (i) Valhi, Inc. held approximately 59% of Kronos’ outstanding common stock and NL Industries, Inc. held an additional 36% of Kronos’ common stock, (ii) Valhi owned approximately 83% of NL's outstanding common stock and (iii) Contran Corporation and its subsidiaries held approximately 92% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is sole trustee), or is held by Mr. Simmons or other persons or related companies to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of such companies.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos International, Inc and its subsidiaries, taken as a whole.

Management’s estimates. In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results may differ significantly from previously-estimated amounts under different assumptions or conditions.

Principles of consolidation. Our consolidated financial statements include our accounts and those of our wholly-owned and majority-owned subsidiaries. We have eliminated all material intercompany accounts and balances. Minority interest relates to our 99% owned subsidiary in France, which conducts our marketing and sales activities in that country.

Translation of foreign currencies. We translate the assets and liabilities of our subsidiaries whose functional currency is other than the U.S. dollar at year-end rates of exchange, while we translate their revenues and expenses at average exchange rates prevailing during the year. We accumulate the resulting translation adjustments in stockholder’s equity as part of accumulated other comprehensive income (loss), net of related deferred income taxes and minority interest. We recognize currency transaction gains and losses in income.

Derivatives and hedging activities. We recognize derivatives as either assets or liabilities and measure them at fair value in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. We recognize the changes in the fair value of derivatives either in net income or other comprehensive income, depending on the intended use of the derivative.

Cash and cash equivalents. We classify bank time deposits and U.S. Treasury securities purchased under short-term agreements to resell with original maturities of three months or less as cash equivalents.

Restricted marketable debt securities. We classify cash equivalents and marketable debt securities that have been segregated or otherwise limited in use as restricted. Restricted marketable debt securities are primarily invested in corporate debt securities and include amounts restricted in accordance with applicable Norwegian law regarding certain requirements of the Company’s Norwegian defined benefit pension plans ($2.6 million and $2.8 million at December 31, 2005 and 2006, respectively). The restricted marketable debt securities are generally classified as either a current or noncurrent asset depending upon the maturity date of each such debt security and are carried at market which approximates cost.

Accounts receivable. We provide an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

Property and equipment and depreciation. We state property and equipment at cost. We have a governmental concession with an unlimited term to operate an ilmenite mine in Norway. Mining properties consist of buildings and equipment used in our Norwegian ilmenite mining operations. While we own the land and ilmenite reserves associated with the mine, such land and reserves were acquired for nominal value and we have no material asset recognized for the land and reserves related to such mining operations. We compute depreciation of property and equipment for financial reporting purposes (including mining properties) principally by the straight-line method over the estimated useful lives of ten to 40 years for buildings and three to 20 years for equipment. We use accelerated depreciation methods for income tax purposes, as permitted. Upon sale or retirement of an asset, we remove the related cost and accumulated depreciation from the accounts and recognize any gain or loss in income currently.

We expense expenditures for maintenance, repairs and minor renewals (including planned major maintenance), while we capitalize expenditures for major improvements. See Note 15.

We capitalize interest costs related to major long-term capital projects and renewals as a component of construction costs. Capitalized interest costs were not material in 2004, 2005 or 2006.

When events or changes in circumstances indicate that assets may be impaired, we perform an evaluation to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. We consider all relevant factors. We perform the impairment test by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required. We assess impairment of property and equipment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Long-term debt. We state long-term debt net of any unamortized original issue premium or discount. We classify amortization of deferred financing costs and any premium or discount associated with the issuance of indebtedness as interest expense and compute such amortization by the interest method over the term of the applicable issue.

Employee benefit plans. Accounting and funding policies for our retirement plans are described in Note 8.

Income taxes. We and Valhi and our qualifying subsidiaries including us, are members of Contran’s consolidated U.S. federal income tax group (the "Contran Tax Group") and we and certain of our qualifying subsidiaries also file consolidated income tax returns with Contran in various U.S. state jurisdictions. As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. See Note 7. As a member of the Contran Tax Group, we are party to a tax sharing agreement that provides we compute provisions for U.S. income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to the tax sharing agreement we make payments to or receive payments from Kronos using the tax elections made by Contran, in amounts we would have paid to or received from the U.S. Internal Revenue Service had we not been a member of Contran Tax Group. We made no payments to Kronos for income taxes during 2004, 2005 or 2006.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of foreign subsidiaries which are not deemed to be permanently reinvested. The earnings of foreign subsidiaries subject to permanent reinvestment plans aggregated $707 million at December 31, 2005 and $739 million at December 31, 2006. It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to such earnings due to the complexities associated with the U.S. taxation on earnings of foreign subsidiaries repatriated to the U.S. We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets that we believe does not meet the “more-likely-than-not” recognition criteria.

Net sales. We record sales when products are shipped and title and other risks and rewards of ownership have passed to the customer, or when services are performed. Shipping terms of products shipped are generally FOB shipping point, although in some instances shipping terms are FOB destination point (for which we do not recognize sales until the product is received by the customer). We include amounts charged to customers for shipping and handling in net sales. We state sales net of price, early payment and distributor discounts and volume rebates. We report any tax assessed by a governmental authority that we collect from our customers that is both imposed on and concurrent with our revenue-producing activities (such as sales, use, value added and excise taxes) on a net basis (meaning we do not recognize these taxes either in our revenues or in our costs and expenses).

Inventories and cost of sales. We state inventories at the lower of cost (principally average cost) or market, net of allowance for slow-moving inventories We remove amounts from inventories at average cost. Cost of sales includes costs for materials, packing and finishing, utilities, salary and benefits, maintenance and depreciation.

Selling, general and administrative expenses; shipping and handling costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, shipping and handling, research and development, legal and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. We include shipping and handling costs in selling, general and administrative expense and these costs were $49 million in 2004, $52 million in 2005 and $55 million in 2006. We expense advertising costs as incurred and these costs were approximately $1 million in each of 2004, 2005 and 2006. We expense research, development and certain sales technical support costs as incurred and these costs approximated $8 million in 2004, $9 million in 2005 and $11 million in 2006.

Note 2 - Geographic information:

Our operations are associated with the production and sale of titanium dioxide (“TiO2”). Titanium dioxide pigments are used to impart whiteness, brightness and opacity to a wide variety of products, including paints, plastics, paper, fibers and ceramics. All of our net assets are located in Europe.

For geographic information, we attribute net sales to the place of manufacture (point of origin) and the location of the customer (point of destination); we attribute property and equipment to their physical location.

	Years ended December 31,
	2004	2005	2006
	(In thousands)
Geographic areas

Net sales - point of origin:
Germany	$576,138	$613,081	$671,986
Belgium	186,445	186,951	192,821
Norway	144,492	160,529	173,529
Eliminations	(99,105)	(109,688)	(124,108)

	$807,970	$850,873	$914,228

	Years ended December 31,
	2004	2005	2006
	(In thousands)
Net sales - point of destination:

Europe	$666,271	$689,516	$728,598
North America	42,015	51,922	54,399
Other	99,684	109,435	131,231

	$807,970	$850,873	$914,228

	December 31,
	2005	2006
	(In thousands)

Identifiable assets - net property and equipment:

Germany	$235,932	$262,541
Belgium	57,943	63,991
Norway	54,759	68,833
Other	141	199

	$348,775	$395,564

Note 3 - Accounts and other receivables:

	December 31,
	2005	2006
	(In thousands)

Trade receivables	$110,268	$137,298
Insurance claims	26	37
Recoverable VAT and other receivables	11,317	15,692
Allowance for doubtful accounts	(1,429)	(1,387)

	$120,182	$151,640

Note 4 - Inventories

	December 31,
	2005	2006
	(In thousands)

Raw materials	$42,807	$37,198
Work in process	13,654	18,612
Finished products	98,004	100,689
Supplies	30,883	38,579

	$185,348	$195,078

Note 5 - Accounts payable and accrued liabilities:

	December 31,
	2005	2006
	(As adjusted)
	(In thousands)

Accounts payable	$61,009	$65,900
Employee benefits	27,147	17,136
Accrued interest	117	7,255
Other	27,639	25,047

	$115,912	$115,338

Note 6 - Long-term debt:

	December 31,
	2005	2006
	(In thousands)

Long-term debt:
8.875% Senior Secured Notes	$449,298	$-
6.5% Senior Secured Notes	-	525,003
Other	4,525	4,795

	453,823	529,798
Less current maturities	958	912

	$452,865	$528,886

Senior Secured Notes - On April 11, 2006, we issued an aggregate of euro 400 million principal amount of new 6.5% Senior Secured Notes due April 2013, at 99.306% of their principal amount ($498.5 million when issued) to yield an effective interest rate of 7.1%. These Senior Secured Notes are collateralized by a pledge of 65% of the common stock or other ownership interests of certain of our first-tier operating subsidiaries. Such operating subsidiaries are Kronos Titan GmbH, Kronos Denmark ApS, Kronos Limited and Societe Industrielle Du Titane, S.A. We issued the 6.5% Notes pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts our ability and that of our subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of the assets of these subsidiaries to another entity. At our option, we may redeem the 6.5% Notes on or after October 15, 2009 at redemption prices ranging from 103.25% of the principal amount, declining to 100% on or after October 15, 2012. In addition, on or before April 15, 2009, we may redeem up to 35% of the 6.5% Notes with the net proceeds of a qualified public equity offering at 106.5% of the principal amount. In the event of a change of control, as defined, we would be required to make an offer to purchase the 6.5% Notes at 101% of the principal amount. We would also be required to make an offer to purchase a specified portion of the 6.5% Notes at par value in the event we generate a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period. At December 31, 2006, the estimated market price of the 6.5% Notes was approximately euro 970 per euro 1,000 principal amount. At December 31, 2006, the carrying amount of the 6.5% Notes includes euro 2.5 million ($3.3 million) of unamortized original issue discount.

We used the proceeds from the 6.5% Notes to fund the May 2006 redemption of our 8.875% Senior Secured Notes at 104.437% of the aggregate principal amount of euro 375 million for an aggregate of $491.4 million, including the $20.9 million call premium. We recognized a $22.3 million pre-tax interest charge in the second quarter of 2006 related to the prepayment of the 8.875% Notes, consisting of the call premium on the 8.875% Notes and the write-off of deferred financing costs and unamortized premium related to the notes.

Credit Facility - Our operating subsidiaries in Germany, Belgium, Norway and Denmark (collectively, the “Borrowers”) have a euro 80 million secured revolving bank credit facility that matures in June 2008 (“European Credit Facility”). Borrowings may be denominated in euros, Norwegian kroners or U.S. dollars, and bear interest at the applicable interbank market rate plus 1.125%. The facility also provides for the issuance of letters of credit up to euro 5 million. The European Credit Facility is collateralized by the accounts receivable and inventories of the Borrowers, plus a limited pledge of all of the other assets of the Belgian borrower. The European Credit Facility contains certain restrictive covenants which, among other things, restricts the ability of the Borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. In addition, the European Credit Facility contains customary cross-default provisions with respect to other debt and obligations of the Borrowers, us and our other subsidiaries. At December 31, 2006, no amounts were outstanding under the European Credit Facility and the equivalent of $105.6 million was available for additional borrowing by the subsidiaries.

Under the cross-default provisions of the 6.5% Notes, the 6.5% Notes may be accelerated prior to their stated maturity if we or any of our subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness). Under the cross-default provisions of the European Credit Facility, any outstanding borrowings under the European Credit Facility may be accelerated prior to their stated maturity if the we or the borrowers default under any other indebtedness in excess of euro 5 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness). The European Credit Facility contains provisions that allow the lender to accelerate the maturity of the applicable facility in the event of a change of control, as defined, of the applicable borrower. In the event the cross-default provisions of either the 6.5% Notes or the European Credit Facility become applicable, and such indebtedness is accelerated, we would be required to repay such indebtedness prior to their stated maturity.

Aggregate maturities of long-term debt at December 31, 2006 are shown in the table below.

Years ending December 31,	Amount
(In thousands)

2007	$912
2008	923
2009	954
2010	986
2011	1,019
2012 and thereafter	525,004

$529,798

Restrictions. Certain of the credit facilities described above require the respective borrower to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. At December 31, 2006, the restricted net assets of consolidated subsidiaries approximated $79 million.

Note 7 - Income taxes:

	Years ended December 31,
	2004	2005	2006
	(As adjusted)	(As adjusted)
	(In millions)
Pre-tax income (loss):
Germany	$30.1	$65.0	$18.5
Other non-U.S.	34.0	54.6	47.5

	$64.1	$119.6	$66.0

Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$22.4	$41.9	$23.1
Non-U.S. tax rates	.4	.5	(1.5)
Incremental tax and rate differences on equity in earnings of non-tax group companies	-	-	.5
Adjustment of German tax attribute	-	17.5	(21.7)
Nondeductible expenses	4.2	4.6	4.2
Change in deferred income tax valuation allowance, net	(280.7)	-	-
Tax contingency reserve adjustment, net	(4.6)	(7.7)	(10.7)
Assessment (refund) of prior year income taxes	(2.6)	2.1	(1.4)
Other, net	(.6)	.5	(.2)

	$(261.5)	$59.4	$(7.7)
Components of income tax expense (benefit):
Currently payable (refundable):
Germany	$(.2)	$10.8	$5.0
Other non - U.S.	12.8	17.6	15.2

	12.6	28.4	20.2
Deferred income taxes (benefit):
Germany	(270.5)	31.4	(23.5)
Other non - U.S.	(3.6)	(.4)	(4.4)

	(274.1)	31.0	(27.9)

	$(261.5)	$59.4	$(7.7)

	Years ended December 31,
	2004	2005	2006
	(As adjusted)	(As adjusted)
	(In millions)
Comprehensive provision for income taxes (benefit) allocable to:
Net income	$(261.5)	$59.4	$(7.7)
Other comprehensive income - Defined benefit pension liabilities	(8.1)	(32.4)	6.7

Adoption of SFAS No. 158	-	-	(18.6)

	$(269.6)	$27.0	$(19.6)

The components of the net deferred tax liability at December 31, 2005 and 2006, and changes in the deferred income tax valuation allowance during the past three years, are summarized in the following tables.

	December 31,
	2005		2006
	Assets	Liabilities	Assets	Liabilities
	(As adjusted
	(In millions)

Tax effect of temporary differences related to:
Inventories	$1.6	$(4.5)	$1.5	$(3.1)
Property and equipment	25.5	(20.5)	20.7	(22.8)
Pension asset	-	(35.6)	-	(36.7)
Accrued pension cost	51.9	-	64.2	-
Other accrued liabilities and deductible differences	25.6	-	27.8	-
Other taxable differences	-	(29.5)	-	(20.2)
Tax loss and tax credit carryforwards	174.5	-	216.8	-
Adjusted gross deferred tax assets (liabilities)	279.1	(90.1)	331.0	(82.8)
Netting of items by tax jurisdiction	(65.8)	65.8	(66.6)	66.6

	213.3	(24.3)	264.4	(16.2)
Less net current deferred tax asset (liability)	-	(5.0)	-	(1.8)

Net noncurrent deferred tax asset (liability)	$213.3	$(19.3)	$264.4	$(14.4)

	Year ended December 31,
	2004	2005	2006
	(In millions)

Increase (decrease) in valuation allowance:
Recognition of certain deductible tax attributes for which the benefit had not previously been recognized under the “more-likely-than-not” recognition criteria	$(280.7)	$-	$-
Foreign currency translation	(3.0)	-	-
Offset to the change in gross deferred income tax assets due principally to redeterminations of certain tax attributes and implementation of certain tax planning strategies	121.0	-	-

	$(162.7)	$-	$-

Tax authorities are examining certain of our non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest. For example:

•
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

•
The Norwegian tax authorities previously notified us of their intent to assess tax deficiencies of approximately kroner 12 million relating to the years 1998 through 2000. We objected to this proposed assessment, and in May 2006 the Norwegian tax authorities withdrew the assessment.

Principally as a result of the withdrawal of the Belgian and Norwegian assessments discussed above and the resolution of our ongoing income tax audits in Germany, we recognized a $10.7 million income tax benefit in 2006 related to the total reduction in our income tax contingency reserve.

Due to the favorable resolution of certain income tax audits related to our German and Belgian operations during 2006, we recognized a net $1.4 million income tax benefit related to adjustments of prior year income taxes.

Due to the resolution of certain income tax audits in Germany, we also recognized a $21.7 million income tax benefit in 2006 primarily related to an increase in the amount of our German trade tax net operating loss carryforward. The increase resulted from a reallocation of expenses between our German units related to periods in which such units did not file on a consolidated basis for German trade tax purposes, with the net result that the amount of our German trade tax carryforward recognized by the German tax authorities has increased.

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

In 2005, we reached an agreement in principle with the German tax authorities regarding such tax authorities’ objection to the value assigned to certain intellectual property rights held by our operating subsidiary in Germany. Under the agreement in principle, the value assigned to such intellectual property for German income tax purposes was reduced retroactively, resulting in a reduction in the amount of our net operating loss carryforward in Germany as well as a future reduction in the amount of amortization expense attributable to such intellectual property. As a result, we recognized a $17.5 million non-cash deferred income tax expense in the third quarter of 2005 related to such agreement. The $7.7 million tax contingency adjustment income tax benefit in 2005 relates primarily to the withdrawal of the Belgium tax authorities’ assessment related to 1999.

At December 31, 2003, we had a significant amount of net operating loss carryforwards for German corporate and trade tax purposes. These carryforwards have no expiration date. We generated these net operating loss carryforwards principally during the 1990’s when KII had a significantly higher level of outstanding indebtedness than we currently have. At December 31, 2003, we had not recognized the benefit of these carryforwards for financial reporting purposes because we concluded they did not meet the “more-likely-than-not” recognition criteria. Therefore, we had recognized a deferred income tax asset valuation allowance to completely offset the benefit of these carryforwards and our other tax attributes in Germany. During 2004, and based on all available evidence, we concluded that the benefit of these carryforwards and other German tax attributes now met the “more-likely-than-not” recognition criteria and that reversal of the deferred income tax asset valuation allowance related to Germany was appropriate. The aggregate amount of the valuation allowance related to Germany that we reversed during 2004 was $280.7 million.

At December 31, 2006, we had the equivalent of $701 million and $247 million of net operating loss carryforwards for German corporate and trade tax purposes, respectively, all of which have no expiration date.

Note 8 - Employee benefit plans:

Defined contribution plans. We maintain various defined contribution pension plans with our contributions based on matching or other formulas. Defined contribution plan expenses were not material in 2004, 2005 or 2006.

Defined benefit plans. We maintain various defined benefit pension plans. Employees are covered by plans in their respective countries. Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods. Prior to 2004, we amended the provisions of our defined benefit pension plans in Belgium and Norway to exclude the admission of new employees as participants in the plans. New employees in these countries are eligible to participate in Company-sponsored defined contribution plans. At December 31, 2006, we expect to contribute the equivalent of approximately $15 million to all of our defined benefit pension plans during 2007.

The funded status of our defined benefit pension plan, the components of net periodic defined benefit pension cost and the rates used in determining the actuarial present value of benefit obligations are presented in the tables below. We use a September 30 measurement date for our defined benefit pension plan.

	Years ended December 31,
	2005	2006
	(In thousands)
Change in projected benefit obligations ("PBO"):
Benefit obligations at beginning of the year	$307,582	$352,577
Service cost	5,885	5,494
Interest cost	14,038	15,009
Participant contributions	1,469	1,454
Actuarial losses (gain)	84,365	(15,433)
Change in foreign currency exchange rates	(43,954)	39,230
Benefits paid	(16,808)	(17,457)

Benefit obligations at end of the year	$352,577	$380,874

Change in plan assets:
Fair value of plan assets at beginning of the year	$196,573	$176,896
Actual return on plan assets	7,132	8,615
Employer contributions	13,323	18,537
Participant contributions	1,469	1,454
Change in foreign currency exchange rates	(24,793)	20,029
Benefits paid	(16,808)	(17,457)

Fair value of plan assets at end of year	$176,896	$208,074

Accumulated benefit obligations	$316,274	$321,286

Funded status at end of the year:
Plan assets less than PBO	$(175,681)	$(172,800)
Unrecognized actuarial losses	175,482	170,445
Unrecognized prior service cost	5,550	5,643
Unrecognized net transition obligations	749	717

	$6,100	$4,005

Amounts recognized in the balance sheet:
Unrecognized net pension obligations	$6,108	$-
Accrued pension costs:
Current	(10,314)	-
Noncurrent	(125,766)	(172,800)
Accumulated other comprehensive loss	136,072	176,805

	$6,100	$4,005

The amounts shown in the table above for actuarial losses, prior service cost and net transition obligations at December 31, 2005 and 2006 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates. These amounts will be recognized as components of our periodic defined benefit cost in future years. However, upon adoption of SFAS No. 158, the December 31, 2006 amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income. Of the amounts included in accumulated other comprehensive income as of December 31, 2006 related to our pension plans, we expect to recognize net actuarial losses of $7 million, prior service costs of $500,000 and net transition obligations of $100,000 as a component of our net periodic pension expense during 2007.

The components of our net periodic defined benefit pension cost are presented in the table below.

	Years ended December 31,
	2004	2005	2006
	(In thousands)
Net periodic pension cost:
Service cost benefits	$5,398	$5,885	$5,494
Interest cost on PBO	14,132	14,038	15,009
Expected return on plan assets	(12,318)	(12,051)	(11,150)
Amortization of prior service cost	463	482	480
Amortization of net transition obligations	368	107	99
Recognized actuarial losses	2,335	3,035	7,768

	$10,378	$11,496	$17,700

The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2005 and 2006 are presented in the table below. Such weighted-average rates were determined using the projected benefit obligations at each date.

	December 31,
Rate	2005	2006

Discount rate	4.1%	4.6%
Increase in future compensation levels	2.8%	3.0%

The weighted-average rate assumptions used in determining the net periodic pension cost for 2004, 2005 and 2006 are presented in the table below. The weighted-average discount rate and the weighted-average increase in future compensation levels were determined using the projected benefit obligations as of the beginning of each year, and the weighted-average long-term return on plan assets was determined using the fair value of plan assets as of the beginning of each year.

	Years ended December 31,
Rate	2004	2005	2006

Discount rate	5.3%	5.0%	4.1%
Increase in future compensation levels	2.8%	2.8%	2.8%
Long-term return on plan assets	6.4%	6.0%	5.5%

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive advice about appropriate long-term rates of return from our third-party actuaries. Such assumed asset mixes are summarized below:

•
In Germany, the composition of our plan assets is established to satisfy the requirements of the German insurance commissioner. The plan asset allocation at December 31, 2006 was 23% to equity managers, 48% to fixed income managers, 14% to real estate and other investments 15% (2005 - 23%, 48%, 14% and 15%, respectively).

•
In Norway, we currently have a plan asset target allocation of 14% to equity managers, 65% to fixed income managers and the remainder primarily to liquid investments such as money markets. The expected long-term rate of return for such investments is approximately 8%, 4.5% and 4%, respectively. The plan asset allocation at December 31, 2006 was 13% to equity managers, 64% to fixed income managers and the remaining 23% primarily to cash and liquid investments (2005 - 16%, 62% and 22%, respectively).

We regularly review our actual asset allocation for each of our plans, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

At December 31, 2005 and 2006, all of our defined benefit pension plans have accumulated benefit obligations in excess of fair value of plan assets.

We expect future benefits paid from all defined benefit pension plans to be as follows:

Years ending December 31,	Amount
(In thousands)
2007	$18,003
2008	17,907
2009	15,073
2010	15,130
2011	15,311
2012 to 2016	85,782

New accounting standard. We account for our defined benefit pension plans using SFAS No. 87, Employer’s Accounting for Pension, as amended, and we account for our OPEB plans under SFAS No. 106, Employers Accounting for Postretirement Benefits other than Pensions, as amended. In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  SFAS No. 158, which further amended SFAS Nos. 87 and 106, requires us to recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension and postretirement benefit plans on our Consolidated Balance Sheets.  This standard does not change the existing recognition and measurement requirements that determine the amount of periodic benefit cost we recognize in net income. We adopted the asset and liability recognition and disclosure requirements of this standard effective December 31, 2006 on a prospective basis, in which we recognized through other comprehensive income all of our prior unrecognized gains and losses and prior service costs or credits, net of tax, as of December 31, 2006. We will recognize all future changes in the funded status of these plans through comprehensive income, net of tax. These future changes will be recognized either in net income, to the extent they are reflected in periodic benefit cost, or through other comprehensive income.  In addition, we currently use September 30 as a measurement date for our defined benefit pension plans, but under this standard we will be required to use December 31 as the measurement date. The measurement date requirement of SFAF No. 158 will become effective for us by the end of 2008 and provides two alternate transition methods; we have not yet determined which transition method we will select.

Adopting this standard had the following effects on our Consolidated Financial Statements as of December 31, 2006:

	Before application of SFAS No. 158	Adjustments	After application of SFAS No. 158
	(In thousands)

Assets:
Current deferred income tax asset	$3,018	$(3,018)	$-
Total current assets	410,954	(3,018)	407,936
Unrecognized net pension obligations	4,386	(4,386)	-
Noncurrent deferred income tax asset	247,101	17,276	264,377
Total other assets	264,179	12,890	277,069
Total assets	1,070,697	9,872	1,080,569

Liabilities:
Current accrued pension costs	11,590	(11,590)	-
Current deferred income taxes	215	1,536	1,751
Total current liabilities	148,324	(10,054)	138,270
Noncurrent accrued pension costs	112,845	59,955	172,800
Noncurrent deferred income taxes	20,347	(5,901)	14,446
Total noncurrent liabilities	676,760	54,054	730,814

Stockholders’ equity:
Accumulated other comprehensive income - minimum pension liability	(75,439)	75,439	-
Accumulated other comprehensive income - defined benefit pension plans	-	(109,567)	(109,567)
Total accumulated other comprehensive income	(174,751)	(34,128)	(208,879)
Total stockholders’ equity	245,572	(34,128)	211,444
Total liabilities and stockholders’ equity	1,070,697	9,872	1,080,569

Note 9 - Other noncurrent liabilities:

	December 31,
	2005	2006
	(In thousands)

Insurance claims and expenses	$1,255	$1,463
Employee benefits	4,735	6,887
Other	9,444	6,332

	$15,434	$14,682

Note 10 - Common stock and notes receivable from affiliates:

NL common stock options held by employees of the Company. At December 31, 2006, our employees held options to purchase approximately 50,000 shares of NL common stock. These options are exercisable at various dates through 2011 and 15,000 have exercise prices ranging from $2.66 to $5.63 per share and 35,000 have an exercise price of $11.49 per share. Such options generally vest over five years, and vesting ceases at the date the employee separates from service with us (including retirement).

No options were granted in 2004, 2005 or 2006. As discussed in Note 15, we adopted the fair value provisions of SFAS No. 123R on January 1, 2006.

Common stock dividends. We paid $60.0 million in cash dividends to Kronos during 2004, nil during 2005 and $50.2 million in 2006.

Notes receivable from affiliates - contra equity.  In 2004, we loaned an aggregate euro 163.1 million ($209.5 million) to Kronos in return for two promissory notes instead of making a cash dividend distribution. Interest on both notes is payable to us on a quarterly basis at an annual rate of 9.25%, such interest was and is expected to be paid quarterly. The notes mature on December 31, 2010, with all principal due at that date. The notes are unsecured, contain no financial covenants and provide for default only upon Kronos’ failure to pay any amount when due (subject to a short grace period). Due to the long-term investment nature of these notes, settlement of the principal balance of the notes is not contemplated within the foreseeable future. We currently expect that settlement of the principal amount of the notes will occur through a capital transaction (i.e. a non-cash dividend to Kronos in the form of distributing such notes receivable to Kronos). Accordingly, we have classified these notes receivable as a separate component of stockholder’s equity in accordance with GAAP. We recognize interest income on such notes, which is expected to be paid quarterly, when earned. See Note 11. Until such time as the notes are settled, we benefit from the interest income earned on the promissory notes. We have reflected the $209.5 million principal amount of these loans as a component of cash flows from financing activities in the accompanying Consolidated Statements of Cash Flows.

Note 11 - Related party transactions:

We may be deemed to be controlled by Harold C. Simmons. See Note 1. Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. While no transactions of the type described above are planned or proposed with respect to us other than as set forth in these financial statements, we continuously consider, review and evaluate, and understand that Contran and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future.

Current receivables from and payables to affiliates are summarized in the table below.

	December 31,
	2005	2006
	(In thousands)

Current receivables from affiliates:
Kronos Canada (“KC”)	$1,948	$1,421
Other	4	189

	$1,952	$1,610

Current payables to affiliate:
Kronos (US), Inc. (“KUS”)	$14,882	$10,174

Interest income on all loans to related parties, consisting of the interest income earned on our note receivable from Kronos discussed in Note 10, was $2.8 million in 2004, $18.9 million in 2005 and $18.8 million in 2006.

Net amounts between us and KUS were generally related to product sales and raw material purchases. Net amounts between us and KC were generally related to product sales and royalties. KUS and KC are both subsidiaries of Kronos.

Sales of TiO2 to KUS and KC aggregated $50.8 million in 2004, $63.6 million in 2005 and $65.9 million in 2006.

KUS purchases the rutile and slag feedstock used as a raw material in all of our chloride process TiO2 facilities. We purchase such feedstock from KUS for use in our facilities for an amount equal to the amount paid by KUS to the third-party supplier plus a 2.5% administrative fee. Such feedstock purchases were $106.2 million in 2004, $120.1 million in 2005 and $119.1 million in 2006.

Purchases of TiO2 from KUS were $3.5 million in 2004 and nil in 2005 and 2006. Purchases of TiO2 from KC were $700,000 in 2004, $600,000 in 2005 and $1.1 million in 2006.

Royalty income received from KC for use of certain of our intellectual property was $6.0 million in 2004, $6.8 million in 2005 and $7.2 million in 2006.

Under the terms of various intercorporate services agreements ("ISAs") entered into between us and various related parties, including Contran, employees of one company will provide certain management, tax planning, financial and administrative services to the other company on a fee basis. Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient, and the compensation and associated expenses of such persons. Because of the large number of companies affiliated with Contran, Kronos Worldwide and NL, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. These ISA agreements are reviewed and approved by the applicable independent directors of the companies that are parties to the agreements. The net ISA fee charged to us and included in selling, general and administrative expense was $2.8 million in 2004, $2.9 million in 2005 and $3.5 million in 2006.

Tall Pines Insurance Company, and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines and EWI are subsidiaries of Valhi. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker. The aggregate premiums paid to Tall Pines and EWI by us were $5.3 million in 2004, $5.5 million in 2005 and $6.7 million in 2006. These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines and EWI. Tall Pines purchases reinsurance for substantially all of the risks it underwrites. We expect that these relationships with Tall Pines and EWI will continue in 2007.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies. With respect to certain of such policies, it is possible that unusually large losses incurred by one or more insureds during a given policy period could leave the other participating companies without adequate coverage under that policy for the balance of the policy period. As a result, Contran and certain of its subsidiaries and its affiliates, including us, have entered into a loss sharing agreement under which any uninsured loss is shared by those entities who have submitted claims under the relevant policy. We believe the benefit in the form of reduced premiums and broader coverage associated with the group coverage for such policies justifies the risk associated with the potential for uninsured loss.

Note 12 - Commitments and contingencies:

Environmental matters. Our operations are governed by various environmental laws and regulations. Certain of our businesses are, or have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of the Company have the potential to cause environmental or other damage. We have implemented and continue to implement various policies and programs in an effort to minimize these risks. Our policy is to maintain compliance with applicable environmental laws and regulations at all of our facilities and to strive to improve our environmental performance. From time to time, we may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances. We believe all of our plants are in substantial compliance with applicable environmental laws.

Litigation matters. We are involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business. We currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

Concentrations of credit risk. Sales of TiO2 accounted for about 87% of our sales during each of the past three years. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered “quality-of-life” markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. We sell TiO2 to over 3,000 customers, with the top ten customers (excluding sales to KC and KUS) approximating 21%, 20%, and 20%, respectively, of net sales in 2004, 2005 and 2006. Approximately 77% of our TiO2 sales by volume were to Europe in 2004, approximately 76% were to Europe in 2005 and approximately 77% were to Europe in 2006. Approximately 9% of sales by volume were attributable to North America in 2004, 10% attributable to North America in 2005 and 9% attributable to North America in 2006.

Long-term contracts. KUS has long-term supply contracts that provide for certain of its affiliates’, including ours, TiO2 feedstock requirements through 2010. The agreements require KUS to purchase certain minimum quantities of feedstock with minimum annual purchase commitments aggregating approximately $776 million at December 31, 2006. The agreements require that us and certain of our affiliates purchase chloride feedstock underlying these long-term supply contracts from KUS.

Operating leases. Our principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease with Bayer AG that expires in 2050. The Leverkusen facility itself, which we own and which represents approximately one-half of our current TiO2 production capacity, is located within Bayer’s extensive manufacturing complex. We periodically establish the amount of rent for the land lease associated with the Leverkusen facility by agreement with Bayer for periods of at least two years at a time. The lease agreement provides for no formula, index or other mechanism to determine changes in the rent for such land lease; rather, any change in the rent is subject solely to periodic negotiation between Bayer and the Company. We recognize any change in the rent based on such negotiations as part of lease expense starting from the time such change is agreed upon by both parties, as any such change in the rent is deemed “contingent rentals” under GAAP. Under a separate supplies and services agreement expiring in 2011, the lessor provides some raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility.

We also lease various other manufacturing facilities and equipment. Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases we expect that, in the normal course of business, such leases will be renewed or replaced by other leases. Net rent expense approximated $8 million in each of 2004, 2005 and 2006. At December 31, 2006, future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year were as follows:

Years ending December 31,	Amount
(In thousands)

2007	$3,681
2008	2,947
2009	2,153
2010	1,606
2011	1,165
2012 and thereafter	19,930

$31,482

Approximately $22 million of the $31.5 million aggregate future minimum rental commitments at December 31, 2006 relates to our Leverkusen facility lease discussed above. The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2006. As discussed above, any change in the rent is based solely on negotiations between Bayer and the Company, and any such change in the rent is deemed “contingent rentals” under GAAP which is excluded from the future minimum lease payments disclosed above.

Income taxes. Contran and Valhi have agreed to a policy providing for the allocation of tax liabilities and tax payments as described in Note 1. Under applicable law, we, as well as every other member of the Contran Tax Group, are each jointly and severally liable for the aggregate federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we were included in the Contran Tax Group. Contran has agreed, however, to indemnify us for any liability for income taxes of the Contran Tax Group in excess of our tax liability previously computed and paid by Valhi in accordance with the tax allocation policy.

Note 13 - Securities transaction gain:

A securities transaction gain in 2005, classified as nonoperating income, relates to the sale of our passive interest in a Norwegian smelting operation, this operation had a nominal carrying value for financial reporting purposes, and was sold for $5.4 million, which consisted of $3.5 million cash and $1.9 million of inventory.

Note 14 - Financial instruments:

Summarized below is the estimated fair value and related net carrying value of our financial instruments.

	December 31,		December 31,
	2005		2006
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)

Cash, cash equivalents, restricted cash and current and noncurrent restricted marketable debt securities	$67.2	$67.2	$57.1	$57.1

Long-term debt:
Fixed rate with market quotes -
8.875% Senior Secured Notes	$449.3	$463.6	$-	$-
6.5% Senior Secured Notes	-	-	525.0	512.5

Fair value of our noncurrent restricted marketable debt securities, 8.875% Senior Secured Notes and 6.5% Senior Secured Notes are based upon quoted market prices at each balance sheet date.

Note 15 - Recent accounting pronouncements:

Variable interest entities. We complied with the consolidation requirements of FASB Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” as amended, as of March 31, 2004. We do not have any involvement with any variable interest entity (as that term is defined in FIN No. 46R) covered by the scope of FIN No. 46R that would require us to consolidate such entity under FIN No. 46R which had not already been consolidated under prior applicable GAAP, and therefore the impact to us of adopting the consolidation requirements of FIN No. 46R was not material.

Inventory Costs.  Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, became effective for us for inventory costs incurred on or after January 1, 2006. SFAS No. 151 requires that the allocation of fixed production overhead costs to inventory be based on normal capacity of the production facilities, as defined by SFAS No. 151. SFAS No. 151 also clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material, requiring those items be recognized as current-period charges. Our existing production cost policies complied with the requirements of SFAS No. 151, therefore the adoption of SFAS No. 151 did not affect our Consolidated Financial Statements.

Stock options. We adopted the fair value provisions of SFAS No. 123R, Share-Based Payment, on January 1, 2006, using the modified prospective application method. SFAS No. 123R, among other things, requires the cost of employee compensation paid with equity instruments to be measured based on the grant-date fair value. That cost is then recognized over the vesting period. Using the modified prospective method, we will apply the provisions of the standard to all new equity compensation granted after January 1, 2006 and any existing awards vesting after January 1, 2006. We have not issued any stock options to purchase Kronos common stock. However, certain of our employees have been granted options by NL to purchase NL common stock. The number of non-vested equity awards issued by NL to our employees at December 31, 2005 was not material. Prior to the adoption of SFAS No. 123R we accounted for equity compensation in accordance with APBO No. 25, Accounting for Stock Issued to Employees. We and NL accounted for these NL stock options under the variable accounting method whereby the options were revalued based on the current trading price at each balance sheet date. We now account for these awards using the liability method under SFAS No. 123R, which is substantially identical to the variable accounting method we previously used. We recorded compensation expense of $1.0 million in 2004, and compensation income of $600,000 in 2005 and $200,000 in 2006 for stock-based employee compensation. If we grant a significant number of equity awards or modify, repurchase or cancel existing equity awards in the future, the amount of equity compensation expense in our Consolidated Financial Statements could be material.

Planned Major Maintenance Activities. We adopted FSP No. AUG AIR-1 effective December 31, 2006. Accordingly, we have retroactively adjusted our Consolidated Financial Statements to reflect the direct expense method of accounting for planned major maintenance (a method permitted under this standard). The effect of adopting this standard on our previously reported Consolidated Financial Statements is summarized in the tables below.

	Years ended December 31,
	2004	2005
	(In thousands, except per share amounts)
Increase (decrease) in:
Cost of sales (repairs and maintenance expense)	$637	$(744)
Provision (benefit) for income taxes	(208)	276
Net income	(429)	468

Other comprehensive income - foreign currency	98	(172)
Total comprehensive income	(331)	296

December 31, 2005
(In thousands)

Decrease in accrued maintenance costs	$2,373
Increase in current deferred income tax	857
Decrease in retained deficit	1,230
Decrease in accumulated other comprehensive loss - foreign currency	286
Increase in total stockholders’ equity	1,516

        Pension and OPEB plans. We adopted the asset and liability recognition and disclosure requirements of SFAS No. 158 effective December 31, 2006. See Note 8.

        Quantifying Financial Statement Misstatements. In the third quarter of 2006 the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 expressing their views regarding the process of quantifying financial statement misstatements.  The SAB is effective for us as of December 31, 2006.  According to SAB 108 both the “rollover” and “iron curtain” approaches must be considered when evaluating a misstatement for materiality.  This is referred to as the “dual approach.”  For companies that have previously evaluated misstatements under one, but not both, of these methods, SAB 108 provides companies with a one-time option to record the cumulative effect of their prior unadjusted misstatements in a manner similar to a change in accounting principle in their 2006 annual financial statements if (i) the cumulative amount of the unadjusted misstatements as of January 1, 2006 would have been material under the dual approach to their annual financial statements for 2005 or (ii) the effect of correcting the unadjusted misstatements during 2006 would cause those annual financial statements to be materially misstated under the dual approach.  The adoption of SAB 108 did not have a material effect on our previously reported consolidated financial position or results of operations.

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which became effective for us on January 1, 2008. SFAS No. 157 generally provides a consistent, single fair value definition and measurement technique for GAAP pronouncements. SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods. We will be required to ensure all of our fair value measurements are in compliance with SFAS No. 157 on a prospective basis beginning in the first quarter of 2008. In addition, we will be required to expand our disclosures regarding the valuation methods and level of inputs we utilize in the first quarter of 2008. The adoption of this standard is not expected to have a material effect on our Consolidated Financial Statements.

Uncertain Tax Positions.  In the second quarter of 2006 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertain Tax Positions, which became effective for us on January 1, 2007.  FIN 48 clarifies when and how much of a benefit we can recognize in our Consolidated Financial Statements for certain positions taken in our income tax returns under SFAS No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves. Among other things, FIN 48 will prohibit us from recognizing the benefit~~s~~ of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.   FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard.  Our current income tax accounting policies comply with this aspect of the new standard.  We will also be required to reclassify any reserves we have for uncertain tax positions from deferred income tax liabilities, where they are currently recognized, to a separate current or noncurrent liability, depending on the nature of the tax position. In January 2007, the FASB indicated that they will issue clarifying guidance regarding certain aspects of the new standard by the end of March 2007. We are still in the process of evaluating the impact FIN 48 will have on our consolidated financial position and results of operations, and do not expect we will complete that evaluation until the FASB issues their clarifying guidance.

Fair Value Option. In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits companies to chose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income. The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not to only specified risks or cash flows or a portion of the instrument. Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity. An investment accounted for by the equity method is an eligible item. The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for the company. If we elect to measure eligible items at fair value under the standard, we would be required to present certain additional disclosures for each item we elect. SFAS No. 159 becomes effective for us on January 1, 2008, although we may apply the provisions earlier on January 1, 2007 if, among other things, we also adopt SFAS No. 157 on January 1, 2007 and elect to adopt SFAS No. 159 by April 30, 2007. We have not yet determined when we will choose to have SFAS No. 159 first become effective for us, nor have we determined which, if any, of our eligible items we will elect to be measured at fair value under the new standard. Therefore, we are currently unable to determine the impact, if any, this standard will have on our consolidated financial position or results of operations.

Note 16 - Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions)

Year ended December 31, 2005
Net sales	$209.5	$227.6	$206.0	$207.8
Gross margin*	63.9	70.0	54.7	49.8
Net income*	19.2	28.2	6.1	6.7

Year ended December 31, 2006
Net sales	$208.6	$248.5	$233.7	$223.4
Gross margin*	53.5	57.8	52.6	59.2
Net income*	13.4	9.6	9.3	41.4

* All periods presented except fourth quarter 2006 have each been adjusted from amounts previously reported due to the adoption of FSP No. AUG-AIR 1, Accounting for planned major maintenance activities in the fourth quarter 2006. See Note 15.

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.

As discussed in Note 15, effective December 31, 2006 we retroactively adjusted our Consolidated Financial Statements to reflect the direct expense method of accounting for planned major maintenance in accordance with FSP No. AUG AIR-1. The adoption of the FSP had the following effect on our previously reported net income and gross margin for the periods indicated:

	Quarter ended
Increase/Decrease:	March 31	June 30	Sept. 30	Dec. 31
	(In millions)

Year Ended December 31, 2005
Gross margin	$1.5	$(.5)	$(.5)	$.2
Net income	1.0	(.3)	(.3)	.1

Year Ended December 31, 2006
Gross margin	$.4	$(.3)	$.5	$-
Net income	.3	(.2)	.3	-

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

December 31, 2005 and 2006

(In thousands)

	2005	2006
	(As adjusted)
Current assets:
Cash and cash equivalents	$9,622	$3,264
Accounts and notes receivable	9,013	10,262
Receivable from affiliates	36,210	51,671
Deferred income taxes	68	-
Other	56	118

Total current assets	54,969	65,315

Other assets:
Investment in subsidiaries	464,893	507,219
Deferred income taxes	168,642	217,208
Other	7,399	8,757
Property and equipment, net	5,814	6,809

Total other assets	646,748	739,993

	$701,717	$805,308

Current liabilities:
Payable to affiliates	$34,715	$31,128
Accounts payable and accrued liabilities	3,865	14,355
Income taxes	29,483	22,190
Deferred income taxes	14	9

Total current liabilities	68,077	67,682

Noncurrent liabilities:
Long-term debt	449,298	525,003
Other	1,025	1,179

Total noncurrent liabilities	450,323	526,182

Stockholder’s equity	183,317	211,444

	$701,717	$805,308

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Income

Years ended December 31, 2004, 2005 and 2006

(In thousands)

	2004	2005	2006
	(As adjusted)
Revenues and other income:
Net sales	$40,038	$47,682	$50,627
Equity in earnings of subsidiaries	65,620	91,170	54,890
Interest income from affiliates	2,782	18,947	19,665
Royalty income	18,508	19,187	20,161
Currency translation gains (losses), net	(575)	248	(91)
Other income, net	71	1	79

	126,444	177,235	145,331

Costs and expenses:
Cost of sales	21,371	26,995	28,483
General and administrative	28,351	30,929	34,250
Loss on prepayment of debt	-	-	22,311
Interest expense	33,772	42,212	39,759
Interest expense to affiliates	5,754	10,302	3,888

	89,248	110,438	128,691

Income before income taxes	37,196	66,797	16,640

Provision for income taxes (benefit)	(288,355)	6,543	(57,035)

Net income	$325,551	$60,254	$73,675

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Cash Flows

Years ended December 31, 2004, 2005 and 2006

(In thousands)

	2004	2005	2006
	(As adjusted)
Cash flows from operating activities:
Net income	$325,551	$60,254	$73,675
Cash distributions from subsidiaries	50,902	-	50,618
Loss on prepayment of debt	-	-	22,311
Call premium paid	-	-	(20,898)
Noncash interest expense	1,487	2,124	1,581
Deferred income taxes	(276,806)	21,827	(28,752)
Equity in earnings of subsidiaries	(65,620)	(91,170)	(54,890)
Other, net	(637)	(719)	3,256
Net change in assets and liabilities	25,963	11,901	(20,713)

Net cash provided by operating activities	60,840	4,217	26,188

Cash flows from investing activities:
Capital expenditures	(1,544)	(1,493)	(1,904)
Collection of loans to affiliates	88,656	-
Purchase of interest in subsidiaries	(575)	-
Other, net	-	-	(48)

Net cash provided (used) by investing activities	86,537	(1,493)	(1,952)

Cash flows from financing activities:
Indebtedness:
Borrowings	129,524	-	498,658
Deferred financing fees	(1,989)	-	(470,513)
Loans to affiliates	(209,524)	-	(8,890)
Dividends paid	(60,000)	-	(50,206)

Net cash used by financing activities	(141,989)	-	(30,951)

Net change during the year from operating investing and financing activities	5,388	2,724	(6,715)
Currency translation	347	615	357
Balance at beginning of year	548	6,283	9,622

Balance at end of year	$6,283	$9,622	$3,264

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Notes to Condensed Financial Information

Note 1 - Basis of presentation:

The accompanying financial statements of Kronos International, Inc. reflect our investment in subsidiaries on the equity method. The Consolidated Financial Statements of Kronos International, Inc. and the related Notes to Consolidated Financial Statements are incorporated herein by reference.

Note 2 - Investment in and advances to subsidiaries:

	December 31,
	2005	2006
	(In thousands)
Current:
Receivable from:
Kronos Titan GmbH (“TG”) - income taxes	$30,172	$44,593
Kronos Chemie GmbH - income taxes	582	1,399
Kronos Titan A/S	1,575	1,907
Kronos Europe S.A./N.V	1,721	1,805
Kronos Canada	1,716	1,407
Titania A/S	431	507
Other	13	53

	$36,210	$51,671
Payable to:
TG	32,833	27,621
KCH	1,826	3,447
Kronos (US), Inc.	-	54
Other	56	6

	$34,715	$31,128

	December 31,
	2005	2006
	(As adjusted)
	(In thousands)

Investment in:
TG	$278,854	$299,558
Kronos Denmark ApS (“KDK”)	163,201	179,445
Other	22,838	28,216

	$464,893	$507,219

	Years ended December 31,
	2004	2005	2006
	(As adjusted)
	(In thousands)

Equity in income from continuing operations of subsidiaries:
TG	$40,937	$52,254	$17,144
KDK	23,429	35,875	33,727
Other	1,254	3,041	4,019

	$65,620	$91,170	$54,890
Note 3 - Long-term debt:

	December 31,
	2005	2006
	(In thousands)

Long-term debt:
8.875% Senior Secured Notes	$449,298	$-
6.5% Senior Secured Notes	-	525,003

	449,298	525,003
Less current maturities	-	-

	$449,298	$525,003

Senior Secured Notes - On April 11, 2006, we issued an aggregate of euro 400 million principal amount of new 6.5% Senior Secured Notes due April 2013, at 99.306% of their principal amount ($498.5 million when issued). These Senior Secured Notes are collateralized by a pledge of 65% of the common stock or other ownership interests of certain of our first-tier operating subsidiaries. Such operating subsidiaries are Kronos Titan GmbH, Kronos Denmark ApS, Kronos Limited and Societe Industrielle Du Titane, S.A. We issued the 6.5% Notes pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts our ability and that of our subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of the assets of these subsidiaries to another entity. At our option, we may redeem the 6.5% notes on or after October 15, 2009 at redemption prices ranging from 103.25% of the principal amount, declining to 100% on or after October 15, 2012. In addition, on or before April 15, 2009, we may redeem up to 35% of the 6.5% Notes with the net proceeds of a qualified public equity offering at 106.5% of the principal amount. In the event of a change of control, as defined, we would be required to make an offer to purchase the 6.5% Notes at 101% of the principal amount. We would also be required to make an offer to purchase a specified portion of the 6.5% Notes at par value in the event we generate a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period. At December 31, 2006, the estimated market price of the 6.5% Notes was approximately euro 970 per euro 1,000 principal amount. At December 31, 2006, the carrying amount of the 6.5% Notes includes euro 2.5 million ($3.3 million) of unamortized original issue discount.

       We used the proceeds from the 6.5% Notes to fund the May 2006 redemption of our 8.875% Senior Secured Notes at 104.437% of the aggregate principal amount of euro 375 million for an aggregate of $491.4 million, including the $20.9 million call premium. We recognized a $22.3 million pre-tax interest charge in the second quarter of 2006 related to the prepayment of the 8.875% Notes, consisting of the call premium on the 8.875% Notes and the write-off of deferred financing costs and unamortized premium related to the notes.

KRONOS TITAN GMBH AND SUBSIDIARIES

Index of Consolidated Financial Statements

Financial Statements	Pages

Report of Independent Registered Public Accounting Firm	FA-2

Consolidated Balance Sheets -
December 31, 2005 (As adjusted); and December 31, 2006	FA-3

Consolidated Statements of Income -
Years ended December 31, 2004 and 2005 (As adjusted); and
Year ended December 31, 2006	FA-5

Consolidated Statements of Comprehensive Income (Loss) -
Years ended December 31, 2004 and 2005 (As adjusted); and
Year ended December 31, 2006	FA-6

Consolidated Statements of Owner’s Equity -
Years ended December 31, 2004 and 2005 (As adjusted); and
Year ended December 31, 2006	FA-7

Consolidated Statements of Cash Flows -
Years ended December 31, 2004 and 2005 (As adjusted); and
Year ended December 31, 2006	FA-8

Notes to Consolidated Financial Statements	FA-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Owner of Kronos Titan GmbH:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income (loss), owner’s equity and cash flows present fairly, in all material respects, the financial position of Kronos Titan GmbH and its subsidiaries at December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 14 to the consolidated financial statements, the Company changed the manner in which it accounts for planned major maintenance expense and the manner in which it accounts for pension and other postretirement benefit obligations in 2006.

PricewaterhouseCoopers LLP

Dallas, Texas
March 13, 2007

KRONOS TITAN GMBH AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2006

(In thousands)

ASSETS	2005	2006
	(As adjusted)
Current assets:
Cash and cash equivalents	$50,765	$43,780
Accounts and notes receivable	73,059	92,595
Receivable from affiliates	43,021	30,327
Refundable income taxes	14,695	23,607
Inventories	113,677	118,696
Prepaid expenses	1,629	2,100

Total current assets	296,846	311,105

Other assets:
Unrecognized net pension obligations	3,000	-
Deferred income taxes	47,044	49,758
Other	808	742

Total other assets	50,852	50,500

Property and equipment:
Land	13,460	15,406
Buildings	101,151	114,367
Machinery and equipment	434,895	502,520
Construction in progress	9,853	7,534

	559,359	639,827

Less accumulated depreciation and amortization	332,840	387,630

Net property and equipment	226,519	252,197

	$574,217	$613,802

KRONOS TITAN GMBH AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

December 31, 2005 and 2006

(In thousands)

LIABILITIES AND OWNERS’ EQUITY	2005	2006
	(As adjusted)

Current liabilities:
Accounts payable and accrued liabilities	$70,797	$57,577
Payables to affiliates	75,447	87,206
Deferred income taxes	3,961	1,508

Total current liabilities	150,205	146,291

Noncurrent liabilities:
Note payable to affiliate	11,239	-
Accrued pension cost	120,872	157,597
Other	13,047	10,356

Total noncurrent liabilities	145,158	167,953

Owner’s equity:
Subscribed capital	12,496	12,496
Paid in capital	227,037	228,605
Retained earnings	43,027	37,049
Accumulated other comprehensive income (loss):
Currency translation	69,155	110,572
Defined benefit pension plans	(72,861)	(89,164)

Total owner’s equity	278,854	299,558

	$574,217	$613,802

Commitments and contingencies (Notes 6, 7 and 12)

See accompanying notes to consolidated financial statements.

KRONOS TITAN GMBH AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2004, 2005 and 2006

(In thousands)

	2004	2005	2006
	(As adjusted)

Net sales	$552,216	$584,219	$641,212
Cost of sales	451,956	462,497	535,425

Gross margin	100,260	121,722	105,787

Selling, general and administrative expense	47,824	50,140	52,707
Other operating income (expense):
Currency transaction gains (losses), net	(2,533)	3,906	(3,736)
Disposition of property and equipment	(293)	(1,080)	(1,489)

Income from operations	49,610	74,408	47,855

Other income (expense):
Trade interest income	949	733	1,907
Interest and other income from affiliates	8,813	13,224	6,672
Interest and other expense to affiliates	(304)	(791)	(1,375)
Interest expense	(651)	(595)	(272)

Income before income taxes	58,417	86,979	54,787

Provision for income taxes	17,480	34,725	37,643

Net income	$40,937	$52,254	$17,144

See accompanying notes to consolidated financial statements.

KRONOS TITAN GMBH AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2004, 2005 and 2006

(In thousands)

	2004	2005	2006
	(As adjusted)

Net income	$40,937	$52,254	$17,144

Other comprehensive income (loss), net of tax:
Defined benefit pension plans	4,400	(53,451)	3,355
Currency translation adjustment	36,538	(43,191)	41,417

Total other comprehensive income	40,938	(96,642)	44,772

Comprehensive income (loss)	$81,875	$(44,388)	$61,916

See accompanying notes to consolidated financial statements.

KRONOS TITAN GMBH AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OWNER’S EQUITY

Years ended December 31, 2004, 2005 and 2006

(In thousands)

				Accumulated other
				Comprehensive
	Owners’ Equity		Retained	income (loss)
	Subscribed	Paid-in	earnings	Currency	Pension
	capital	capital	(deficit)	translation	plans	Total
			(As adjusted)	(As adjusted)		(As adjusted)

Balance at December 31, 2003:
As previously reported	$12,496	$376,634	$-	$75,524	$(23,810)	$440,844
Change in accounting principle	-	-	499	284	-	783

Balance as adjusted	12,496	376,634	499	75,808	(23,810)	441,627

Net income*	-	-	40,937	-	-	40,937
Dividends paid	-	-	(50,663)	-	-	(50,663)
Other comprehensive income, net of tax*	-	-	-	36,538	4,400	40,938
Noncash capital transaction	-	(149,597)	-	-	-	(149,597)

Balance at December 31, 2004*	12,496	227,037	(9,227)	112,346	(19,410)	323,242

Net income*	-	-	52,254	-	-	52,254
Other comprehensive income, net of tax*	-	-	-	(43,191)	(53,451)	(96,642)

Balance at December 31, 2005*	12,496	227,037	43,027	69,155	(72,861)	278,854

Net income	-	-	17,144	-	-	17,144
Dividends paid	-	-	(23,122)	-	-	(23,122)
Noncash capital transaction	-	1,568	-	-	-	1,568
Other comprehensive income, net of tax	-	-	-	41,417	3,355	44,772
Adoption of SFAS No. 158	-	-	-	-	(19,658)	(19,658)

Balance at December 31, 2006	$12,496	$228,605	$37,049	$110,572	$(89,164)	$299,558
_____________________
*As adjusted

See accompanying notes to consolidated financial statements.

KRONOS TITAN GMBH AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2004, 2005 and 2006

(In thousands)

	2004	2005	2006
	(As adjusted)

Cash flows from operating activities:
Net income	$40,937	$52,254	$17,144
Depreciation, depletion and amortization	23,583	20,980	20,637
Noncash interest expense	200	141	98
Deferred income taxes	6,151	9,467	5,112
Net loss from disposition of property and equipment	293	1,080	1,489
Pension, net	(4,540)	(3,328)	(326)
Other, net	167	155	(422)
Change in assets and liabilities:
Accounts and notes receivable	(3,205)	(9,294)	(8,080)
Inventories	5,837	(26,334)	7,897
Prepaid expenses	559	(144)	(84)
Accounts payable and accrued liabilities	13,751	5,351	(7,824)
Income taxes	126,599	(13,859)	(11,276)
Accounts with affiliates	(82,855)	29,420	24,714
Other noncurrent assets	(146)	109	52
Other noncurrent liabilities	(5,334)	(713)	(4,316)

Net cash provided by operating activities	121,997	65,285	44,815

Cash flows from investing activities - capital expenditures	(20,396)	(22,896)	(22,199)

Cash flows from financing activities:
Indebtedness:
Borrowings	49,984	-	-
Principal payments	(49,984)	-	-
Loans from affiliates:
Loans	11,597	4,860	-
Repayments	(88,656)	-	(10,919)
Dividends paid	-	-	(23,122)
Cash distributions	(50,663)	-	-

Net cash provided (used) by financing activities	(127,722)	4,860	(34,041)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(26,121)	47,249	(11,425)
Currency translation	1,706	(2,928)	4,440
Balance at beginning of year	30,859	6,444	50,765

Balance at end of year	$6,444	$50,765	$43,780

Supplemental disclosures:
Cash paid (received) for:
Interest	$626	$516	$170
Income taxes	(132,629)	6,517	25,423

See accompanying notes to consolidated financial statements.

KRONOS TITAN GMBH AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

Kronos Titan GmbH is a wholly-owned subsidiary of Kronos International, Inc. (“KII”). KII is a wholly-owned subsidiary of Kronos Worldwide, Inc. (“Kronos”). At December 31, 2006, (i) Valhi, Inc. held approximately 57% of Kronos’ common stock and NL Industries, Inc. held an additional 36% of the outstanding common stock of Kronos, (ii) Valhi owned 83% of NL’s outstanding common stock and (iii) Contran Corporation and its subsidiaries held approximately 92% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of such companies.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to Kronos Titan GmbH and its subsidiaries, taken as a whole.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), with the U.S. dollar as the reporting currency. We also prepare financial statements on other bases, as required in Germany.

In 2004, we forgave a $150 million receivable from KII. In 2006, KII made a capital contribution to us in the form of shares of Kronos World Services (“KWS”) common stock. At the date of contribution, the net assets of KWS were approximately $1.5 million. These transactions are reflected as a noncash capital transactions in the accompanying Consolidated Statement of Owner’s Equity.

We are not a registrant with the U.S. Securities and Exchange Commission and therefore are not subject to the SEC’s periodic reporting requirements, except as may be required by Rule 3-16 of Regulation S-X.

Note 2 - Summary of significant accounting policies:

Management’s estimates. In preparing our financial statements in conformity with GAAP we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results may differ from previously-estimated amounts under different assumptions or conditions.

Principles of consolidation. Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. We have eliminated all material intercompany accounts and balances. We have no involvement with any variable interest entity covered by the scope of FASB Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as amended as of March 31, 2004.

Translation of foreign currencies. Our functional currency is the euro. We translate our assets and liabilities to U.S. dollars at year-end rates of exchange, while we translate revenues and expenses at weighted average exchange rates prevailing during the year. Resulting translation adjustments are included in other comprehensive income (loss), net of related income taxes, if applicable. Currency transaction gains and losses are recognized in income currently.

Derivatives and hedging activities.  We recognize derivative instruments as either assets or liabilities and measure them at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. We recognize the change in the fair value of derivatives either in net income or other comprehensive income depending on the intended use of the derivative.

Cash equivalents. We classify bank deposits with original maturities of three months or less as cash equivalents.

Accounts receivable. We provide an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of the accounts.

Property and equipment and depreciation. We state property and equipment at cost. We compute depreciation of property and equipment for financial reporting purposes principally by the straight-line method over the estimated useful lives of ten to 40 years for buildings and three to 20 years for equipment. We use accelerated depreciation methods for income tax purposes, as permitted. Upon sale or retirement of an asset, we remove cost and accumulated depreciation from the accounts and recognize any gain or loss in income currently.

We expense expenditures for maintenance, repairs and minor renewals (including planned major maintenance), while we capitalize expenditures for major improvements.

We capitalize interest costs related to major long-term capital projects and renewals as a component of construction costs. Interest costs capitalized were not significant in 2004, 2005 or 2006.

When events or changes in circumstances indicate that assets may be impaired, we perform an evaluation to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. We consider all relevant factors. We perform the impairment test by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required. We assess impairment of other long-lived assets (such as property and equipment and mining properties) in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Long-term debt. We state long-term debt net of any unamortized original issue premium or discount. We classify amortization of deferred financing costs as interest expense, and compute it using the interest method over the term of the applicable issue.

Employee benefit plans. Accounting and funding policies for retirement plans are described in Note 8.

Income taxes. We are subject to the German corporation tax, with a statutory rate of 25%, in addition to solidarity-surcharge of 5.5% of corporate income tax and trade income taxes. We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets that we believe does not meet the “more-likely-than-not” recognition criteria. See Note 7. We are included in KII’s Organschaft.

Net sales. We record net sales when products are shipped and title and other risks and rewards of ownership have passed to the customer, or when services are performed. Shipping terms of products shipped are generally FOB shipping point. We include amounts charged to customers for shipping and handling in net sales. We state sales net of price, early payment and distributor discounts and volume rebates. We report any tax assessed by a governmental authority that we collect from our customers that is both imposed on and concurrent with our revenue-producing activities (such as sales, use, value added and excise taxes) on a net basis (meaning we do not recognize these taxes either in our revenues or in our costs and expenses).

Inventories and cost of sales. We state inventories at the lower of cost (principally average cost) or market, net of allowance for obsolete or slow-moving inventories. We remove amounts from inventories at average cost. Cost of sales includes costs for materials, packaging and finishing, utilities, salary and benefits, maintenance and depreciation.

Selling, general and administrative expenses; shipping and handling costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, shipping and handling, research and development, legal and administrative functions, such as accounting, treasury and finance, and includes costs for salary and benefits, travel and entertainment, promotional materials and professional fees.  Shipping and handling costs are included in selling, general and administrative expense and were $22.3 million in 2004, $23.1 million in 2005 and $25.8 million in 2006. Advertising costs are expensed as incurred and were approximately $300,000 in each of 2004, 2005 and 2006.

Note 3 - Accounts and notes receivable:

	December 31,
	2005	2006
	(In thousands)

Trade receivables	$69,019	$85,011
Recoverable VAT and other receivables	5,189	8,794
Allowance for doubtful accounts	(1,149)	(1,210)

	$73,059	$92,595

Note 4 - Inventories:

	December 31,
	2005	2006
	(In thousands)

Raw materials	$21,386	$18,117
Work in process	11,884	16,030
Finished products	65,242	65,524
Supplies	15,165	19,025

	$113,677	$118,696

Note 5 - Accounts payable and accrued liabilities:

	December 31,
	2005	2006
	(As adjusted)
	(In thousands)

Accounts payable	$39,206	$37,133
Accrued liabilities:
Employee benefits	16,632	5,301
Waste acid recovery	9,149	8,836
Other	5,810	6,307

	$70,797	$57,577

Note 6 - Long-term debt:

Credit Facility - We and certain of KII’s subsidiaries in Belgium, Norway and Denmark (Kronos Europe S.A./N.V.-“KEU”, Kronos Titan A/S - “TAS” and Titania A/S - “TIA,” Kronos Norge A/S, the parent company of TAS and TIA, and Kronos Denmark ApS, the parent company of Kronos Norge and KEU), referred to as the “Borrowers”, have a euro 80 million secured revolving credit facility that matures in June 2008. Borrowings may be denominated in euros, Norwegian kroners or U.S. dollars, and bear interest at the applicable interbank market rate plus 1.125%. The facility also provides for the issuance of letters of credit up to euro 5 million. The credit facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower. The credit facility contains certain restrictive covenants which, among other things, restrict the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. In addition, the credit facility contains customary cross-default provisions with respect to other debt and obligations of ours and our other subsidiaries. At December 31, 2006, no amounts were outstanding under the credit facility and the equivalent of $105.7 million was available for additional borrowing.

Senior Secured Notes - On April 11, 2006, KII (our parent company) issued an aggregate of euro 400 million principal amount of new 6.5% Senior Secured Notes due April 2013, at 99.306% of their principal amount ($498.5 million when issued). These 6.5% Notes are collateralized by a pledge of 65% of the common stock or other ownership interests of certain of their first-tier operating subsidiaries. Such operating subsidiaries are us, Kronos Denmark ApS, Kronos Limited and Societe Industrielle Du Titane, S.A. KII issued the 6.5% Notes pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts our ability and that of our subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of our assets or those or our subsidiaries to another entity. At our option, we may redeem the 6.5% Notes on or after October 15, 2009 at redemption prices ranging from 103.25% of the principal amount, declining to 100% on or after October 15, 2012. In addition, on or before April 15, 2009, we may redeem up to 35% of the Notes with the net proceeds of a qualified public equity offering at 106.5% of the principal amount. In the event of a change of control, as defined, we would be required to make an offer to purchase the 6.5% Notes at 101% of the principal amount. We would also be required to make an offer to purchase a specified portion of the 6.5% Notes at par value in the event we generate a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period. At December 31, 2006, the estimated market price of the 6.5% Notes was approximately euro 970 per euro 1,000 principal amount. At December 31, 2006, the carrying amount of the 6.5% Notes includes euro 2.5 million ($3.3 million) of unamortized original issue discount.

Under the cross-default provisions of the 6.5% Notes, the 6.5% Notes may be accelerated prior to their stated maturity if KII, us or any of our subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness). Under the cross-default provisions of the European Credit Facility, any outstanding borrowings under this facility may be accelerated prior to their stated maturity if the we or any borrowers default under any other indebtedness in excess of euro 5 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness). The European Credit Facility contains provisions that allow the lender to accelerate the maturity of the applicable facility in the event of a change of control, as defined, of the applicable borrower. In the event the cross-default provisions of either the 6.5% Notes or the European Credit Facility become applicable, and such indebtedness is accelerated, we would be required to repay such indebtedness prior to their stated maturity.

In April 2006, KII called all of its 8.875% Senior Secured Notes for redemption on May 11, 2006 at 104.437% of their aggregate principal amount of euro 375 million (an aggregate of $470.2 million at March 31, 2006 exchange rates). Funds for such redemption were provided by KII’s issuance of an aggregate of euro 400 million principal amount of new 6.5% Senior Secured Notes due April 2013, issued on April 11, 2006 at 99.306% of their principal amount. The new Senior Secured Notes were issued pursuant to an indenture that contains covenants, restrictions and collateral substantially identical to the covenants, restrictions and collateral of the 8.875% Senior Secured Notes.

Note 7 - Income taxes:

	Years ended December 31,
	2004	2005	2006
	(As adjusted)
	(In thousands)

Pretax income	$58,417	$86,979	$54,787

Expected tax expense	$15,422	$22,962	$14,464
Trade income tax	7,791	11,196	7,062
German tax refund	(2,508)	-	-
Assessment of prior year income taxes	-	-	15,483
Change in deferred income tax valuation allowance, net	(3,146)	-	-
Tax contingency reserve adjustment	-	1,387	81
Other, net	(79)	(820)	553

Income tax expense	$17,480	$34,725	$37,643

Provision for income taxes:
Current income tax expense	$11,329	$25,258	$32,531
Deferred income tax expense	6,151	9,467	5,112

	$17,480	$34,725	$37,643

Comprehensive provision (benefit) for income taxes allocable to:
Pretax income	$17,480	$34,725	$37,643
Other comprehensive loss - Defined benefit pension liabilities	(8,081)	(32,649)	4,220
Adoption of SFAS No. 158	-	-	(12,722)

	$9,399	$2,076	$29,141

The components of the net deferred tax liability are summarized below.

	December 31,
	2005		2006
	Assets	Liabilities	Assets	Liabilities
	(As Adjusted)

Tax effect of temporary differences relating to:
Inventories	$-	$(2,375)	$-	$(1,267)
Property and equipment	26,362	-	20,409	-
Pension asset	-	(24,398)	-	(27,114)
Accrued pension cost	47,420	-	57,827	-
Other taxable differences	-	(3,926)	-	(1,605)

Gross deferred tax assets (liabilities)	73,782	(30,699)	78,236	(29,986)

Reclassification, principally netting by tax jurisdiction	(26,738)	26,738	(28,478)	28,478

Net total deferred tax liabilities	47,044	(3,961)	49,758	(1,508)
Net current deferred tax liabilities	-	(3,961)	-	(1,508)

Net noncurrent deferred tax asset	$47,044	$-	$49,758	$-

We have no deferred income tax valuation allowance as of December 31, 2005 and 2006.

        In 2003, we were notified by the German Federal Fiscal Court (the “Court”) that the Court had ruled in our favor concerning a claim for refund suit in which we sought refunds of prior taxes paid during the periods 1990 through 1997. We were required to file amended tax returns with the German tax authorities in order to receive our refunds for such years, and all of such amended returns were filed during 2003. Such amended returns reflected an aggregate refund of taxes and related interest to us of euro 103.2 million ($123.0 million) and we recognized the benefit for these net funds in our 2003 results of operations. During 2004, we recognized a refund of euro 4.0 million ($5.3 million) related to additional net interest which has accrued on the outstanding refund amount. In 2004, we had received net refunds of euro 107.2 million ($135.4 million when received). All refunds relating from the periods 1990 to 1997 were received by December 31, 2004.

Tax authorities have examining certain of our income tax returns. Due to an unfavorable resolution of certain income tax audits, we recognized a $15.5 million provision for income taxes in 2006 related to adjustment to prior year income taxes. Other income tax examinations may occur, and we cannot guarantee that any tax matters will be resolved in our favor in view of the inherent uncertainties involved in settlement initiatives and court and tax proceedings. We believe that we have provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believe that the ultimate disposition of such examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Note 8 - Employee benefit plans:

We maintain a defined benefit pension plan and certain other benefits covering substantially all employees. Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods. At December 31, 2006, we expect to contribute the equivalent of approximately $12 million to our defined benefit pension plans during 2007.

The funded status of our defined benefit pension plan, the components of net periodic defined benefit pension cost and the rates used in determining the actuarial present value of benefit obligations are presented in the tables below. We use a September 30 measurement date for our defined benefit pension plan.

	December 31,
	2005	2006
	(In thousands)
Change in projected benefit obligations (“PBO”):
Benefit obligations at beginning of year	$232,308	$279,940
Service cost	3,742	3,139
Interest cost	10,540	11,684
Participant contributions	1,316	1,311
Actuarial losses	81,199	(11,189)
Benefits paid	(35,385)	(14,114)
Change in currency exchange rates	(13,780)	32,079

Benefit obligations at end of year	$279,940	$302,850

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$136,919	$122,029
Actual return on plan assets	4,596	7,045
Employer contributions	11,182	14,443
Participant contributions	1,316	1,311
Change in currency exchange rates	(18,204)	14,539
Benefits paid	(13,780)	(14,114)

Fair value of plan assets at end of year	$122,029	$145,253

Accumulated benefit obligations	$255,400	$258,654

Funded status at year end:
Plan assets less than PBO	$(157,911)	$(157,597)
Unrecognized actuarial loss	147,873	144,764
Unrecognized prior service cost	3,000	3,140

	$(7,038)	$(9,693)

Amounts recognized in the balance sheet:
Unrecognized net pension obligations	$3,000	$-
Accrued pension cost:
Current	(9,858)	-
Noncurrent	(120,872)	(157,597)
Accumulated other comprehensive loss	120,692	147,904

	$(7,038)	$(9,693)

The amounts shown in the table above for actuarial losses and prior service cost at December 31, 2005 and 2006 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates. These amounts will be recognized as components of our periodic defined benefit cost in future years. However, upon adoption of SFAS No. 158, the December 31, 2006 amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income. Of the amounts included in accumulated other comprehensive income as of December 31, 2006 related to our pension plans, we expect to recognize net actuarial losses of $6 million and prior service costs of $200,000 as a component of our net periodic pension expense during 2007.

The components of the net periodic defined benefit pension cost are set forth below.

	Years ended December 31,
	2004	2005	2006
	(In thousands)

Net periodic pension cost:
Service cost benefits	$3,289	$3,742	$3,139
Interest cost on PBO	10,558	10,540	11,684
Expected return on plan assets	(9,448)	(8,841)	(7,951)
Amortization of prior service cost	196	200	199
Amortization of net transition obligations	69	-	-
Recognized actuarial losses	782	1,644	6,172

	$5,446	$7,285	$13,243

The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2005 and 2006 are presented in the table below. Such weighted-average rates were determined using the projected benefit obligations at each date.

	December 31,
Rate	2005	2006

Discount rate	4.0%	4.5%
Increase in future compensation levels	2.8%	3.0%

The weighted-average rate assumptions used in determining the net periodic pension cost for 2004, 2005 and 2006 are presented in the table below. The weighted-average discount rate and the weighted-average increase in future compensation levels were determined using the projected benefit obligations at the beginning of each year, and the weighted-average long-term return on plan assets was determined using the fair value of plan assets at the beginning of each year.

	Years ended December 31,
	2004	2005	2006
Rate

Discount rate	5.3%	5.0%	4.0%
Increase in future compensation levels	2.8%	2.8%	2.8%
Long-term return on plan assets	6.5%	6.0%	5.5%

Plan assets are comprised primarily of investments in corporate equity and debt securities, short-term investments, mutual funds and group annuity contracts.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive advice about appropriate long-term rates of return from third-party actuaries. The composition of our plan assets is established to satisfy the requirements of the German insurance commissioner. The plan asset allocation at December 31, 2006 was 23% to equity managers, 48% to fixed income managers, 14% to real estate and 15% to other (2005 - 23%, 48%, 14% and 15%, respectively).

We regularly review our actual asset allocation for each of our plans, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

Variances from actuarially assumed rates will change the actuarial valuation of accrued pension liabilities, pension expense and funding requirements in future periods.

We expect future benefits paid from all defined benefit pension plans to be as follows:

Years ending December 31,	Amount
(In thousands)
2007	$13,486
2008	13,541
2009	11,827
2010	11,980
2011	12,064
2012 to 2016	62,614

New accounting standard. We account for our defined benefit pension plans using SFAS No. 87, Employer’s Accounting for Pensions, as amended, and we account for our OPEB plans under SFAS No. 106, Employers Accounting for Postretirement Benefits other than Pensions, as amended. In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  SFAS No. 158, which further amended SFAS Nos. 87 and 106, requires us to recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension and postretirement benefit plans on our Consolidated Balance Sheets.  This standard does not change the existing recognition and measurement requirements that determine the amount of periodic benefit cost we recognize in net income. We adopted the asset and liability recognition and disclosure requirements of this standard effective December 31, 2006 on a prospective basis, in which we recognized through other comprehensive income all of our prior unrecognized gains and losses and prior service costs or credits, net of tax, as of December 31, 2006. We will recognize all future changes in the funded status of these plans through comprehensive income, net of tax. These future changes will be recognized either in net income, to the extent they are reflected in periodic benefit cost, or through other comprehensive income.  In addition, we currently use September 30 as a measurement date for our defined benefit pension plans, but under this standard we will be required to use December 31 as the measurement date. The measurement date requirement of SFAS No. 158 will become effective for us by the end of 2008 and provides two alternate transition methods; we have not yet determined which transition method we will select.

Adopting this standard had the following effects on our Consolidated Financial Statements as of December 31, 2006:

	Before application of SFAS No. 158	Adjustments	After application of SFAS No. 158
	(In thousands)

Assets:
Current deferred income tax asset	$3,046	$(3,046)	$-
Total current assets	314,151	(3,046)	311,105
Net pension asset	3,140	(3,140)	-
Noncurrent deferred income tax asset	32,482	17,276	49,758
Total other assets	42,697	14,136	56,833
Total assets	609,045	11,090	620,135

Liabilities:
Current accrued pension costs	11,590	(11,590)	-
Current deferred income taxes	-	1,508	1,508
Total current liabilities	156,373	(10,082)	146,291
Noncurrent accrued pension costs	116,767	40,830	157,597
Total noncurrent liabilities	127,123	40,830	167,953

Owner’s equity:
Accumulated other comprehensive income - minimum pension liability	(69,506)	69,506	-
Accumulated other comprehensive income - defined benefit pension plans		(89,164)	(89,164)
Total accumulated other comprehensive income	41,066	(19,658)	21,408
Total stockholders’ equity	325,549	(19,658)	305,891
Total liabilities and stockholders’ equity	609,045	11,090	620,135

Note 9 - Other noncurrent liabilities:

	December 31,
	2005	2006
	(In thousands)

Employee benefits	$3,842	$4,149
Insurance claims expense	1,124	1,319
Other	8,081	4,888

	$13,047	$10,356

Note 10 - Related party transactions:

We may be deemed to be controlled by Harold C. Simmons. See Note 1. Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, tax sharing agreements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly held minority equity interest in another related party. While no transactions of the type described above are planned or proposed with respect to us other than as set forth in these financial statements, we from time to time consider, review and evaluate such transactions and understand that Contran, Valhi, NL, Kronos, KII and related entities consider, review and evaluate, such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future.

We are party to services and cost sharing agreements among several of our affiliates, including Kronos, whereby they provide us with certain management, financial, insurance and administrative services on a fee basis. Our expense was approximately $7.8 million in 2004, $7.9 million in 2005 and $6.3 million in 2006 related to these services and costs.

We charge affiliates for certain management, financial and administrative services costs, which totaled approximately $4.4 million in 2004, $4.8 million in 2005 and $4.5 million in 2006. These charges to affiliates were reflected primarily as a reduction of selling, general and administrative expense.

Tall Pines Insurance Company and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including KII, Kronos and us. Tall Pines and EWI are subsidiaries of Valhi. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker. The aggregated premiums we paid to Tall Pines and EWI were $4.0 million, $3.5 million and $3.5 million in 2004, 2005 and 2006, respectively. These amounts principally included payments for insurance, but also included commissions paid to Tall Pines and EWI. Tall Pines purchases reinsurance for substantially all of the risks it underwrites. We expect that these relationships with Tall Pines and EWI will continue in 2007.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies. With respect to certain of such policies, it is possible that unusually large losses incurred by one or more insureds during a given policy period could leave the other participating companies without adequate coverage under that policy for the balance of the policy period. As a result, Contran and certain of its subsidiaries and its affiliates, including Kronos, have entered into a loss sharing agreement under which any uninsured loss is shared by those entities who have submitted claims under the relevant policy. We believe the benefits in the form of reduced premiums and broader coverage associated with the group coverage for such policies justifies the risk associated with the potential for uninsured loss.

We purchase from and sell to our affiliates a significant amount of titanium dioxide pigments (“TiO2”). Sales of TiO2 to our affiliates was $133.4 million in 2004, $154.0 million in 2005 and $167.6 million in 2006. Purchases of TiO2 from our affiliates was $53.9 million in 2004, $55.3 million in 2005 and $68.1 million in 2006.

Kronos purchases the rutile and slag feedstock we use a raw material in our chloride process TiO2 facility. We purchase such feedstock from Kronos for an amount equal to the amount paid by KUS to the third-party supplier plus a 2.5% administrative fee. Such feedstock purchases were $66.7 million in 2004, $72.3 million in 2005 and $72.2 million in 2006.

We sell water treatment chemicals (derived from co-products of the TiO2 production processes) to KII. Such water treatment chemical sales were $16.1 million in 2004, $18.8 million in 2005 and $19.9 million in 2006.

We purchase ilmenite (sulfate feedstock) from our Norwegian affiliate on a year-to-year basis. Such feedstock purchases were $17.4 million in 2004, $21.4 million in 2005 and $21.8 million in 2006.

We are party to an accounts receivable factoring agreement with certain European affiliates of ours pursuant to which these affiliates factored their export accounts receivable without recourse to us for a fee of 0.85%. Upon non-recourse transfer from these affiliates, we assume all risk pertaining to the factored receivables, including, but not limited to, exchange control risks, risks pertaining to the bankruptcy of a customer and risks related to late payments. Export receivables purchased by us during 2004, 2005 and 2006 aggregated $120 million, $124 million and $125 million, respectively.

Net amounts currently receivable from (payable to) affiliates are summarized in the following table.

	December 31,
	2005	2006
	(In thousands)

Receivable from:
KII	$32,833	$27,621
Other affiliates	10,188	2,706

	$43,021	$30,327

Current payable to:
KII - income taxes	$30,173	$44,593
TIA	25,090	25,382
Other affiliates	20,184	17,231

	$75,447	$87,206

Noncurrent payables to KDK	$11,239	$-

Our current receivable from affiliates generally relate to product sales and services rendered. Our current payable to affiliates generally relate to raw material purchases, accounts receivable factoring and services received.

In 2006, we repaid $10.9 million of our note payable to with KDK. The remaining $.3 million was reclassified to payable to affiliates.

We loaned our Norwegian affiliate euro 4 million ($5.4 million) during 2004. This note receivable bore interest at 3.1% and was repaid in 2005.

Included in other affiliate income and other affiliate expense was other affiliate interest income/expense, factoring fees and service fees.

Note 11 - NL common stock options held by our employees:

At December 31, 2006, our employees held options to purchase approximately 9,000 shares of NL common stock, which are exercisable at various dates through 2010 (approximately 4,000) at an exercise of $5.63 per share, and exercisable at various dates through 2011 (approximately 5,000) at an exercise price of $11.49 per share.

Note 12 - Commitments and contingencies:

Environmental, product liability and litigation matters. Our operations are governed by various environmental laws and regulations. Certain of our operations are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of ours have the potential to cause environmental or other damage. We have implemented and continue to implement various policies and programs in an effort to minimize these risks. Our policy is to maintain compliance with applicable environmental laws and regulations at all of our facilities and to strive to improve our environmental performance. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances. We believe all of our plants are in substantial compliance with applicable environmental laws.

Concentrations of credit risk. Sales of TiO2 accounted for more than 96% of our sales during each of 2004, 2005 and 2006. The remaining sales result from the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper, as well as fibers, rubber, ceramics, inks and cosmetics markets. Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. We sell TiO2 to over 1,000 customers, with the top ten external customers approximating 22% of net sales in 2004 and 21% of net sales in 2005 and 2006. Approximately 78% of our TiO2 sales by volume were to Europe in 2004 and 2005 and 79% in 2006. Approximately 7% in each of 2004, 2005 and 2006 of sales by volume were to North America.

Operating leases. We lease various manufacturing facilities and equipment pursuant to operating leases. Most of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases management expects that, in the normal course of business, leases will be renewed or replaced by other leases.

We lease the land under our Leverkusen TiO2 production facility pursuant to a lease with Bayer AG that expires in 2050. The Leverkusen facility itself, which we own and which represents approximately two-thirds of our current TiO2 production capacity, is located within the lessor's extensive manufacturing complex. We periodically establish the amount of rent for the land lease associated with the Leverkusen facility by agreement with Bayer for periods of at least two years at a time. The lease agreement provides for no formula, index or other mechanism to determine changes in the rent for such land lease; rather, any change in the rent is subject solely to periodic negotiation between us and Bayer. We recognize any change in the rent based on such negotiations as part of lease expense starting from the time such change is agreed upon by both parties, as any such change in the rent is deemed “contingent rentals” under GAAP. Under a separate supplies and services agreement expiring in 2011, the lessor provides some raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility.

Net rent expense aggregated $4 million in each of 2004, 2005 and 2006. At December 31, 2006, minimum rental commitments under the terms of noncancellable operating leases were as follows:

Years ending December 31,	Amount
(in thousands)

2007	$2,528
2008	1,979
2009	1,821
2010	1,500
2011	1,105
2012 and thereafter	19,859

$28,792

Approximately $22.0 million of the $28.8 million aggregate future minimum rental commitments at December 31, 2006 relates to our Leverkusen facility lease discussed above. The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2006. As discussed above, any change in the rent is based solely on negotiations between us and Bayer, and any such change in the rent is deemed “contingent rentals” under GAAP which is excluded from the future minimum lease payments disclosed above.

Purchase commitments. KUS has long-term supply contracts that provide for certain affiliates’ chloride feedstock requirements through 2010. We purchase chloride feedstock underlying these long-term supply contracts from KUS. The agreements require KUS to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $776 million at December 31, 2006.

Note 13 - Financial instruments:

Summarized below is the estimated fair value and related net carrying value of our financial instruments.

	December 31,
	2005		2006
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In millions)

Cash and cash equivalents	$50.8	$50.8	$43.8	$43.8

Note payable to affiliate	11.2	11.2	-	-

We periodically use interest rate swaps, currency swaps and other types of contracts to manage interest rate and foreign exchange risk with respect to financial assets or liabilities. We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate doing so in the future. We were not a party to any such contracts during 2004, 2005 and 2006.

Other than as described above, we were not a party to any material derivative financial instruments during 2004, 2005 or 2006. There was no impact on our financial statements from adopting SFAS No. 133.

Note 14- Recent accounting pronouncements:

Variable interest entities. We complied with the consolidation requirements of FASB Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” as amended, as of March 31, 2004. We do not have any involvement with any variable interest entity (as that term is defined in FIN No. 46R) covered by the scope of FIN No. 46R that would require us to consolidate such entity under FIN No. 46R which had not already been consolidated under prior applicable GAAP, and therefore the impact to us of adopting the consolidation requirements of FIN No. 46R was not material.

Inventory Costs.  Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, became effective for us for inventory costs incurred on or after January 1, 2006. SFAS No. 151 requires that the allocation of fixed production overhead costs to inventory be based on normal capacity of the production facilities, as defined by SFAS No. 151. SFAS No. 151 also clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material, requiring those items be recognized as current-period charges. Our existing production cost policies complied with the requirements of SFAS No. 151, therefore the adoption of SFAS No. 151 did not affect our Consolidated Financial Statements.

Stock options. We adopted the fair value provisions of SFAS No. 123R, Share-Based Payment, on January 1, 2006, using the modified prospective application method. SFAS No. 123R, among other things, requires the cost of employee compensation paid with equity instruments to be measured based on the grant-date fair value. That cost is then recognized over the vesting period. Using the modified prospective method, we will apply the provisions of the standard to all new equity compensation granted after January 1, 2006 and any existing awards vesting after January 1, 2006. We have not issued any stock options to purchase Kronos common stock. However, certain of our employees have been granted options by NL to purchase NL common stock. The number of non-vested equity awards issued by NL at December 31, 2005 was not material. Prior to the adoption of SFAS No. 123R we accounted for equity compensation in accordance with APBO No. 25, Accounting for Stock Issued to Employees. Our affiliate NL accounted for their equity awards under the variable accounting method whereby the equity awards were revalued based on the current trading price at each balance sheet date. We now account for these awards using the liability method under SFAS No. 123R, which is substantially identical to the variable accounting method we previously used. We recorded compensation expense of $167,000 in 2004, and compensation income of $74,000 in 2005 and $27,000 in 2006 for stock-based employee compensation. If we grant a significant number of equity awards or modify, repurchase or cancel existing equity awards in the future, the amount of equity compensation expense in our Consolidated Financial Statements could be material.

Planned Major Maintenance Activities. We adopted FSP No. AUG AIR-1 effective December 31, 2006. Accordingly, we have retroactively adjusted our Consolidated Financial Statements to reflect the direct expense method of accounting for planned major maintenance (a method permitted under this standard). The effect of adopting this standard on our previously reported Consolidated Financial Statements is summarized in the tables below.

	Years ended December 31,
	2004	2005
	(In thousands, except per share amounts)
Increase (decrease) in:
Cost of sales (repairs and maintenance expense)	$68	$(61)
Provision (benefit) for income taxes	(27)	40
Net income	(41)	21

Other comprehensive income - foreign currency	66	(92)
Total comprehensive income	25	(71)

December 31, 2005
(In thousands)

Decrease in accrued maintenance costs	$1,190
Increase in current deferred income tax	453
Increase in retained earnings	479
Increase in accumulated other comprehensive loss - foreign currency	258
Increase in total owner’s equity	737

        Pension and OPEB plans. We adopted the asset and liability recognition and disclosure requirements of SFAS No. 158 effective December 31, 2006. See Note 8.

       Quantifying Financial Statement Misstatements. In the third quarter of 2006 the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 expressing their views regarding the process of quantifying financial statement misstatements.  The SAB is effective for us as of December 31, 2006.  According to SAB 108 both the “rollover” and “iron curtain” approaches must be considered when evaluating a misstatement for materiality.  This is referred to as the “dual approach.”  For companies that have previously evaluated misstatements under one, but not both, of these methods, SAB 108 provides companies with a one-time option to record the cumulative effect of their prior unadjusted misstatements in a manner similar to a change in accounting principle in their 2006 annual financial statements if (i) the cumulative amount of the unadjusted misstatements as of January 1, 2006 would have been material under the dual approach to their annual financial statements for 2005 or (ii) the effect of correcting the unadjusted misstatements during 2006 would cause those annual financial statements to be materially misstated under the dual approach.  The adoption of SAB 108 did not have a material effect on our previously reported consolidated financial position or results of operations.

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which became effective for us on January 1, 2008. SFAS No. 157 generally provides a consistent, single fair value definition and measurement technique for GAAP pronouncements. SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods. We will be required to ensure all of our fair value measurements are in compliance with SFAS No. 157 on a prospective basis beginning in the first quarter of 2008. In addition, we will be required to expand our disclosures regarding the valuation methods and level of inputs we utilize in the first quarter of 2008. The adoption of this standard is not expected to have a material effect on our Consolidated Financial Statements.

Uncertain Tax Positions.  In the second quarter of 2006 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertain Tax Positions, which became effective for us on January 1, 2007.  FIN 48 clarifies when and how much of a benefit we can recognize in our Consolidated Financial Statements for certain positions taken in our income tax returns under SFAS No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves. Among other things, FIN 48 will prohibit us from recognizing the benefit~~s~~ of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.  FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard.  Our current income tax accounting policies comply with this aspect of the new standard.  We will also be required to reclassify any reserves we have for uncertain tax positions from deferred income tax liabilities, where they are currently recognized, to a separate current or noncurrent liability, depending on the nature of the tax position. In January 2007, the FASB indicated that they will issue clarifying guidance regarding certain aspects of the new standard by the end of March 2007. We are still in the process of evaluating the impact FIN 48 will have on our consolidated financial position and results of operations, and do not expect we will complete that evaluation until the FASB issues their clarifying guidance.

Fair Value Option. In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits companies to chose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income. The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not to only specified risks or cash flows or a portion of the instrument. Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity. An investment accounted for by the equity method is an eligible item. The specified election dates include the date we first recognize the eligible item, the date we enter into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for us. If we elect to measure eligible items at fair value under the standard, we would be required to present certain additional disclosures for each item we elect. SFAS No. 159 becomes effective for us on January 1, 2008, although we may apply the provisions earlier on January 1, 2007 if, among other things, we also adopt SFAS No. 157 on January 1, 2007 and elect to adopt SFAS No. 159 by April 30, 2007. We have not yet determined when we will choose to have SFAS No. 159 first become effective for us, nor have we determined which, if any, of our eligible items we will elect to be measured at fair value under the new standard. Therefore, we are currently unable to determine the impact, if any, this standard will have on our consolidated financial position or results of operations.

KRONOS DENMARK APS AND SUBSIDIARIES

Index of Consolidated Financial Statements

Financial Statements

Report of Independent Registered Public Accounting Firm	FB-2

Consolidated Balance Sheets -	FB-3
December 31, 2005 (As adjusted); and December 31, 2006

Consolidated Statements of Income -
Years ended December 31, 2004 and 2005 (As adjusted); and
Year ended December 31, 2006	FB-5

Consolidated Statements of Comprehensive Income -
Years ended December 31, 2004 and 2005 (As adjusted); and
Year ended December 31, 2006	FB-6

Consolidated Statements of Stockholder’s Equity -
Years ended December 31, 2004 and 2005 (As adjusted); and
Year ended December 31, 2006	FB-7

Consolidated Statements of Cash Flows -
Years ended December 31, 2004 and 2005 (As adjusted); and
Year ended December 31, 2006	FB-8

Notes to Consolidated Financial Statements	FB-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Kronos Denmark ApS:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Kronos Denmark ApS and its subsidiaries at December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 15 to the consolidated financial statements, the Company changed the manner in which it accounts for planned major maintenance expense and the manner in which it accounts for pension and other postretirement benefit obligations in 2006.

PricewaterhouseCoopers LLP

Dallas, Texas
March 13, 2007

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2006

(In thousands, except share data)

ASSETS	2005	2006

Current assets:
Cash and cash equivalents	$1,042	$3,544
Restricted cash	1,355	1,480
Accounts and notes receivable	17,319	20,093
Receivable from affiliates	27,493	39,670
Refundable income taxes	205	-
Inventories	69,506	74,960
Prepaid expenses	900	1,641

Total current assets	117,820	141,388

Other assets:
Note receivable from affiliate	11,239	-
Other	6,153	3,145

Total other assets	17,392	3,145

Property and equipment:
Land	16,829	18,880
Buildings	36,995	41,613
Machinery and equipment	176,849	201,699
Mining properties	68,163	82,140
Construction in progress	1,964	7,796

	300,800	352,128
Less accumulated depreciation and amortization	188,090	219,296

Net property and equipment	112,710	132,832

	$247,922	$277,365

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

December 31, 2005 and 2006

(In thousands, except share data)

LIABILITIES AND STOCKHOLDER’S EQUITY	2005	2006
	(As adjusted)

Current liabilities:
Current maturities of long-term debt	$958	$912
Accounts payable and accrued liabilities	37,221	38,641
Payable to affiliates	9,058	10,649
Income taxes	6,564	10,009
Deferred income taxes	2,596	1,615

Total current liabilities	56,397	61,826

Noncurrent liabilities:
Long-term debt	3,567	3,883
Deferred income taxes	19,266	14,448
Accrued pension costs	4,129	14,615
Other	1,362	3,148

Total noncurrent liabilities	28,324	36,094

Stockholder's equity:
Common stock - 100 Danish kroner par value; 10,000 shares authorized; 10,000 shares issued and outstanding	136	136
Additional paid-in capital	216,996	216,996
Accumulated deficit	(33,462)	(26,686)
Accumulated other comprehensive loss:
Currency translation	(10,555)	8,243
Defined benefit pension plans	(9,914)	(19,244)

Total stockholder's equity	163,201	179,445

	$247,922	$277,365

Commitments and contingencies (Notes 7, 8 and 12)

See accompanying notes to consolidated financial statements.

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2004, 2005 and 2006

(In thousands)

	2004	2005	2006
	(As adjusted)

Net sales	$345,962	$364,865	$384,382
Cost of sales	285,471	290,391	312,173

Gross margin	60,491	74,474	72,209

Selling, general and administrative expense	23,874	24,868	25,464
Other operating income (expense):
Currency transaction gains (losses), net	980	173	(399)
Disposition of property and equipment	(596)	(220)	(322)
Other, net	286	489	285

Income from operations	37,287	50,048	46,309

Other income (expense):
Trade interest income	73	88	109
Securities transaction gain	-	5,439	-
Other income from affiliates	202	387	927
Interest and other expense to affiliates	(2,943)	(2,572)	(2,519)
Interest expense	(1,529)	(1,142)	(925)

Income before income taxes	33,090	52,248	43,901

Provision for income taxes	9,661	16,373	10,174

Net income	$23,429	$35,875	$33,727

See accompanying notes to consolidated financial statements.

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2004, 2005 and 2006

(In thousands)

	2004	2005	2006
	(As adjusted)

Net income	$23,429	$35,875	$33,727

Other comprehensive income (loss), net of tax:
Currency translation	13,921	(20,349)	18,798
Defined benefit pension plans	1,188	(643)	5,135

Total other comprehensive income	15,109	(20,992)	23,933

Comprehensive income	$38,538	$14,883	$57,660

See accompanying notes to consolidated financial statements.

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

Years ended December 31, 2004, 2005 and 2006

(In thousands)

				Accumulated other
				comprehensive income (loss)
		Additional
	Common	paid-in	Accumulated	Currency	Pension
	stock	capital	deficit	translation	plans	Total
			(As adjusted)	(As adjusted)		(As adjusted)

Balance at December 31, 2003:
As previously reported	$136	$216,996	$(93,459)	$(4,204)	$(10,459)	$109,010
Change in accounting principle	-	-	693	77	-	770

Balance as adjusted	136	216,996	(92,766)	(4,127)	(10,459)	109,780

Net income*	-	-	23,429	-	-	23,429
Other comprehensive income, net of tax*	-	-	-	13,921	1,188	15,109

Balance at December 31, 2004*	136	216,996	(69,337)	9,794	(9,271)	148,318

Net income*	-	-	35,875	-	-	35,875
Other comprehensive income, net of tax*	-	-	-	(20,349)	(643)	(20,992)

Balance at December 31, 2005*	136	216,996	(33,462)	(10,555)	(9,914)	163,201

Net income	-	-	33,727	-	-	33,727
Other comprehensive income, net of tax	-	-	-	18,798	5,135	23,933
Dividends	-	-	(26,951)	-	-	(26,951)
Adoption of SFAS No. 158	-	-	-	-	(14,465)	(14,465)

Balance at December 31, 2006	$136	$216,996	$(26,686)	$8,243	$(19,244)	$179,445
______________________

* As adjusted

See accompanying notes to consolidated financial statements.

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2004, 2005 and 2006

(In thousands)

	2004	2005	2006
	(As adjusted)

Cash flows from operating activities:
Net income	$23,429	$35,875	$33,727
Depreciation and amortization	12,041	13,379	14,188
Noncash interest expense	358	302	169
Deferred income taxes	(3,165)	(29)	(4,556)
Securities transaction gain	-	(5,439)	-
Net loss (gain) from disposition of property and equipment	596	220	322
Pension, net	4,372	1,469	1,280
Change in assets and liabilities:
Accounts and notes receivable	(967)	(1,727)	(378)
Inventories	6,500	(12,685)	1,903
Prepaid expenses	17	(104)	(886)
Accounts payable and accrued liabilities	3,699	4,640	(1,056)
Income taxes	(453)	2,379	932
Accounts with affiliates	(37,220)	(13,683)	(6,675)
Other noncurrent assets	2,257	(552)	14
Other noncurrent liabilities	(1,420)	(1,936)	2,457

Net cash provided by operating activities	10,044	22,109	41,441

Cash flows from investing activities:
Capital expenditures	(11,725)	(15,044)	(22,852)
Loans to affiliates	(11,597)	-
Proceeds from disposal of interest in Norwegian smelting operation	-	3,542	-
Change in restricted cash equivalents and restricted marketable debt securities, net	(70)	129	(33)
Proceeds from disposition of property and equipment	100	29	30

Net cash used by investing activities	(23,292)	(11,344)	(22,855)

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years ended December 31, 2003, 2004 and 2005

(In thousands)

	2004	2005	2006

Cash flows from financing activities:
Indebtedness:
Borrowings	$62,140	$4,620	$-
Principal payments	(50,089)	(13,159)	(150)
Dividends paid	-	-	(26,951)
Loans to affiliates - repayments	-	-	10,919
Loans from affiliates - repayments	-	(4,648)	-

Net cash provided (used) by financing activities	12,051	(13,187)	(16,182)

Cash and cash equivalents:
Net change during the year from:
Operating, investing and financing activities	(1,197)	(2,422)	2,404
Currency translation	82	(102)	98
Balance at beginning of period	4,681	3,566	1,042

Balance at end of period	$3,566	$1,042	$3,544

Supplemental disclosures:
Cash paid for:
Interest	$4,198	$446	$380
Income taxes	13,331	13,885	11,762

Inventories received as partial consideration for disposal of interest in Norwegian smelting operation	$-	$1,897	$-

See accompanying notes to consolidated financial statements.

KRONOS DENMARK APS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

Kronos Denmark ApS was incorporated in Denmark in October 1999 and is a wholly-owned subsidiary of Kronos International, Inc. (“KII”). KII is a wholly-owned subsidiary of Kronos Worldwide, Inc. (“Kronos”). At December 31, 2006, (i) Valhi, Inc. owned approximately 59% of Kronos’ common stock and NL Industries, Inc. held an additional 36% of the outstanding common stock of Kronos, (ii) Valhi owned 83% of NL’s outstanding common stock and (iii) Contran Corporation and its subsidiaries held approximately 92% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of such companies.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to Kronos Denmark AS and its subsidiaries, taken as a whole.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) with the U.S. dollar as the reporting currency. We also prepare financial statements on other bases, as required in countries in which we are resident.

Our current operations are conducted primarily through our Belgian and Norwegian subsidiaries with a titanium dioxide pigments (“TiO2”) plant in Belgium and a TiO2 plant and ilmenite ore mining operation in Norway. We also operate TiO2 sales and distribution facilities in Denmark and the Netherlands.

We are not a registrant with the U.S. Securities and Exchange Commission and are not subject to their periodic reporting requirements, except as may be required by Rule 3-16 of Regulation S-X.

Note 2 - Summary of significant accounting policies:

Management’s estimates. In preparing our financial statements in conformity with GAAP we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results may differ from previously-estimated amounts under different assumptions or conditions.

Principles of consolidation. Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. We have eliminated all material intercompany accounts and balances.

Translation of foreign currencies. Our functional currencies include the Danish kroner, the euro and the Norwegian kroner. We translate assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar at year-end rates of exchange, while we translate revenues and expenses at average exchange rates prevailing during the year. Resulting translation adjustments are accumulated in stockholder’s equity as part of accumulated other comprehensive income, net of related deferred income taxes. Currency transaction gains and losses are recognized in income currently.

Derivatives and hedging activities.  We recognize derivatives as either assets or liabilities and measure them at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The accounting for changes in fair value of derivatives depends upon the intended use of the derivative, and such changes are recognized either in net income or other comprehensive income.

Cash and cash equivalents. We classify bank deposits with original maturities of three months or less as cash equivalents.

Restricted marketable debt securities. Restricted marketable debt securities are primarily invested in corporate debt securities and include amounts restricted in accordance with applicable Norwegian law regarding certain requirements of our Norwegian defined benefit pension plans ($2.6 million and $2.8 million at December 31, 2005 and 2006, respectively). The restricted marketable debt securities are generally classified as either a current or noncurrent asset depending upon the maturity date of each such debt security and are carried at market, which approximates cost.

Accounts receivable. We provide an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

Property and equipment and depreciation. We state property and equipment at cost. We have a governmental concession with an unlimited term to operate an ilmenite mine in Norway. Mining properties consist of buildings and equipment used in our Norwegian ilmenite mining operations. While we own the land and ilmenite reserves associated with the mine, such land and reserves were acquired for nominal value and we have no material asset recognized for the land and reserves related to such mining operations. We compute depreciation of property and equipment for financial reporting purposes (including mining properties) principally by the straight-line method over the estimated useful lives of ten to 40 years for buildings and three to 20 years for equipment. We use accelerated depreciation methods for income tax purposes, as permitted. Upon sale or retirement of an asset, we remove the related cost and accumulated depreciation from the accounts and recognize any gain or loss in income currently.

We expense expenditures for maintenance, repairs and minor renewals (including planned major maintenance), while we capitalize expenditures for major improvements.

We capitalize interest costs related to major long-term capital projects and renewals as a component of construction costs. Interest costs capitalized were not significant in 2004, 2005 or 2006.

When events or changes in circumstances indicate that assets may be impaired, we perform an evaluation to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. We consider all relevant factors. We perform the impairment test by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required. We assess impairment of other long-lived assets (such as property and equipment and mining properties) in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Long-term debt. We state long-term debt net of any unamortized original issue premium or discount. We classify amortization of deferred financing costs us, interest expense, and compute it using the interest method over the term of the applicable issue.

Employee benefit plans. Accounting and funding policies for retirement plans are described in Note 9.

Income taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of foreign subsidiaries which are not deemed to be permanently reinvested. We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets that we believe do not meet the “more-likely-than-not” recognition criteria.

Net sales. We record net sales when products and title and other risks and rewards of ownership have passed to the customer, or when services are performed. Shipping terms of products shipped are generally FOB shipping point; although in some instances shipping terms are FOB destination point (for which sales are not recognized until the product is received by the customer). We include amounts charged to customers for shipping and handling in net sales. We state sales net of price, early payment and distributor discounts and volume rebates. We report any tax assessed by a governmental authority that we collect from our customers that is both imposed on and concurrent with our revenue-producing activities (such as sales, use, value added and excise taxes) on a net basis (meaning we do not recognize these taxes either in our revenues or in our costs and expenses).

Inventories and cost of sales. We state inventories at the lower of cost (principally average cost) or market, net of allowance for slow-moving inventories. We remove amounts from inventories at average cost. Cost of sales includes costs for materials, packaging and finishing, utilities, salary and benefits, maintenance and depreciation.

Selling, general and administrative expenses; shipping and handling costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, shipping and handling, research and development, legal and administrative functions, such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. Shipping and handling costs are included in selling, general and administrative expense and were $13.1 million in 2004, $13.2 million in 2005 and $13.0 million in 2006. Advertising costs are expensed as incurred and were approximately $100,000 in each of 2004, 2005 and 2006. Research, development and certain sales technical support costs are expensed as incurred and approximated $200,000 in 2004, $300,000 in 2005 and $400,000 in 2006.

Note 3 - Accounts and notes receivable:

	December 31,
	2005	2006
	(In thousands)

Trade receivables	$13,992	$16,063
Recoverable VAT and other receivables	3,349	4,054
Allowance for doubtful accounts	(22)	(24)

	$17,319	$20,093

Note 4 - Inventories:

	December 31,
	2005	2006
	(In thousands)

Raw materials	$21,359	$19,019
Work in process	1,771	2,581
Finished products	30,659	33,806
Supplies	15,717	19,554

	$69,506	$74,960

Note 5 - Other noncurrent assets:

	December 31,
	2005	2006
	(In thousands)

Unrecognized net pension obligations	$3,108	$-
Restricted marketable debt securities	2,572	2,814
Deferred financing costs, net	400	266
Other	73	65

	$6,153	$3,145

Note 6 - Accounts payable and accrued liabilities:

	December 31,
	2005	2006
	(As adjusted)
	(In thousands)

Accounts payable	$20,048	$23,447
Accrued liabilities:
Employee benefits	9,664	8,982
Other	7,509	6,212

	$37,221	$38,641

Note 7 - Notes payable and long-term debt:

	December 31,
	2005	2006
	(In thousands)

Long-term debt - other	$4,525	$4,795
Less current maturities	958	912

	$3,567	$3,883
Our long-term debt relates primarily to certain capital lease agreements which expire at various dates through 2011.

Credit Facility - We and certain of KII’s subsidiaries in Belgium, Norway and Germany (Kronos Europe S.A./N.V.-“KEU”, Kronos Titan A/S - “TAS” and Titania A/S - “TIA,” Kronos Norge A/S, the parent company of TAS and TIA, and Kronos Denmark ApS, the parent company of Kronos Norge and KEU), referred to as the “Borrowers”, have a euro 80 million secured revolving credit facility that matures in June 2008. Borrowings may be denominated in euros, Norwegian kroners or U.S. dollars, and bear interest at the applicable interbank market rate plus 1.125%. The facility also provides for the issuance of letters of credit up to euro 5 million. This is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower. This facility contains certain restrictive covenants which, among other things, restricts the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. In addition, this facility contains customary cross-default provisions with respect to other debt and obligations of ours and our other subsidiaries. At December 31, 2006, no amounts were outstanding under the credit facility and the equivalent of $105.7 million was available for additional borrowing.

Senior Secured Notes - On April 11, 2006, KII issued an aggregate of euro 400 million principal amount of new 6.5% Senior Secured Notes due April 2013, at 99.306% of their principal amount ($498.5 million when issued). These 6.5% Notes are collateralized by a pledge of 65% of the common stock or other ownership interests of certain of their first-tier operating subsidiaries. Such operating subsidiaries are us, Kronos Titan GmbH (our parent company), Kronos Limited and Societe Industrielle Du Titane, S.A. KII issued the 6.5% Notes pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts our ability and that of our subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of our assets or those or our subsidiaries to another entity. At our option, we may redeem the 6.5% Notes on or after October 15, 2009 at redemption prices ranging from 103.25% of the principal amount, declining to 100% on or after October 15, 2012. In addition, on or before April 15, 2009, we may redeem up to 35% of the 6.5% Notes with the net proceeds of a qualified public equity offering at 106.5% of the principal amount. In the event of a change of control, as defined, we would be required to make an offer to purchase the 6.5% Notes at 101% of the principal amount. We would also be required to make an offer to purchase a specified portion of the 6.5% Notes at par value in the event we generate a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period. At December 31, 2006, the estimated market price of the 6.5% Notes was approximately euro 970 per euro 1,000 principal amount. At December 31, 2006, the carrying amount of the 6.5% Notes includes euro 2.5 million ($3.3 million) of unamortized original issue discount.

Under the cross-default provisions of the 6.5% Notes, the 6.5% Notes may be accelerated prior to their stated maturity if us, KII or any of their subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness). Under the cross-default provisions of the European Credit Facility, any outstanding borrowings under this facility may be accelerated prior to their stated maturity if the we or any borrowers default under any other indebtedness in excess of euro 5 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness). The European Credit Facility contains provisions that allow the lender to accelerate the maturity of the applicable facility in the event of a change of control, as defined, of the applicable borrower. In the event the cross-default provisions of either the 6.5% Notes or the European Credit Facility become applicable, and such indebtedness is accelerated, we would be required to repay such indebtedness prior to their stated maturity.

In April 2006, KII called all of its 8.875% Senior Secured Notes for redemption on may 11, 2006 at 104.437% of their aggregate principal amount of euro 375 million (an aggregate of $470.2 million at March 31, 2006 exchange rates). Funds for such redemption were provided by KII’s issuance of an aggregate of euro 400 million principal amount of new 6.5% Senior Secured Notes due April 2013, issued on April 11, 2006 at 99.306% of their principal amount. The new Senior Secured Notes were issued pursuant to an indenture that contains covenants, restrictions and collateral substantially identical to the covenants, restrictions and collateral of the 8.875% Senior Secured Notes.

The aggregate maturities of long-term debt at December 31, 2006 are shown in the table below.

Years ending December 31,	Amount
(In thousands)

2007	$912
2008	923
2009	954
2010	986
2011	1,020

$4,795

Note 8 - Income taxes:

	Years ended December 31,
	2004	2005	2006
	(As adjusted)
	(In thousands)
Pretax income (loss):
Denmark	$(101)	$526	$634
Non-Denmark	33,191	51,722	43,267

	$33,090	$52,248	$43,901

Expected tax expense	$9,927	$14,629	$12,293
Non-Denmark tax rates	517	1,405	889
Non deductible expenses	-	281	290
Tax contingency reserve adjustment	(125)	(653)	(2,446)
Other, net	(658)	711	(852)

Income tax expense	$9,661	$16,373	$10,174

Provision for income taxes:
Current income tax expense:
Denmark	$2	$224	$176
Non-Denmark	12,824	16,178	14,554

	12,826	16,402	14,730

Deferred income tax expense (benefit):
Denmark	(139)	(644)	(2,454)
Non-Denmark	(3,026)	615	(2,102)

	(3,165)	(29)	(4,556)

	$9,661	$16,373	$10,174

Comprehensive provision for income taxes allocable to:
Pretax income	$9,661	$16,373	$10,174
Other comprehensive loss - Defined benefit pension liabilities	5	180	2,564
Adoption of SFAS No. 158	-	-	(5,898)

	$9,666	$16,553	$6,840

The components of the net deferred tax liability are summarized below.

	December 31,
	2005		2006
	Assets	Liabilities	Assets	Liabilities
	(As adjusted)
	(In thousands)

Tax effect of temporary differences relating to:
Inventories	$72	$(2,067)	$42	$(1,766)
Property and equipment	-	(18,199)	-	(19,238)
Pension asset	-	(3,659)	-	(1,903)
Accrued pension cost	3,883	-	5,844	-
Accrued liabilities and other deductible differences	1,420	-	1,682	-
Other taxable differences	-	(3,312)	-	(724)

Gross deferred tax assets (liabilities)	5,375	(27,237)	7,568	(23,631)

Reclassification, principally netting by tax jurisdiction	(5,375)	5,375	(7,568)	7,568

Net total deferred tax liabilities	-	(21,862)	-	(16,063)
Net current deferred tax liabilities	-	(2,596)	-	(1,615)

Net noncurrent deferred tax liabilities	$-	$(19,266)	$-	$(14,448)

Changes in our deferred income tax valuation allowance are summarized below:

	December 31,
	2004	2005	2006
	(In thousands)

Balance at beginning of year	$683	$-	$-
Increase in certain deductible temporary differences which we believe do not meet the “more-likely-than-not” recognition criteria	-	-	-
Foreign currency translation	-	-	-
Offset to the change in gross deferred income tax assets due principally to redeterminations of certain tax attributes and implementation of certain planning strategies	(683)	-	-

Balance at end of year	$-	$-	$-

Tax authorities are examining certain of our non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest. For example:

•
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

•
The Norwegian tax authorities previously notified us of their intent to assess tax deficiencies of approximately kroner 12 million relating to the years 1998 through 2000. We objected to this proposed assessment, and in May 2006 the Norwegian tax authorities withdrew the assessment.

Principally as a result of the withdrawal of the Belgian and Norwegian assessments discussed above, we recognized a $2.5 million income tax benefit in 2006 related to the total reduction in our income tax contingency reserve.

Tax authorities are examining certain of our income tax returns. We cannot guarantee that these tax matters will be resolved in our favor in view of the inherent uncertainties involved in settlement initiatives and court and tax proceedings. We believe that we have provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Note 9 - Employee benefit plans:

We maintain various defined benefit pension plans. Personnel are covered by plans in their respective countries. Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods. Prior to 2004, we amended our defined benefit pension plans for KEU, TAS and TIA to exclude the admission of new employees to the plans. New employees at these locations are eligible to participate in our defined contribution plans. Our expense related to our sponsored defined contribution plans was not material in 2004, 2005 or 2006. At December 31, 2006, we expect to contribute the equivalent of approximately $3.3 million to our defined benefit pension plans during 2007.

Certain actuarial assumptions used in measuring the defined benefit pension assets, liabilities and expenses are presented below. We use a September 30 measurement date for our defined benefit pension plans.

	December 31,
	2005	2006
	(In thousands)

Change in projected benefit obligations (“PBO”):
Benefit obligations at beginning of year	$72,361	$69,776
Service cost	2,133	2,343
Interest cost	3,345	3,177
Participant contributions	149	139
Actuarial gains (losses)	2,933	(4,196)
Change in currency exchange rates	(8,259)	6,753
Benefits paid	(2,886)	(3,206)

Benefit obligations at end of year	$69,776	$74,786

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$57,754	$52,822
Actual return on plan assets	2,203	1,398
Employer contributions	1,977	3,831
Participant contributions	149	139
Change in currency exchange rates	(6,375)	5,187
Benefits paid	(2,886)	(3,206)

Fair value of plan assets at end of year	$52,822	$60,171

Accumulated benefit obligations	$58,000	$59,627

Funded status at year end:
Plan assets less than PBO	$(16,954)	$(14,615)
Unrecognized actuarial loss	26,024	24,181
Unrecognized prior service cost	2,550	2,503
Unrecognized net transition obligation	770	717

	$12,390	$12,786

Amounts recognized in the balance sheet:
Unrecognized net pension obligations	$3,108	$-
Accrued pension cost:
Current	(456)	-
Non current	(4,129)	(14,615)
Accumulated other comprehensive loss	13,867	27,401

	$12,390	$12,786

The amounts shown in the table above for actuarial losses, prior service cost and net transition obligations at December 31, 2005 and 2006 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates. These amounts will be recognized as components of our periodic defined benefit cost in future years. However, upon adoption of SFAS No. 158, the December 31, 2006 amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income. Of the amounts included in accumulated other comprehensive income as of December 31, 2006 related to our pension plans, we expect to recognize net actuarial losses of $1 million, prior service costs of $300,000 and net transition obligations of $100,000 as a component of our net periodic pension expense during 2007.

The components of the net periodic defined benefit pension cost are set forth below.

	Years ended December 31,
	2004	2005	2006
	(In thousands)

Net periodic pension cost:
Service cost benefits	$2,096	$2,133	$2,343
Interest cost on PBO	3,436	3,345	3,177
Expected return on plan assets	(2,815)	(3,142)	(3,087)
Amortization of prior service cost	267	282	281
Amortization of net transition obligations	321	129	121
Recognized actuarial losses	1,428	1,276	1,458

	$4,733	$4,023	$4,293

The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2005 and 2006 are presented in the table below. Such weighted-average rates were determined using the projected benefit obligations at each date.

	December 31,
Rate	2005	2006

Discount rate	4.4%	4.7%
Increase in future compensation levels	3.0%	3.0%

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

	Years ended December 31,
Rate	2004	2005	2006

Discount rate	5.5%	5.0%	4.4%
Increase in future compensation levels	3.0%	3.0%	3.0%
Long-term return on plan assets	6.0%	6.0%	5.5%

Plan assets are comprised primarily of investments in corporate equity and debt securities, short-term investments, mutual funds and group annuity contracts.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive advice about appropriate long-term rates of return from third-party actuaries. We currently have a plan asset target allocation of 14% to equity managers, 65% to fixed income managers and the remainder primarily to cash and liquid investments. The expected long-term rate of return for such investments is approximately 8%, 4.5% to 5% and 4%, respectively. The plan asset allocation at December 31, 2006 was 13% to equity managers, 64% to fixed income managers and the remainder invested primarily cash and liquid investments (2005 - 16%, 62% and 22%, respectively).

We regularly review our actual asset allocation for each of our plans, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

We expect future benefits paid from our defined benefit plans to be as follows:

Years ending December 31,	Amount
(In thousands)
2007	$4,421
2008	4,263
2009	3,135
2010	3,021
2011	3,106
2012 to 2016	22,279

New accounting standard. We account for our defined benefit pension plans using SFAS No. 87, Employer’s Accounting for Pensions, as amended, and we account for our OPEB plans under SFAS No. 106, Employers Accounting for Postretirement Benefits other than Pensions, as amended. In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  SFAS No. 158, which further amended SFAS Nos. 87 and 106, requires us to recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension and postretirement benefit plans on our Consolidated Balance Sheets.  This standard does not change the existing recognition and measurement requirements that determine the amount of periodic benefit cost we recognize in net income. We adopted the asset and liability recognition and disclosure requirements of this standard effective December 31, 2006 on a prospective basis, in which we recognized through other comprehensive income all of our prior unrecognized gains and losses and prior service costs or credits, net of tax, as of December 31, 2006. We will recognize all future changes in the funded status of these plans through comprehensive income, net of tax. These future changes will be recognized either in net income, to the extent they are reflected in periodic benefit cost, or through other comprehensive income.  In addition, we currently use September 30 as a measurement date for our defined benefit pension plans, but under this standard we will be required to use December 31 as the measurement date. The measurement date requirement of SFAF No. 158 will become effective for us by the end of 2008 and provides two alternate transition methods; we have not yet determined which transition method we will select.

Adopting this standard had the following effects on our Consolidated Financial Statements as of December 31, 2006:

	Before application of SFAS No. 158	Adjustments	After application of SFAS No. 158
	(In thousands)

Assets:
Pension asset	$1,246	$(1,246)	$-
Unrecognized net pension obligations	5,800	(5,800)	-
Total other assets	10,191	(7,046)	3,145
Total assets	284,411	(7,046)	277,365

Liabilities:
Current accrued pension costs	52	(52)	-
Total current liabilities	61,878	(52)	61,826
Noncurrent accrued pension costs	1,246	13,369	14,615
Noncurrent deferred income taxes	20,346	(5,898)	14,448
Total noncurrent liabilities	28,623	7,471	36,094

Owner’s equity:
Accumulated other comprehensive income - minimum pension liability	(4,779)	4,779	-
Accumulated other comprehensive income - defined benefit pension plans	-	(19,244)	(19,244)
Total accumulated other comprehensive income	3,364	(14,465)	(11,101)
Total stockholders’ equity	193,910	(14,465)	179,445
Total liabilities and stockholders’ equity	284,411	(7,046)	277,365

Note 10 - Related party transactions:

We may be deemed to be controlled by Harold C. Simmons. See Note 1. Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, tax sharing agreements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly held minority equity interest in another related party. While no transactions of the type described above are planned or proposed with respect to us other than as set forth in these financial statements, we from time to time consider, review and evaluate such transactions and understand that Contran, Valhi, NL, Kronos, KII and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future.

We are party to services and cost sharing agreements among several of our affiliates whereby Kronos, KII and other affiliates provide certain management, financial, insurance and administrative services to us on a fee basis. Our expense was approximately $2.1 million in 2004, $2.5 million in 2005 and $900,000 in 2006 related to these services and costs.

Tall Pines Insurance Company and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines and EWI are subsidiaries of Valhi. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker. The aggregate premiums we paid to Tall Pines and EWI were $1.1 million in 2004 and $2.0 million in 2005 and $3.1 million in 2006. These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines and EWI. Tall Pines purchases reinsurance for substantially all of the risks it underwrites. We expect that these relationships with Tall Pines and EWI will continue in 2007.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies. With respect to certain of such policies, it is possible that unusually large losses incurred by one or more insureds during a given policy period could leave the other participating companies without adequate coverage under that policy for the balance of the policy period. As a result, Contran and certain of its subsidiaries and its affiliates, including NL, have entered into a loss sharing agreement under which any uninsured loss is shared by those entities who have submitted claims under the relevant policy. We believe the benefits in the form of reduced premiums and broader coverage associated with the group coverage for such policies justifies the risk associated with the potential for uninsured loss.

        We purchase from and sell to our affiliates a significant amount of titanium dioxide pigments (“TiO2”). Sales of TiO2 to our affiliates was $109.6 million in 2004, $113.1 million in 2005 and $119.5 million in 2006. Purchases of TiO2 from our affiliates was $52.3 million in 2004, $58.2 million in 2005 and $62.6 million in 2006.

Sales of ilmenite to our affiliate in Germany were $17.4 million in 2004, $21.4 million in 2005 and $21.8 million in 2006.

Kronos purchases the rutile and slag feedstock used as a raw material in all of our chloride process TiO2 facilities. We purchase such feedstock from Kronos for use in our facilities for an amount equal to the amount paid by KUS to the third-party supplier plus a 2.5% administrative fee. Such feedstock purchases were $40.5 million in 2004, $47.8 million in 2005 and $46.9 million in 2006.

We pay royalties KII for use of certain of KII’s intellectual property. These royalties totaled $12.5 million in 2004, $12.4 million in 2005 and $12.9 million in 2006, and are included as a component of cost of sales.

During 2004, 2005 and 2006, we were party to an accounts receivable factoring agreement with one or more of our affiliates whereby we factored our export accounts receivable without recourse for a fee of 0.85% for our export receivables related to our Belgian operations and 1.2% for export receivables related to our Norwegian operations. Upon our non-recourse transfer, the affiliate assumed all risk pertaining to the factored receivables, including, but not limited to, exchange control risks, risks pertaining to the bankruptcy of a customer and risks related to late payments. Our export receivables sold pursuant to the factoring agreement during 2004, 2005 and 2006 aggregated $119.9 million, and $124.5 million and $124.9 million, respectively.

       Receivables from affiliates at December 31, 2005 and 2006 relate primarily to amounts owed to us by our affiliate in Germany, and payables to affiliates relate principally to KII and Kronos. These amounts generally relate to product purchases and sales. The receivable from our German affiliate also include accounts receivable factoring fees.

In 2006, we received payment on our note receivable from our German affiliate of $10.9 million. The remaining $.3 million balance of the note receivable has been reclassified to receivables from affiliates.

Note 11 - NL common stock options held by our employees:

At December 31, 2006, our employees held options to purchase approximately 15,000 shares of NL common stock, of which 5,000 are exercisable at various dates through 2010 at an exercise price of $5.63 per share and 10,000 are exercisable at various dates through 2011 at an exercise price of $11.49 per share.

Note 12 - Commitments and contingencies:

Environmental matters. Our operations are governed by various environmental laws and regulations. Certain of our businesses are, or have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain past and current operations and products of ours have the potential to cause environmental or other damage. We have implemented and continue to implement various policies and programs in an effort to minimize these risks. Our policy is to maintain compliance with applicable environmental laws and regulations at all our facilities and to strive to improve our environmental performance. From time to time, we may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances. We believe all of our plants are in substantial compliance with applicable environmental laws.

Litigation matters. We are involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business.

We currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

Concentrations of credit risk. Sales of TiO2 accounted for approximately 79%, 78% and 77% of our sales during 2004, 2005 and 2006, respectively. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process) and the manufacture and sale of certain titanium chemical products (derived from co-products of the TiO2 production process). We sell TiO2 to the paint, plastics and paper industries. Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 1,000 customers, with the top ten external customers approximating 24% of net sales in 2004, 17% of net sales in 2005 and 24% of net sales in 2006. Approximately 82% of our TiO2 sales by volume were to Europe in 2004, approximately 80% were to Europe in 2005 and approximately 84% were to Europe in 2006. Approximately 10% of sales by volume were to North America in 2004, approximately 12% were to North America in 2005 and approximately 9% were to North America in 2006.

Long-term contracts. KUS has long-term supply contracts that provide for certain of its affiliates’, including ours, chloride feedstock requirements through 2010. We, along with certain of our affiliates purchase chloride feedstock underlying these long-term supply contracts from KUS. The agreements require KUS to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $776 million at December 31, 2006.

Operating leases. We lease various manufacturing and office space and transportation equipment pursuant to operating leases. Most of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases management expects that, in the normal course of business, leases will be renewed or replaced by other leases.

Net rent expense aggregated $3 million in each of 2004, 2005 and 2006. At December 31, 2006, minimum rental commitments under the terms of noncancellable operating leases were as follows:

Years ending December 31,	Amount
(in thousands)

2007	$571
2008	565
2009	278
2010	103
2011	60
2012 and thereafter	72

$1,649

Note 13 - Securities transaction gain:

A securities transaction gain in 2005, classified as nonoperating income, relates to our sale of our passive interest in a Norwegian smelting operation, which had a nominal carrying value for financial reporting purposes, we received aggregate consideration of approximately $5.4 million consisting of $3.5 million of cash and $1.9 million of inventory.

Note 14 - Financial instruments:

Summarized below is the estimated fair value and related net carrying value of our financial instruments.

	December 31,
	2005		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)

Cash, cash equivalents, restricted cash equivalents and noncurrent restricted marketable debt securities	$5.0	$5.0	$7.8	$7.8

Other fixed rate debt	$4.5	$4.5	$4.8	$4.8

We held no derivative financial instruments during 2004, 2005 or 2006.

Note 15 - Recent accounting pronouncements:

Variable interest entities. We complied with the consolidation requirements of FASB Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” as amended, as of March 31, 2004. We do not have any involvement with any variable interest entity (as that term is defined in FIN No. 46R) covered by the scope of FIN No. 46R that would require us to consolidate such entity under FIN No. 46R which had not already been consolidated under prior applicable GAAP, and therefore the impact to us of adopting the consolidation requirements of FIN No. 46R was not material.

Inventory Costs.  Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, became effective for us for inventory costs incurred on or after January 1, 2006. SFAS No. 151 requires that the allocation of fixed production overhead costs to inventory be based on normal capacity of the production facilities, as defined by SFAS No. 151. SFAS No. 151 also clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material, requiring those items be recognized as current-period charges. Our existing production cost policies complied with the requirements of SFAS No. 151, therefore the adoption of SFAS No. 151 did not affect our Consolidated Financial Statements.

Stock options. We adopted the fair value provisions of SFAS No. 123R, Share-Based Payment, on January 1, 2006, using the modified prospective application method. SFAS No. 123R, among other things, requires the cost of employee compensation paid with equity instruments to be measured based on the grant-date fair value. That cost is then recognized over the vesting period. Using the modified prospective method, we will apply the provisions of the standard to all new equity compensation granted after January 1, 2006 and any existing awards vesting after January 1, 2006. We have not issued any stock options to purchase Kronos common stock. However, certain of our employees have been granted options by NL to purchase NL common stock. The number of non-vested equity awards issued by NL at December 31, 2005 was not material. Prior to the adoption of SFAS No. 123R we accounted for equity compensation in accordance with APBO No. 25, Accounting for Stock Issued to Employees. Our affiliate NL accounted for their equity awards under the variable accounting method whereby the equity awards were revalued based on the current trading price at each balance sheet date. We now account for these awards using the liability method under SFAS No. 123R, which is substantially identical to the variable accounting method we previously used. We recorded compensation expense of $319,000 in 2004, and compensation income of $185,000 in 2005 and $67,000 in 2006 for stock-based employee compensation. If we grant a significant number of equity awards or modify, repurchase or cancel existing equity awards in the future, the amount of equity compensation expense in our Consolidated Financial Statements could be material.

Planned Major Maintenance Activities. We adopted FSP No. AUG AIR-1 effective December 31, 2006. Accordingly, we have retroactively adjusted our Consolidated Financial Statements to reflect the direct expense method of accounting for planned major maintenance (a method permitted under this standard). The effect of adopting this standard on our previously reported Consolidated Financial Statements is summarized in the tables below.

	Years ended December 31,
	2004	2005
	(In thousands, except per share amounts)
Increase (decrease) in:
Cost of sales (repairs and maintenance expense)	$569	$(684)
Provision (benefit) for income taxes	(182)	236
Net income	(387)	448

Other comprehensive income - foreign currency	31	(79)
Total comprehensive income	(356)	369

December 31, 2005
(In thousands)

Decrease in accrued maintenance costs	$1,185
Increase in current deferred income tax	402
Decrease in retained deficit	754
Decrease in accumulated other comprehensive loss - foreign currency	29
Increase in total stockholder’s equity	783

        Pension and OPEB plans. We adopted the asset and liability recognition and disclosure requirements of SFAS No. 158 effective December 31, 2006. See Note 9.

       Quantifying Financial Statement Misstatements. In the third quarter of 2006 the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 expressing their views regarding the process of quantifying financial statement misstatements.  The SAB is effective for us as of December 31, 2006.  According to SAB 108 both the “rollover” and “iron curtain” approaches must be considered when evaluating a misstatement for materiality.  This is referred to as the “dual approach.”  For companies that have previously evaluated misstatements under one, but not both, of these methods, SAB 108 provides companies with a one-time option to record the cumulative effect of their prior unadjusted misstatements in a manner similar to a change in accounting principle in their 2006 annual financial statements if (i) the cumulative amount of the unadjusted misstatements as of January 1, 2006 would have been material under the dual approach to their annual financial statements for 2005 or (ii) the effect of correcting the unadjusted misstatements during 2006 would cause those annual financial statements to be materially misstated under the dual approach.  The adoption of SAB 108 did not have a material effect on our previously reported consolidated financial position or results of operations.

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which became effective for us on January 1, 2008. SFAS No. 157 generally provides a consistent, single fair value definition and measurement technique for GAAP pronouncements. SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods. We will be required to ensure all of our fair value measurements are in compliance with SFAS No. 157 on a prospective basis beginning in the first quarter of 2008. In addition, we will be required to expand our disclosures regarding the valuation methods and level of inputs we utilize in the first quarter of 2008. The adoption of this standard is not expected to have a material effect on our Consolidated Financial Statements.

Uncertain Tax Positions.  In the second quarter of 2006 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertain Tax Positions, which became effective for us on January 1, 2007.  FIN 48 clarifies when and how much of a benefit we can recognize in our Consolidated Financial Statements for certain positions taken in our income tax returns under SFAS No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves. Among other things, FIN 48 will prohibit us from recognizing the benefit~~s~~ of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.  FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard.  Our current income tax accounting policies comply with this aspect of the new standard.  We will also be required to reclassify any reserves we have for uncertain tax positions from deferred income tax liabilities, where they are currently recognized, to a separate current or noncurrent liability, depending on the nature of the tax position. In January 2007, the FASB indicated that they will issue clarifying guidance regarding certain aspects of the new standard by the end of March 2007. We are still in the process of evaluating the impact FIN 48 will have on our consolidated financial position and results of operations, and do not expect we will complete that evaluation until the FASB issues their clarifying guidance.

Fair Value Option. In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits companies to chose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income. The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not to only specified risks or cash flows or a portion of the instrument. Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity. An investment accounted for by the equity method is an eligible item. The specified election dates include the date we first recognize the eligible item, the date we enter into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for us. If we elect to measure eligible items at fair value under the standard, we would be required to present certain additional disclosures for each item we elect. SFAS No. 159 becomes effective for us on January 1, 2008, although we may apply the provisions earlier on January 1, 2007 if, among other things, we also adopt SFAS No. 157 on January 1, 2007 and elect to adopt SFAS No. 159 by April 30, 2007. We have not yet determined when we will choose to have SFAS No. 159 first become effective for us, nor have we determined which, if any, of our eligible items we will elect to be measured at fair value under the new standard. Therefore, we are currently unable to determine the impact, if any, this standard will have on our consolidated financial position or results of operations.