Form 10-Q
period 2007-06-30
KRONOS INTERNATIONAL INC
filed 2007-08-06
CIK 1176236

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes     No  X

Number of shares of the Registrant's common stock outstanding on July 31, 2007:  2,968.

The Registrant is a wholly owned subsidiary of Kronos Worldwide, Inc. (File No. 1-31763) and meets the conditions set forth in General Instructions H(1)(a) and H(1)(b) of Form 10-Q for reduced disclosure format.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page
		number

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	December 31, 2006; June 30, 2007 (Unaudited)	3

	Condensed Consolidated Statements of Income (Unaudited) -
	Three and six months ended June 30, 2006 (As adjusted);
	Three and six months ended June 30, 2007	5

	Condensed Consolidated Statement of Stockholder’s
	Equity and Comprehensive Income (Unaudited)-
	Six months ended June 30, 2007	6

	Condensed Consolidated Statements of Cash Flows (Unaudited) -
	Six months ended June 30, 2006 (As adjusted);
	Six months ended June 30, 2007	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	22

Item 4.	Controls and Procedures	22

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 6.	Exhibits	24

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,	June 30,
	2006	2007
		(Unaudited)

Current assets:
Cash and cash equivalents	$52.8	$37.1
Restricted cash	1.5	1.3
Accounts and other receivables, net	154.6	192.7
Inventories, net	195.1	209.7
Prepaid expenses and other	3.9	3.7

Total current assets	407.9	444.5

Other assets:
Deferred financing costs, net	8.8	8.2
Restricted marketable debt securities	2.8	3.0
Deferred income taxes	264.4	274.2
Other	1.1	.7

Total other assets	277.1	286.1

Property and equipment:
Land	34.3	35.0
Buildings	156.8	160.5
Equipment	740.7	757.8
Mining properties	82.1	86.3
Construction in progress	15.6	27.7

	1,029.5	1,067.3
Less accumulated depreciation and amortization	633.9	668.8

Net property and equipment	395.6	398.5

Total assets	$1,080.6	$1,129.1

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDER’S EQUITY	December 31, 2006	June 30, 2007
		(Unaudited)
Current liabilities:
Current maturities of long-term debt	$.9	$.9
Accounts payable and accrued liabilities	125.5	137.1
Income taxes	10.1	18.7
Deferred income taxes	1.8	1.3

Total current liabilities	138.3	158.0

Noncurrent liabilities:
Long-term debt	528.9	539.7
Deferred income taxes	14.4	14.8
Accrued pension costs	172.8	175.1
Other	14.7	29.1

Total noncurrent liabilities	730.8	758.7

Stockholder’s equity:
Common stock	.3	.3
Additional paid-in capital	1,944.2	1,944.2
Retained deficit	(1,314.6)	(1,322.7)
Notes receivable from affiliates	(209.5)	(209.5)
Accumulated other comprehensive loss	(208.9)	(199.9)

Total stockholder’s equity	211.5	212.4

Total liabilities and stockholder’s equity	$1,080.6	$1,129.1

Commitments and contingencies (Notes 6 and 9)

        See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions)

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(As adjusted)		(As adjusted)
	(Unaudited)

Net sales	$248.5	$241.8	$457.1	$469.2
Cost of sales	190.7	192.0	345.8	364.8

Gross margin	57.8	49.8	111.3	104.4

Selling, general and administrative expense	30.2	30.8	57.9	60.8
Other operating income (expense), net	(.6)	1.8	(.1)	2.5

Income from operations	27.0	20.8	53.3	46.1

Other income (expense):
Interest income	5.9	5.4	10.8	10.6
Loss on prepayment of debt	(22.3)	-	(22.3)	-
Interest expense	(12.5)	(9.3)	(22.8)	(18.4)

Income (loss) before income taxes	(1.9)	16.9	19.0	38.3

Provision for income taxes (benefit)	(11.5)	15.2	(4.0)	23.1

Net income	$9.6	$1.7	$23.0	$15.2

        See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

Six months ended June 30, 2007

(In millions)

		Additional	Retained	Notes receivable	Accumulated other	Total
	Common stock	paid-in capital	earnings (deficit)	from affiliates	Comprehensive income (loss)	stockholder’s equity	Comprehensive income
	(Unaudited)

Balance at December 31, 2006	$.3	$1,944.2	$(1,314.6)	$(209.5)	$(208.9)	$211.5

Net income	-	-	15.2	-	-	15.2	$15.2

Other comprehensive income	-	-	-	-	9.0	9.0	9.0

Dividends	-	-	(22.7)	-	-	(22.7)	-

Change in accounting - FIN No. 48	-	-	(.6)	-	-	(.6)	-

Balance at June 30, 2007	$.3	$1,944.2	$(1,322.7)	$(209.5)	$(199.9)	$212.4

Comprehensive income							$24.2

        See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six months ended June 30,
	2006	2007
	(As adjusted)
	(Unaudited)

Cash flows from operating activities:
Net income	$23.0	$15.2
Depreciation and amortization	18.0	20.4
Loss on prepayment of debt	22.3	-
Call premium paid on prepayment of debt	(20.9)	-
Deferred income taxes	(8.0)	7.7
Defined benefit pension plan expense greater than cash funding	1.3	2.6
Other, net	1.6	2.2
Change in assets and liabilities:
Accounts and other receivables, net	(35.5)	(32.9)
Inventories	16.9	(11.2)
Prepaid expenses	(.4)	.4
Accounts with affiliates	(16.5)	6.1
Accounts payable and accrued liabilities	6.6	1.7
Income taxes	(17.8)	8.7
Other, net	(1.0)	(.7)

Net cash provided by (used in) operating activities	(10.4)	20.2

Cash flows from investing activities:
Capital expenditures	(12.2)	(13.8)
Change in restricted cash, net	.2	.3

Net cash used in investing activities	(12.0)	(13.5)

Cash flows from financing activities:
Indebtness:
Borrowings	498.5	-
Principal payments on indebtedness	(470.6)	-
Deferred financing costs paid	(8.8)	-
Dividends paid	(10.0)	(22.7)

Net cash provided by (used in) financing activities	9.1	(22.7)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(13.3)	(16.0)
Currency translation	1.7	.3
Cash and cash equivalents at beginning of period	63.3	52.8

Cash and cash equivalents at end of period	$51.7	$37.1

Supplemental disclosures - cash paid for:
Interest, net of amounts capitalized	$14.8	$17.6
Income taxes, net	22.4	6.8

        See accompanying notes to Condensed Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

Note 1 -  Organization and basis of presentation:

Organization – We are a wholly-owned subsidiary of Kronos Worldwide, Inc. ("Kronos") (NYSE: KRO).  We are incorporated in the state of Delaware, U.S.A., with our seat of management in Leverkusen, Germany.  At June 30, 2007, Valhi, Inc. (NYSE: VHI) held approximately 59% of Kronos’ outstanding common stock and NL Industries, Inc. (NYSE:NL) held an additional 36% of Kronos’ common stock.  Valhi owns approximately 83% of NL’s outstanding common stock.  Approximately 93% of Valhi’s outstanding common stock is held by Contran Corporation and its subsidiaries.  Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of these companies.

Basis of presentation– The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006 that we filed with the Securities and Exchange Commission (“SEC”) on March 13, 2007 (the “2006 Annual Report”), except as disclosed in Note 10.  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2006 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2006) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim periods ended June 30, 2007 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2006 Consolidated Financial Statements contained in our 2006 Annual Report.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to Kronos International, Inc. and its subsidiaries taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31, 2006	June 30, 2007
	(In millions)

Trade receivables	$137.3	$169.1
Recoverable VAT and other receivables	15.7	21.9
Refundable income taxes	1.4	.9
Receivable from affiliates:
Kronos Canada	1.4	2.3
Other	.2	-
Allowance for doubtful accounts	(1.4)	(1.5)

Total	$154.6	$192.7

Note 3 -                           Inventories, net:

	December 31, 2006	June 30, 2007
	(In millions)

Raw materials	$37.2	$46.0
Work in process	18.6	9.2
Finished products	100.7	111.1
Supplies	38.6	43.4

Total	$195.1	$209.7

Note 4 -  Accounts payable and accrued liabilities:

	December 31, 2006	June 30, 2007
	(In millions)

Accounts payable	$65.9	$58.9
Employee benefits	17.1	16.3
Payable to affiliate – Kronos (US), Inc.	10.2	16.8
Accrued interest	7.3	7.4
Other	25.0	37.7

Total	$125.5	$137.1

Note 5 - Long-term debt:

	December 31, 2006	June 30, 2007
	(In millions)

6.5% Senior Secured Notes	$525.0	$535.6
Other	4.8	5.0

Total debt	529.8	540.6
Less current maturities	.9	.9

Total long-term debt	$528.9	$539.7

Note 6 - Income taxes:

	Six months ended June 30,
	2006	2007
	(as adjusted)
	(In millions)

Expected tax expense, at U.S. federal statutory income tax rate of 35%	$6.7	$13.4
Non-U.S. tax rates	(.5)	(.3)
Nondeductible expenses	1.2	1.3
Resolution of prior year income taxes	(2.0)	-
Contingency reserve adjustment, net	(9.5)	-
German tax attribute adjustment	-	8.7
Other, net	.1	-

Total	$(4.0)	$23.1

Following a European Union Court of Justice decision and subsequent proceedings which concluded in the second quarter of 2007 that we believe may favorably impact us, we initiated a new tax planning strategy. If we are successful, we would generate a substantial cash tax benefit in the form of refunds of income taxes we have previously paid in Europe which we currently do not expect would affect our future earnings when received.  It may be a number of years before we know if our implementation of this tax planning strategy will be successful, and accordingly we have not currently recognized any refundable income taxes that we might ultimately receive.  Partially as a result of and consistent with our initiation of this tax planning strategy, in the second quarter of 2007 we amended prior-year income tax returns in Germany.  As a consequence of amending our tax returns, our German corporate and trade tax net operating loss carryforwards were reduced by an aggregate of euro 13.4 million and euro 22.6 million, respectively, and, accordingly, we recognized an $8.7 million provision for deferred income taxes in the second quarter of 2007 related to the adjustment of our German tax attributes.

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

In July 2007, Germany enacted certain changes in their income tax laws.  The most significant change is the reduction of the German corporate and trade income tax rates.  We have a significant net deferred income tax asset in Germany, primarily related to the benefit associated with our corporate and trade tax net operating loss carryforwards.  We measure our net deferred taxes using the applicable enacted tax rates, and the effect of any change in the applicable enacted tax rate is recognized in the period of enactment.  Accordingly, we estimate we will report a decrease in our net deferred tax asset in Germany of approximately $89 million in the third quarter of 2007.  This decrease will be reported as a component of our income tax expense.

Note 7 – Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(In millions)

Service cost	$1.4	$1.4	$2.7	$2.7
Interest cost	3.8	4.2	7.3	8.5
Expected return on plan assets	(2.8)	(2.8)	(5.4)	(5.6)
Amortization of prior service cost	.1	.1	.2	.2
Amortization of net transition obligations	.1	.1	.1	.1
Recognized actuarial losses	1.9	1.9	3.8	3.7

Total	$4.5	$4.9	$8.7	$9.6

Contributions – We expect our 2007 contributions for our pension plans to be consistent with the amounts we disclosed in our 2006 Annual Report.

Note 8 – Other noncurrent liabilities:

	December 31, 2006	June 30, 2007
	(In millions)

Reserve for uncertain tax positions	$-	$15.0
Employee benefits	6.9	6.9
Insurance claims and expenses	1.5	.8
Other	6.3	6.4

Total	$14.7	$29.1

Our reserve for uncertain tax positions is discussed in Note 10.

Note 9 – Commitments and contingencies:

Litigation matters– From time-to-time we are involved in various environmental, contractual, product liability, intellectual property, employment and other claims and disputes incidental to our operations.  In certain cases, we have insurance coverage for these items.  We currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations or liquidity beyond the accruals already provided for.

Please refer to our 2006 Annual Report for a discussion of certain other legal proceedings to which we are a party.

Note 10 – Recent accounting pronouncements:

Accounting For Uncertain Tax Positions.   On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) FASB Interpretation (“FIN”) No. 48, Accounting for Uncertain Tax Positions.  FIN 48 clarifies when and how much of a benefit we can recognize in our consolidated financial statements for certain positions taken in our income tax returns under Statement of Financial Accounting Standards (“SFAS”) 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves.  Among other things, FIN 48 prohibits us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.  FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard; our prior income tax accounting policies had already complied with this aspect of the new standard.  We are also required to reclassify any reserves we have for uncertain tax positions from deferred income tax liabilities, where they were classified under prior GAAP, to a separate current or noncurrent liability, depending on the nature of the tax position.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued during the first half of 2007 was not material, and at June 30, 2007 we had an aggregate of $3.8 million accrued for interest and penalties for our uncertain tax positions.

At June 30, 2007 we had approximately $15.0 million accrued for uncertain tax positions, which increased by approximately $.4 million during the first six months of 2007 due to the effects of changes in foreign currency exchange rates.  Of the $14.6 million reserve we had recognized at January 1, 2007, $14.0 million was reclassified from deferred income tax liabilities (where we classified such reserves prior to our adoption of FIN 48), and the remainder was accounted for as a reduction in our retained deficit in accordance with the transition provisions of the new standard.  In addition, the benefit associated with approximately $15.0 million of our reserve for uncertain tax positions at June 30, 2007 would, if recognized, affect our effective income tax rate.  We do not currently believe that the unrecognized tax benefits will change significantly within the next twelve months.

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

Fair Value Option - In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not only to specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment and the date SFAS No. 159 first becomes effective for the company.  If we elect to measure eligible items at fair value under the standard, we would be required to present certain additional disclosures for each item we elect. SFAS No. 159 becomes effective for us on January 1, 2008.  We have not yet determined which, if any, of our eligible items we will elect to be measured at fair value under the new standard.  Therefore, we are currently unable to determine the impact, if any, this standard will have on our consolidated financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Business and results of operations overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”).  TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products.  For the six months ended June 30, 2007, approximately three-fourths of our sales volumes were into European markets.  We believe we are the second largest producer of TiO2 in Europe with an estimated 20% share of European TiO2 sales volumes.  Our production facilities are located in Germany, Norway and Belgium.

We reported net income of $1.7 million in the second quarter of 2007 as compared to net income of $9.6 million in the second quarter of 2006.  For the first six months of 2007, we reported net income of $15.2 million, compared to net income of $23.0 million, in the first six months of 2006.  Our earnings declined from the 2006 periods to the 2007 periods primarily due to the net effects of lower income from operations in 2007, a charge from the redemption of our 8.875% Senior Secured Notes in 2006, certain income tax benefits we recognized in 2006 and a charge associated with the adjustment of certain German income tax attributes in 2007.

Our net income for the first six months of 2007 includes a second quarter charge of $8.7 million related to the adjustment of certain German income tax attributes.  Our net income in the first six months of 2006 includes (1) a second quarter charge related to the redemption of our 8.875% Senior Secured Notes of $22.3 million ($14.5 million, net of tax benefit) and (2) an aggregate income tax benefit of $11.5 million ($10.5 million for the second quarter of 2006) related to the withdrawal of certain income tax assessments previously made by the Belgian and Norwegian tax authorities and the favorable resolution of certain income tax issues related to our German and Belgian operation.

We expect to report a net loss for 2007 due primarily to the effect of a reduction in the enacted German income tax rates, as further discussed below.

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

Our key performance indicators are our TiO2 average selling prices, and our levels of TiO2 sales and production volumes.

Quarter ended June 30, 2007 compared to the
Quarter ended June 30, 2006 -

	Three months ended June 30,
	2006			2007
	(Dollars in millions)
	(As adjusted)

Net sales	$248.5	100%	%	$241.8	100%
Cost of sales	190.7	77%	%	192.0	79%
Gross margin	57.8	23%	%	49.8	21%
Other operating expenses, net	30.8	12%	%	29.0	12%
Income from operations	$27.0	11%	%	$20.8	9%

					%
					Change
Ti02 operating statistics:
Sales volumes*	98			90	(8)%
Production volumes*	89			87	(2)%

Percent change in net sales:
TiO2 product pricing					(3)%
TiO2 sales volumes					(8)%
TiO2 product mix					2%
Changes in currency exchange rates					6%

Total					(3)%
________________________________

* Thousands of metric tons

Net sales – Net sales decreased 3% or $6.7 million compared to the second quarter of 2006 due to an 8% decrease in sales volumes and a 3% decrease in average TiO2 selling prices, offset somewhat by the favorable effects of changes in currency exchange rates.  We estimate the favorable effect of changes in currency exchange rates increased our net sales by approximately $15 million, or 6%, compared to the same period in 2006.  We expect average selling prices in the second half of 2007 should be lower than the average selling price in the first half of 2007.

Sales volumes in the second quarter of 2007 were 8% lower compared to 2006 due to lower sales volumes to North America, partially offset by higher volumes in Europe and export markets.  Our sales volumes to North America have been impacted by a decrease in demand for TiO2.  We expect overall demand in Europe and export markets will continue to remain high for the remainder of the year and will be somewhat weaker in North America.

Cost of sales - Cost of sales increased $1.3 million in the second quarter of 2007 compared to 2006 due to lower production volumes, a slight increase in raw material costs and currency fluctuations (primarily the euro).  Cost of sales as a percentage of net sales increased to 79% in the second quarter of 2007 compared to 77% in the second quarter of 2006 due to the unfavorable effects of lower average TiO2 selling prices and production volumes.  TiO2 production volumes decreased 2% in the second quarter of 2007 compared to the same period in 2006.

Income from operations – Income from operations for the second quarter of 2007 declined by 23% to $20.8 million compared to the same period in 2006.  Income from operations as a percentage of net sales declined to 9% in the second quarter of 2007 from 11% in the same period for 2006.  This decrease is driven by the decline in gross margin, which fell to 21% for the second quarter of 2007 compared to 23% for the second quarter of 2006.  Our gross margin has decreased as pricing has not improved to offset the negative impact of lower sales and production volumes.  Changes in currency rates have positively affected our gross margin and income from operations.  We estimate the positive effect of changes in foreign currency exchange rates increased income from operations by approximately $2 million in the second quarter of 2007 as compared to the same period in 2006.

Other non-operating income (expense) – Interest expense decreased $3.2 million from $12.5 million in the second quarter of 2006 to $9.3 million in the second quarter of 2007 due to the redemption of the 8.875% Senior Secured Notes and the issuance of the 6.5% Senior Secured Notes in the second quarter of 2006.  Excluding the effect of currency exchange rates, we expect interest expense in the second half of 2007 to be consistent with the first half.

In April 2006, we issued our euro 400 million principal amount of 6.5% Senior Secured Notes, and used the proceeds to redeem our euro 375 million principal amount of 8.875% Senior Secured Notes.  We recognized a $22.3 million pre-tax interest charge ($14.5 million net of income tax benefit) in the second quarter of 2006 for the prepayment of the notes, representing (1) the call premium on the notes, (2) the write-off of deferred financing costs and (3) write off of the existing unamortized premium on the notes.

We have a significant amount of indebtedness denominated in the euro, primarily the 6.5% Senior Secured Notes.  The interest expense we recognize will vary with fluctuations in the euro exchange rate.

Provision for income taxes (benefit) – Our provision for income taxes was $15.2 million in the second quarter of 2007 compared to a benefit of $11.5 million in the same period last year.  Our provision for income taxes in the second quarter of 2007 includes an $8.7 million charge related to the adjustment of certain German income tax attributes.  See Note 6 to our Condensed Consolidated Financial Statements.  The income tax benefit in 2006 is primarily due to a $9.5 million reduction in our income tax contingency reserves related to favorable developments with income tax audits for our Belgian and Norwegian operations and a $1 million benefit associated with favorable developments with certain income tax issues related to our Belgian and German operations.  See Note 6 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense to our actual tax expense (benefit).

In July 2007, Germany enacted certain changes in their income tax laws.  The most significant change for us is the reduction of the German corporate and trade income tax rates.  We have a significant net deferred income tax asset in Germany, primarily related to the benefit associated with our corporate and trade tax net operating loss carryforwards.  We measure our net deferred taxes using the applicable enacted tax rates, and the effect of any change in the applicable enacted tax rate is recognized in the period of enactment.  Accordingly, we estimate we will report a decrease in our net deferred tax asset in Germany of approximately $89 million in the third quarter of 2007.  This decrease will be reported as a component of our income tax expense.

Six months ended June 30, 2007 compared to the
six months ended June 30, 2006 -

	Six months ended June 30,
	2006			2007
	(Dollars in millions)
	(As adjusted)

Net sales	$457.1	100%	%	$469.2	100%
Cost of sales	345.8	76%	%	364.8	78%
Gross margin	111.3	24%	%	104.4	22%
Other operating expenses, net	58.0	13%	%	58.3	12%
Income from operations	$53.3	11%	%	$46.1	10%

					%
					Change
TiO2 operating statistics:
Sales volumes*	181			174	(4)%
Production volumes*	174			178	2%

Percent change in net sales:
TiO2 product pricing					(2)%
TiO2 sales volumes					(4)%
TiO2 product mix					2%
Changes in currency exchange rates					7%

Total					3%

* Thousands of metric tons

Net sales – Net sales increased 3% or $12.1 million compared to the six months ended June 30, 2006, as the favorable effect of changes in currency exchange rates more than offset the unfavorable impact of a 2% decrease in average prices and a 4% decrease in sales volumes.  We estimate the favorable effect of changes in currency exchange rates increased our net sales by approximately $31 million, or 7%, compared to the same period in 2006.

Our 4% decrease in sales volumes in the six months ended June 30, 2007 is primarily due to the net effect of higher sales volumes in Europe and export markets and lower sales volumes in North America.

Cost of sales - Cost of sales increased $19 million or 5% in the six months ended June 30, 2007, compared to the same period in 2006, due to the net effect of a 1% increase in raw material and utility costs (primarily energy costs), higher production volumes and currency fluctuations (primarily the euro).  The cost of sales percentage of net sales increased to 78% in the six months ended June 30, 2007, compared to 76% in the same period of 2006 as the unfavorable effect of higher raw material and other operating costs (including energy costs) and lower average selling prices more than offset the favorable effect of higher production volumes. TiO2 production volumes increased 2% in the first six months of 2007 compared to the same period in 2006, and our operating rates were near full capacity in both periods.  Production volumes were a record for the first six months of 2007.

Income from operations – Income from operations for the six months ended June 30, 2007 declined by 13% to $46.1 million compared to the same period in 2006, the income from operations as a percentage of net sales declined to 10% in the six months ended June 30, 2007 from 11% in the same period for 2006.  The decline in income from operations is driven by the decline in gross margin, which fell to 22% in 2007 compared to 24% in 2006.  Our gross margin has decreased as pricing has not improved to offset the negative impact of higher raw materials and energy costs and lower sales volumes.  Changes in currency rates have positively affected our gross margin and income from operations.   We estimate the favorable effect of changes in foreign currency exchange rates increased income from operations by approximately $4 million.

Other non-operating income (expense) – Interest expense decreased $4.4 million from $22.8 million for the six months ended June 30, 2006 to $18.4 million in the same 2007 period primarily due to the redemption of the 8.875% Senior Secured Notes and the issuance of the 6.5% Senior Secured Notes in the second quarter of 2006.

Provision for income taxes(benefit) – Our provision for income taxes was $23.1 million in the first six months of 2007 compared to an income tax benefit of $4.0 million in the same period last year.  Our provision for income taxes in 2007 includes a second quarter $8.7 million charge related to the adjustment of certain German income tax attributes.  See Note 6 to our Condensed Consolidated Financial Statements.  The income tax benefit in 2006 is primarily due to a $9.5 million reduction in our income tax contingency reserves related to favorable developments with income tax audits for our Belgian and Norwegian operations and a $2 million benefit associated with favorable developments with certain income tax issues related to our Belgian and German operations.  See Note 6 to our Condensed Consolidated Financial Statements for a tabular reconciliation of the statutory tax expense to our actual tax expense (benefit).

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

	Three months ended June 30, 2007 vs. 2006	Six months ended June 30, 2007 vs. 2006
	Increase, in millions
Impact on:
Net sales	$15	$31
Income from operations	$2	$4

Outlook

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

In addition, as discussed above we expect to report a net loss for 2007 due primarily to the effect of a reduction in the enacted German income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows as a result of our operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Our cash flows from operating activities in the first six months of 2007 provided $20.2 million, compared to $10.4 million used in the first six months of 2006.  This $30.6 million net increase in the amount of cash provided by operating activities was due primarily to the net effects of the following:
•	The $20.9 million call premium we paid in 2006 when we prepaid our 8.875% Senior Secured Notes, which GAAP requires to be included in the determination of cash flows from operating activities;
•	Lower cash paid for income taxes in 2007 of $15.6 million due in part to the 2006 payment of certain income taxes associated with the settlement of prior year income tax audits;
•	Lower income from operations in 2007 of $7.2 million; and
•
Lower net cash used by relative changes in our inventories, receivables, payables and accruals of $.1 million in the first six months of 2007 as compared to the first six months of 2006, due primarily to relative timing differences in our cash payment to affiliates for the purchase of TiO2 feedstock and relative changes in our inventory levels, as discussed below.

Changes in working capital were affected by accounts receivable and inventory changes.  Our average days sales outstanding (“DSO”) increased from 61 days at December 31, 2006 to 71 days at June 30, 2007.  For comparative purposes, our average DSO increased from 52 days at December 31, 2005 to 60 days at June 30, 2006.  While our average days sales in inventory (“DSI”) decreased from 55 days at December 31, 2006 to 52 days at June 30, 2007, relative changes in our inventory used $11.2 million of operating cash flows in the first six months of 2007 due to the impact of increasing costs and currency fluctuations.  For comparative purposes, our average DSI decreased to 44 days at June 30, 2006 from 56 days at December 31, 2005.

Investing activities

Our capital expenditures of $12.2 million and $13.8 million in the six months ended June 30, 2006 and 2007, respectively, were primarily for improvements and upgrades to existing facilities.

Financing activities

We paid a cash dividend of $22.7 million to Kronos from available cash on hand in the second quarter of 2007.

Outstanding debt obligations

At June 30, 2007, our consolidated debt was comprised of:
•	euro 400 million principal amount of our 6.5% Senior Secured Notes ($535.6 million at June 30, 2007) due in 2013;
•	Approximately $5.0 million of other indebtedness.

Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to its stated maturity for reasons other than defaults for failure to comply with applicable covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  We are in compliance with all of our debt covenants at June 30, 2007.  See Note 5 to the Condensed Consolidated Financial Statements.

Our assets consist primarily of investments in operating subsidiaries, and our ability to service parent level obligations, including the Senior Secured Notes, depends in large part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligations or otherwise.  None of our subsidiaries have guaranteed the Senior Secured Notes, although we have pledged 65% of the common stock or other ownership interests of certain of our first-tier operating subsidiaries as collateral for the Senior Secured Notes.

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

At June 30, 2007, unused credit available under all of our existing credit facilities was approximately $107 million.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our future obligations including operations, capital expenditures, debt service and current dividend policy.  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We intend to spend approximately $45 million for major improvements and upgrades to our existing facilities during 2007, including the $13.8 million we have spent through June 30, 2007.

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

Recent accounting pronouncements

See Note 10 to the Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report.  There have been no changes in our critical accounting policies during the first six months of 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including foreign currency exchange rates, interest rates and security prices.  For a discussion of such market risk items, refer to Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2006 Annual Report.  There have been no material changes in these market risks during the first six months of 2007.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a – 15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2007.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of June 30, 2007.

Internal Control over Financial Reporting

We also maintain internal control over financial reporting.  The term “internal control over financial reporting,” as defined by Exchange Act Rule 13a – 15(f), means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.                      Legal Proceedings

Refer to Note 9 of the Condensed Consolidated Financial Statements and to the 2006 Annual Report for descriptions of certain legal proceedings.

Item 1A.                      Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2006 Annual report.  There have been no material changes to such risk factors during the six months ended June 30, 2007.

Item 6.                           Exhibits

31.1 - Certification

31.2 - Certification

32.1 - Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                KRONOS INTERNATIONAL, INC.
                                                                   (Registrant)

Date August 6, 2007	/s/ Gregory M. Swalwell
Gregory M. Swalwell
Vice President, Finance and Chief Financial Officer, (Principal Financial Officer)

Date August 6, 2007	/s/ Tim C. Hafer
Tim C. Hafer
Vice President and Controller (Principal Accounting Officer)