Form 10-Q
period 2007-11-05
KRONOS INTERNATIONAL INC
filed 2007-11-05
CIK 1176236

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007
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

Number of shares of the Registrant's common stock outstanding on October 31, 2007: 2,968.

The Registrant is a wholly owned subsidiary of Kronos Worldwide, Inc. (File No. 1-31763) and meets the conditions set forth in General Instructions H(1)(a) and H(1)(b) of Form 10-Q for reduced disclosure format.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page
		number

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	December 31, 2006; September 30, 2007 (Unaudited)	3

	Condensed Consolidated Statements of Operations (Unaudited) -
	Three and nine months ended September 30, 2006 (As adjusted);
	Three and nine months ended September 30, 2007	5

	Condensed Consolidated Statement of Stockholder’s
	Equity and Comprehensive Income (Loss) (Unaudited)-
	Nine months ended September 30, 2007	6

	Condensed Consolidated Statements of Cash Flows (Unaudited) -
	Nine months ended September 30, 2006 (As adjusted);
	Nine months ended September 30, 2007	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	21

Item 4.	Controls and Procedures	22

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 6.	Exhibits	23

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,	September 30,
	2006	2007
		(Unaudited)

Current assets:
Cash and cash equivalents	$52.8	$84.9
Restricted cash	1.5	1.1
Accounts and other receivables, net	154.6	198.5
Inventories, net	195.1	216.7
Prepaid expenses and other	3.9	4.9

Total current assets	407.9	506.1

Other assets:
Deferred financing costs, net	8.8	8.2
Restricted marketable debt securities	2.8	3.2
Deferred income taxes	264.4	192.3
Other	1.1	.8

Total other assets	277.1	204.5

Property and equipment:
Land	34.3	36.6
Buildings	156.8	169.9
Equipment	740.7	804.5
Mining properties	82.1	93.7
Construction in progress	15.6	35.4

	1,029.5	1,140.1
Less accumulated depreciation and amortization	633.9	717.5

Net property and equipment	395.6	422.6

Total assets	$1,080.6	$1,133.2

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDER’S EQUITY	December 31, 2006	September 30, 2007
		(Unaudited)

Current liabilities:
Current maturities of long-term debt	$.9	$1.0
Accounts payable and accrued liabilities	125.5	163.9
Income taxes	10.1	25.8
Deferred income taxes	1.8	1.1

Total current liabilities	138.3	191.8

Noncurrent liabilities:
Long-term debt	528.9	568.1
Deferred income taxes	14.4	15.6
Accrued pension costs	172.8	184.5
Other	14.7	29.5

Total noncurrent liabilities	730.8	797.7

Stockholder’s equity:
Common stock	.3	.3
Additional paid-in capital	1,944.2	1,944.2
Retained deficit	(1,314.6)	(1,403.6)
Notes receivable from affiliates	(209.5)	(209.5)
Accumulated other comprehensive loss	(208.9)	(187.7)

Total stockholder’s equity	211.5	143.7

Total liabilities and stockholder’s equity	$1,080.6	$1,133.2

Commitments and contingencies (Notes 6 and 9)

        See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(As adjusted)		(As adjusted)
	(Unaudited)

Net sales	$233.8	$246.0	$690.9	$715.2
Cost of sales	181.2	193.8	527.0	558.6

Gross margin	52.6	52.2	163.9	156.6

Selling, general and administrative expense	29.4	31.6	87.3	92.4
Other operating income (expense), net	1.6	(.4)	1.5	2.1

Income from operations	24.8	20.2	78.1	66.3

Other income (expense):
Interest income	5.3	5.8	16.1	16.4
Loss on prepayment of debt	-	-	(22.3)	-
Interest expense	(9.0)	(9.4)	(31.8)	(27.8)

Income before income taxes	21.1	16.6	40.1	54.9

Provision for income taxes	11.7	97.6	7.7	120.7

Net income (loss)	$9.4	$(81.0)	$32.4	$(65.8)

        See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)

Nine months ended September 30, 2007

(In millions)

		Additional		Notes receivable	Accumulated other	Total
	Common stock	paid-in capital	Retained deficit	from affiliates	comprehensive income (loss)	stockholder’s equity	Comprehensive loss
	(Unaudited)

Balance at December 31, 2006	$.3	$1,944.2	$(1,314.6)	$(209.5)	$(208.9)	$211.5

Net loss	-	-	(65.8)	-	-	(65.8)	$(65.8)

Other comprehensive income, net	-	-	-	-	21.2	21.2	21.2

Dividends	-	-	(22.7)	-	-	(22.7)	-

Change in accounting - FIN No. 48	-	-	(.5)	-	-	(.5)	-

Balance at September 30, 2007	$.3	$1,944.2	$(1,403.6)	$(209.5)	$(187.7)	$143.7

Comprehensive loss							$(44.6)

        See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine months ended September 30,
	2006	2007
	(As adjusted)
	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$32.4	$(65.8)
Depreciation and amortization	27.2	30.5
Loss on prepayment of debt	22.3	-
Call premium paid on prepayment of debt	(20.9)	-
Deferred income taxes	(6.0)	99.0
Defined benefit pension plan expense greater than cash funding	2.9	5.0
Other, net	2.3	3.6
Change in assets and liabilities:
Accounts and other receivables, net	(37.7)	(30.4)
Inventories	26.8	(6.2)
Prepaid expenses	(2.5)	(.5)
Accounts payable and accrued liabilities	18.2	16.9
Income taxes	(3.4)	14.4
Accounts with affiliates	(15.9)	10.2
Other, net	(3.2)	(1.3)

Net cash provided by operating activities	42.5	75.4

Cash flows from investing activities:
Capital expenditures	(24.7)	(25.4)
Change in restricted cash, net	.5	.6
Other, net		.1

Net cash used in investing activities	(24.2)	(24.7)

Cash flows from financing activities:
Indebtness:
Borrowings	498.5	-
Principal payments on indebtedness	(470.6)	-
Deferred financing costs paid	(8.9)	-
Dividends paid	(26.1)	(22.7)

Net cash used in financing activities	(7.1)	(22.7)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	11.2	28.0
Currency translation	2.5	4.1
Cash and cash equivalents at beginning of period	63.3	52.8

Cash and cash equivalents at end of period	$77.0	$84.9

Supplemental disclosures - cash paid for:
Interest, net of amounts capitalized	$14.9	$17.8
Income taxes, net	17.8	8.0

        See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

Note 1 -                           Organization and basis of presentation:

Organization – We are a wholly-owned subsidiary of Kronos Worldwide, Inc. ("Kronos") (NYSE: KRO).  We are incorporated in the state of Delaware, U.S.A., with our seat of management in Leverkusen, Germany.  At September 30, 2007, Valhi, Inc. (NYSE: VHI) held approximately 59% of Kronos’ outstanding common stock and NL Industries, Inc. (NYSE:NL) held an additional 36% of Kronos’ common stock.  Valhi owns approximately 83% of NL’s outstanding common stock.  Approximately 93% of Valhi’s outstanding common stock is held by Contran Corporation and its subsidiaries.  Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is sole trustee), or is held directly by Mr. Simmons or other persons or related companies to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of these companies.

Basis of presentation– The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006 that we filed with the Securities and Exchange Commission (“SEC”) on March 13, 2007 (the “2006 Annual Report”), except as disclosed in Note 10.  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2006 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2006) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim periods ended September 30, 2007 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2006 Consolidated Financial Statements contained in our 2006 Annual Report.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to Kronos International, Inc. and its subsidiaries taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31, 2006	September 30, 2007
	(In millions)

Trade receivables	$137.3	$172.3
Recoverable VAT and other receivables	15.7	25.2
Refundable income taxes	1.4	.9
Receivable from affiliates:
Kronos Canada	1.4	1.9
Other	.2	-
Allowance for doubtful accounts	(1.4)	(1.8)

Total	$154.6	$198.5

Note 3 -                           Inventories, net:

	December 31, 2006	September 30, 2007
	(In millions)

Raw materials	$37.2	$51.1
Work in process	18.6	11.5
Finished products	100.7	108.2
Supplies	38.6	45.9

Total	$195.1	$216.7

Note 4 -                           Accounts payable and accrued liabilities:

	December 31, 2006	September 30, 2007
	(In millions)

Accounts payable	$65.9	$64.3
Employee benefits	17.1	20.2
Accrued sales discounts and rebates	5.8	17.6
Payable to affiliate – Kronos (US), Inc.	10.2	20.3
Accrued interest	7.3	17.0
Other	19.2	24.5

Total	$125.5	$163.9

Note 5 - Long-term debt:

	December 31, 2006	September 30, 2007
	(In millions)

6.5% Senior Secured Notes	$525.0	$563.6
Other	4.8	5.5

Total debt	529.8	569.1
Less current maturities	.9	1.0

Total long-term debt	$528.9	$568.1

Note 6 - Income taxes:

	Nine months ended September 30,
	2006	2007
	(As adjusted)
	(In millions)

Expected tax expense, at U.S. federal statutory income tax rate of 35%	$14.0	$19.2
Non-U.S. tax rates	(.9)	(.3)
Nondeductible expenses	2.3	2.0
Change in reserve for uncertain tax positions	(8.1)	.3
German tax rate change	-	90.8
German tax attribute adjustment	-	8.7
Other, net	.4	-

Total	$7.7	$120.7

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

In July 2007, Germany enacted certain changes in their income tax laws.  The most significant change is the reduction of the German corporate and trade income tax rates.  We have a significant net deferred income tax asset in Germany, primarily related to the benefit associated with our corporate and trade tax net operating loss carryforwards.  We measure our net deferred taxes using the applicable enacted tax rates, and the effect of any change in the applicable enacted tax rate is recognized in the period of enactment.  Accordingly, we are reporting a decrease in our net deferred tax asset in Germany of $90.8 million in the third quarter of 2007, which is recognized as a component of our provision for income taxes.

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

Note 7 – Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(In millions)

Service cost	$1.4	$1.4	$4.1	$4.1
Interest cost	3.8	4.7	11.1	13.2
Expected return on plan assets	(2.8)	(2.9)	(8.2)	(8.5)
Amortization of prior service cost	.1	.2	.3	.4
Amortization of net transition obligations	.1	-	.2	.1
Recognized actuarial losses	1.9	1.7	5.7	5.4

Total	$4.5	$5.1	$13.2	$14.7

Contributions – We expect our 2007 contributions for our pension plans to be consistent with the amounts we disclosed in our 2006 Annual Report.

Note 8 – Other noncurrent liabilities:

	December 31, 2006	September 30, 2007
	(In millions)

Reserve for uncertain tax positions	$-	$14.4
Employee benefits	6.9	7.4
Insurance claims and expenses	1.5	1.2
Other	6.3	6.5

Total	$14.7	$29.5

Our reserve for uncertain tax positions is discussed in Note 10.

Note 9 – Commitments and contingencies:

Litigation matters– From time-to-time we are involved in various environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our operations.  In certain cases, we have insurance coverage for these items.  We currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations or liquidity beyond the accruals we have already provided for.

Please refer to our 2006 Annual Report for a discussion of certain other legal proceedings to which we are a party.

Note 10 – Recent accounting pronouncements:

Uncertain Tax Positions.                                                                On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) FASB Interpretation (“FIN”) No. 48, Accounting for Uncertain Tax Positions.  FIN 48 clarifies when and how much of a benefit we can recognize in our consolidated financial statements for certain positions taken in our income tax returns under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves.  Among other things, FIN 48 prohibits us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.  FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard; our prior income tax accounting policies had already complied with this aspect of the new standard.  We are also required to reclassify any reserves we have for uncertain tax positions from deferred income tax liabilities, where they were classified under prior GAAP, to a separate current or noncurrent liability, depending on the nature of the tax position.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued during the first nine months of 2007 was not material, and at September 30, 2007 we had an aggregate of $3.5 million accrued for interest and penalties for our uncertain tax positions.

At September 30, 2007 we had approximately $14.4 million accrued for uncertain tax positions, which decreased by approximately $.2 million during the first nine months of 2007 due primarily to the effects of changes in German tax rates.  Of the $14.6 million reserve we had recognized at January 1, 2007, $14.1 million was reclassified from deferred income tax liabilities (where we classified such reserves prior to our adoption of FIN 48), and the remainder was accounted for as a reduction in our retained deficit in accordance with the transition provisions of the new standard.  In addition, the benefit associated with approximately $14.4 million of our reserve for uncertain tax positions at September 30, 2007 would, if recognized, affect our effective income tax rate.  We do not currently believe that the unrecognized tax benefits will change significantly within the next twelve months.

We file income tax returns in various foreign jurisdictions, principally in Germany, Belgium and Norway.  Because we are incorporated in the state of Delaware, we also file income tax returns in various U.S. federal, state and local jurisdictions.  Our foreign income tax returns are generally considered closed to examination for years prior to 2002 for Germany and Belgium and 1997 for Norway.  Our domestic income tax returns prior to 2004 are generally considered closed to examination by applicable tax authorities.

Fair Value Option - In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not only to specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment and the date SFAS No. 159 first becomes effective for the company.  If we elect to measure eligible items at fair value under the standard, we would be required to present certain additional disclosures for each item we elect.  SFAS No. 159 becomes effective for us on January 1, 2008.  We have not yet determined which, if any, of our eligible items we will elect to be measured at fair value under the new standard.  Therefore, we are currently unable to determine the impact, if any, this standard will have on our consolidated financial position or results of operations.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Business and results of operations overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”).  TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products.  For the nine months ended September 30, 2007, approximately three-fourths of our sales volumes were into European markets.  We believe we are the second largest producer of TiO2 in Europe with an estimated 20% share of European TiO2 sales volumes.  Our production facilities are located in Germany, Norway and Belgium.

We reported a net loss of $81.0 million in the third quarter of 2007 as compared to net income of $9.4 million in the third quarter of 2006.  For the first nine months of 2007, we reported a net loss of $65.8 million, compared to net income of $32.4 million, in the first nine months of 2006.  Our earnings declined from the 2006 periods to the 2007 periods primarily due to the net effects of a charge resulting from the effect of the enactment of legislation reducing the German income tax rates beginning in 2008, lower income from operations in 2007, a charge from the redemption of our 8.875% Senior Secured Notes in 2006, certain income tax benefits we recognized in 2006 and a charge associated with the adjustment of certain German income tax attributes in 2007.

Our net loss for the first nine months of 2007 includes (i) a third quarter charge of $90.8 million relating to a decrease in our net deferred income tax asset in Germany, resulting from the reduction in the German income tax rates, and (ii) a second quarter charge of $8.7 million related to the adjustment of certain German income tax attributes.  Our net income in the first nine months of 2006 includes (i) a second quarter charge related to the redemption of our 8.875% Senior Secured Notes of $22.3 million ($14.5 million, net of tax benefit) and (ii) an aggregate income tax benefit of $8.1 million ($3.4 million expense for the third quarter of 2006) related to the withdrawal of certain income tax assessments previously made by the Belgian and Norwegian tax authorities and the favorable resolution of certain income tax issues related to our German and Belgian operation.

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

Quarter ended September 30, 2007 compared to the
Quarter ended September 30, 2006 -

	Three months ended September 30,
	2006		2007
	(Dollars in millions)
	(As adjusted)

Net sales	$233.8	100%	$246.0	100%
Cost of sales	181.2	77	193.8	79
Gross margin	52.6	23	52.2	21
Other operating expenses, net	27.8	12	32.0	13
Income from operations	$24.8	11%	$20.2	8%

				%
				Change
Ti02 operating statistics:
Sales volumes*	89		92	3%
Production volumes*	84		89	6%

Percent change in net sales:
TiO2 product pricing				(4)%
TiO2 sales volumes				3
TiO2 product mix				1
Changes in currency exchange rates				5

Total				5%
________________________________

* Thousands of metric tons

Net sales – Net sales increased 5% or $12.2 million compared to the third quarter of 2006 due to an 3% increase in sales volumes and the favorable effects of changes in currency exchange rates offset somewhat by a 4% decrease in average TiO2 selling prices.  We estimate the favorable effect of changes in currency exchange rates increased our net sales by approximately $12 million, or 5%, compared to the same period in 2006.  We expect average selling prices in the fourth quarter of 2007 to be consistent with the average selling price in the third quarter of 2007.

Sales volumes in the third quarter of 2007 were 3% higher compared to 2006 due to higher sales volumes to export markets, partially offset by lower volumes in North America.  We expect our sales volumes in the fourth quarter of 2007 to be lower than the third quarter of 2007.  We expect our sales volumes for the full year 2007 to be consistent with 2006.

Cost of sales - Cost of sales increased $12.6 million in the third quarter of 2007 compared to 2006 due to higher sales volumes and the effects of changes in currency exchange rates.  Cost of sales as a percentage of net sales increased to 79% in the third quarter of 2007 compared to 77% in the third quarter of 2006 due primarily to the unfavorable effects of lower average TiO2 selling prices.  TiO2 production volumes increased 6% in the third quarter of 2007 compared to the same period in 2006.

Income from operations – Income from operations for the third quarter of 2007 declined by 19% to $20.2 million compared to the same period in 2006.  Income from operations as a percentage of net sales declined to 8% in the third quarter of 2007 from 11% in the same period for 2006.  This decrease is driven by the decline in gross margin, which fell to 21% for the third quarter of 2007 compared to 23% for the third quarter of 2006.  Our gross margin has decreased as pricing has not improved to offset the negative impact of currency exchange rates.  This decrease was partially offset by higher sales volumes.  Changes in currency rates have negatively affected our gross margin and income from operations.  We estimate the negative effect of changes in foreign currency exchange rates decreased income from operations by approximately $2 million in the third quarter of 2007 as compared to the same period in 2006.

Other non-operating income (expense) – Interest expense increased $.4 million from $9.0 million in the third quarter of 2006 to $9.4 million in the third quarter of 2007 due to effects of currency exchange rates, primarily the euro.  Excluding the effect of currency exchange rates, we expect interest expense in the fourth quarter of 2007 to be consistent with the third quarter of 2007.

We have a significant amount of indebtedness denominated in the euro, primarily the 6.5% Senior Secured Notes.  The interest expense we recognize will vary with fluctuations in the euro exchange rate.

Provision for income taxes – Our provision for income taxes was $97.6 million in the third quarter of 2007 compared to a provision of $11.7 million in the same period last year.  Our provision for income taxes in the third quarter of 2007 includes a $90.8 million charge related to the reduction of our net deferred tax asset in Germany resulting from the enactment of legislation reducing the German income tax rates (see Note 6 to our Condensed Consolidated Financial Statements).  Our income tax expense for the third quarter 2006 includes an aggregate provision for income taxes of $3.4 million, principally for unfavorable developments with respect to ongoing income tax audits in Germany.

Nine months ended September 30, 2007 compared to the
nine months ended September 30, 2006 -

	Nine months ended September 30,
	2006		2007
	(Dollars in millions)
	(As adjusted)

Net sales	$690.9	100%	$715.2	100%
Cost of sales	527.0	76	558.6	78
Gross margin	163.9	24	156.6	22
Other operating expenses, net	85.8	13	90.3	13
Income from operations	$78.1	11%	$66.3	9%

				%
				Change
TiO2 operating statistics:
Sales volumes*	270		266	(1)%
Production volumes*	258		267	3%

Percent change in net sales:
TiO2 product pricing				(3)%
TiO2 sales volumes				(1)
TiO2 product mix				1
Changes in currency exchange rates				6

Total				3%

* Thousands of metric tons

Net sales – Net sales increased 4% or $24.3 million compared to the nine months ended September 30, 2006, as the favorable effect of changes in currency exchange rates more than offset the unfavorable impact of a 3% decrease in average prices and a 1% decrease in sales volumes.  We estimate the favorable effect of changes in currency exchange rates increased our net sales by approximately $43 million, or 6%, compared to the same period in 2006.

Our 1% decrease in sales volumes in the nine months ended September 30, 2007 is primarily due to the net effect of lower sales volumes in North America and higher sales volumes in Europe and export markets.

Cost of sales - Cost of sales increased $31.6 million or 6% in the nine months ended September 30, 2007, compared to the same period in 2006, due to the net effects of a an increase in manufacturing costs, higher production volumes and the effects of currency exchange rates.  Cost of sales as a percentage of net sales increased to 78% in the nine months ended September 30, 2007, compared to 76% in the same period of 2006 as the unfavorable effects of higher manufacturing costs and lower average selling prices more than offset the favorable effect of higher production volumes. TiO2 production volumes increased 3% in the first nine months of 2007 compared to the same period in 2006, and our operating rates were near full capacity in both periods.

Income from operations – Income from operations for the nine months ended September 30, 2007 declined by 15% to $66.3 million compared to the same period in 2006.  Income from operations as a percentage of net sales declined to 9% in the nine months ended September 30, 2007 from 11% in the same period for 2006.  The decline in income from operations is driven by the decline in gross margin, which fell to 22% in 2007 compared to 24% in 2006.  Our gross margin has decreased as pricing has not improved to offset the impact of higher manufacturing costs, partially offset by higher production volumes.  Changes in currency rates have affected our gross margin and income from operations.   We estimate the favorable effect of changes in foreign currency exchange rates increased income from operations by approximately $3 million.

Other non-operating income (expense) – Interest expense decreased $4 million from $31.8 million for the nine months ended September 30, 2006 to $27.8 million in the same 2007 period primarily due to the redemption of the 8.875% Senior Secured Notes and the issuance of the 6.5% Senior Secured Notes in the second quarter of 2006.

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

Provision for income taxes– Our provision for income taxes was $120.7 million in the first nine months of 2007 compared to an income tax provision of $7.7 million in the same period last year.  Our provision for income taxes in 2007 includes a third quarter $90.8 million charge related to the reduction of our net deferred tax asset in Germany resulting from the enactment of legislation reducing the German income tax rates (see Note 6 to our Condensed Consolidated Financial Statements), and a second quarter $8.7 million charge related to the adjustment of certain German income tax attributes.

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

See Note 6 to our Condensed Consolidated Financial Statements for a tabular reconciliation of the statutory tax expense to our actual tax expense.

Currency exchange

We have substantial operations and assets located outside the United States (primarily in Germany, Belgium and Norway).  The majority of our foreign operations’ sales are denominated in foreign currencies, principally the euro and other major European currencies. A portion of our sales generated from our foreign operations are denominated in the U.S. dollar.  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies.  Consequently, the translated U.S. dollar value of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results.  Overall, fluctuations in foreign currency exchange rates had the following effects on our net sales and income from operations in 2007 as compared to 2006.

	Three months ended September 30, 2007 vs. 2006	Nine months ended September 30, 2007 vs. 2006
	Increase (decrease), in millions

Impact on:
Net sales	$12	$43
Income from operations	$(2)	$3

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

We expect income from operations in the fourth quarter of 2007 will be lower than 2006.  Our expectations as to the future of the TiO2 industry are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier than expected capacity additions and technological advances.  If actual developments differ from our expectations, our results of operations could be unfavorably affected.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows as a result of our operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Our cash flows from operating activities in the first nine months of 2007 provided $75.4 million, compared to $42.5 million in the first nine months of 2006.  This $32.9 million net increase in the amount of cash provided by operating activities was due primarily to the net effects of the following items:
•	Lower income from operations in 2007 of $11.8 million;
•	The $20.9 million call premium we paid in 2006 when we prepaid our 8.875% Senior Secured Notes, which GAAP requires to be included in the determination of cash flows from operating activities;
•
Lower net cash used by relative changes in our inventories, receivables, payables and accruals of $5.0 million in the first nine months of 2007 as compared to the first nine months of 2006, due primarily to relative timing differences in our cash payment to affiliates for the purchase of TiO2 feedstock and relative changes in our inventory levels, as discussed below; and

•	Lower cash paid for income taxes in 2007 of $9.8 million due in part to the 2006 payment of certain income taxes associated with the settlement of prior year income tax audits.

Changes in working capital were affected by accounts receivable and inventory changes.  Our average days sales outstanding (“DSO”) increased from 61 days at December 31, 2006 to 72 days at September 30, 2007.  For comparative purposes, our average DSO increased from 52 days at December 31, 2005 to 65 days at September 30, 2006.  While our average days sales in inventory (“DSI”) decreased from 55 days at December 31, 2006 to 50 days at September 30, 2007, relative changes in our inventory used $6.2 million of operating cash flows in the first nine months of 2007 due to the impact of increasing costs and currency fluctuations.  For comparative purposes, our average DSI decreased to 41 days at September 30, 2006 from 56 days at December 31, 2005.

Investing activities

Our capital expenditures of $24.7 million and $25.4 million in the nine months ended September 30, 2006 and 2007, respectively, were primarily for improvements and upgrades to existing facilities.

Financing activities

We paid a cash dividend of $22.7 million to Kronos from available cash on hand in the second quarter of 2007.

Outstanding debt obligations

At September 30, 2007, our consolidated debt was comprised of:
•	euro 400 million principal amount of our 6.5% Senior Secured Notes ($563.6 million at September 30, 2007) due in 2013;
•	Approximately $5.5 million of other indebtedness.

Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to its stated maturity for reasons other than defaults for failure to comply with applicable covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  We are in compliance with all of our debt covenants at September 30, 2007.  See Note 5 to the Condensed Consolidated Financial Statements.

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

At September 30, 2007, unused credit available under all of our existing credit facilities was approximately $109 million.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our future obligations including operations, capital expenditures, debt service and current dividend policy.  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We intend to spend approximately $45 million for major improvements and upgrades to our existing facilities during 2007, including the $25.4 million we have spent through September 30, 2007.

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

Recent accounting pronouncements

See Note 10 to the Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report.  There have been no changes in our critical accounting policies during the first nine months of 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including foreign currency exchange rates, interest rates and security prices.  For a discussion of such market risk items, refer to Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2006 Annual Report.  There have been no material changes in these market risks during the first nine months of 2007.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a – 15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2007.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of September 30, 2007.

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
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are made only in accordance with authorizations of our management and directors, and

•
Provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of our assets that could have a material effect on our Condensed Consolidated Financial Statements.

As permitted by the SEC, our assessment of internal control over financial reporting excludes (i) internal control over financial reporting of our equity method investees and (ii) internal control over the preparation of our financial statement schedules required by Article 12 of Regulation S-X.

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.                      Legal Proceedings

Refer to Note 9 of the Condensed Consolidated Financial Statements and to our 2006 Annual Report for descriptions of certain legal proceedings.

Item 1A.                      Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2006 Annual report.  There have been no material changes to such risk factors during the nine months ended September 30, 2007.

Item 6.                           Exhibits.

       Exhibit No.

31.1 - Certification

31.2 - Certification

32.1 - Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                KRONOS INTERNATIONAL, INC.          (Registrant)

Date   November 5, 2007                                                                           By /s/ Gregory M. Swalwell
   Gregory M. Swalwell
   Vice President, Finance and
Chief Financial Officer
   (Principal Financial Officer)

Date   November 5, 2007                                                                           By /s/ Tim C. Hafer
   Tim C. Hafer
   Vice President and Controller
   (Principal Accounting Officer)