Form 10-K
period 2007-12-31
KRONOS INTERNATIONAL INC
filed 2008-03-12
CIK 1176236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934:
For the fiscal year ended December 31, 2007
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

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No

Whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).  Large accelerated filer     Accelerated filer     Non-accelerated filer  X  Smaller reporting company

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes        No  X

No common stock was held by nonaffiliates of the Registrant as of June 30, 2007 (the last business day of the Registrant's most recently-completed second fiscal quarter).

As of February 29, 2008, 2,968 shares of the Registrant's common stock were outstanding.

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

•	Changes in raw material and other operating costs (such as energy costs)
•	The possibility of labor disruptions
•	General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2)
•	Competitive products and substitute products
•	Customer and competitor strategies
•	Potential consolidation of our competitors
•	The impact of pricing and production decisions
•	Competitive technology positions
•	The introduction of trade barriers
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro and the Norwegian kroner)
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions)
•	The timing and amounts of insurance recoveries
•	Our ability to renew or refinance credit facilities
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters
•	The ultimate ability to utilize income tax attributes, the benefits of which have been recognized under the more-likely-than-not recognition criteria
•	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities)
•	Government laws and regulations and possible changes therein
•	The ultimate resolution of pending litigation
•	Possible future litigation

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

General

Kronos International, Inc., a Delaware corporation, is registered in the Commercial Register of the Federal Republic of Germany.  We are a wholly-owned subsidiary of Kronos Worldwide, Inc. (NYSE: KRO; “Kronos”).  At December 31, 2007, (i) Valhi, Inc. (NYSE: VHI) held approximately 59% of Kronos’ common stock and NL Industries, Inc. (NYSE: NL) held an additional 36% of Kronos’ common stock, (ii) Valhi held 83% of NL’s outstanding common stock and (iii) a subsidiary of Contran Corporation held approximately 93% of Valhi’s outstanding common stock.  Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain descendants of Harold C. Simmons (of which Mr. Simmons is trustee), or is held by persons or other entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control all of these companies.

Our principal place of business is in Leverkusen, Germany.    We conduct Kronos’ European value-added TiO2 pigment operations.  We, along with our distributors and agents sell our products to over 3,000 customers in approximately 100 countries with the majority of sales in Europe.  Our chemical businesses have operated in the European markets before the 1920’s.  We believe that we have developed considerable expertise and efficiency in the manufacture, sale, shipment and service of our products.

TiO2 is an inorganic pigment used to impart whiteness, brightness and opacity for products such as coatings, plastics, paper, fibers, food, ceramics and cosmetics.  TiO2 is considered a “quality-of-life” product with demand and growth affected by gross domestic product and overall economic conditions in our markets in various parts of the world.  TiO2 derives its value from its whitening properties and hiding power (opacity), which is the ability to cover or mask other materials effectively and efficiently.  TiO2 is the largest commercially used whitening pigment because it has a high refractive rating giving it more hiding power than any other commercially produced white pigment.  In addition, TiO2 has excellent resistance to interaction with other chemicals, good thermal stability and resistance to ultraviolet degradation.  We ship TiO2 to our customers in either a powder form or a slurry form via rail, truck and ocean carrier.  Including our predecessors, we have produced and marketed TiO2 in Europe, North America and other parts of the world for over 80 years.

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

Sales of TiO2 were about 86% of our net sales in 2007.  The remaining 14% of net sales is comprised of other product lines that are complementary to TiO2.  These other products are described as follows:

•
We own and operate an ilmenite mine in Norway pursuant to a governmental concession with an unlimited term, and we are currently excavating a second mine located near the first mine.  Ilmenite is a raw material used directly as a feedstock by some sulfate-process TiO2 plants, including all of our sulfate-process plants.  We also sell ilmenite ore to third-parties some of whom are our competitors.  The mines have estimated aggregate reserves that are expected to last for at least another 60 years.

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

Extenders, such as kaolin clays, calcium carbonate and polymeric opacifiers, are used in a number of the same end-use markets as white pigments. However, the opacity in these products is not able to duplicate the performance characteristics of TiO2, therefore we believe these products are not effective substitutes for TiO2.

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

Sulfate production process.  Approximately one-third of our current production capacity is based on the sulfate process.  The sulfate process is a batch chemical process that uses sulfuric acid to extract both rutile and anatase TiO2.

Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).  Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments and, in 2007 chloride process production facilities represented over 60% of industry capacity.

We produced a new company record of 350,000 metric tons of TiO2 in 2007, compared to 348,000 metric tons in 2006 and 335,000 metric tons in 2005.  Our average production capacity utilization rates were near or at full capacity in 2005, 2006 and 2007.  Our production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures.  We believe our annual attainable production capacity for 2008 is approximately 362,000 metric tons, with some slight additional capacity available in 2009 through our continued debottlenecking efforts.

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

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock (primarily ilmenite from our Norwegian mine or purchased slag) and sulfuric acid. Sulfuric acid is available from a number of suppliers.  Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa.  As one of the few vertically integrated producers of sulfate process TiO2, we own and operate a rock ilmenite mine in Norway, which provided all of our feedstock for our European sulfate process TiO2 plants in 2007.  We expect ilmenite production from our mine to meet our sulfate process feedstock requirements for the foreseeable future and any remaining will be sold to third parties.

The following table summarizes our raw materials procured or mined in 2007.

Production Process/Raw Material	Quantities of Raw Materials Procured or Mined
(In thousands of metric tons)
Chloride process plants -
purchased slag or natural rutile ore	284

Sulfate process plants -
raw ilmenite ore mined internally	311

Competition

The TiO2 industry is highly competitive.  Our principal competitors are E.I. du Pont de Nemours & Co.; Millennium Chemicals, Inc. (a subsidiary of National Titanium Dioxide Company Ltd. (Cristal)); Tronox Incorporated; Huntsman International Holdings LLC; and Ishihara Sangyo Kaisha, Ltd.  Our five largest competitors have estimated individual shares of TiO2 production capacity ranging from 4% (for Ishihara) to 22% (for DuPont), and an estimated aggregate share of worldwide TiO2 production volume in excess of 60%.

We compete primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades.  Although certain TiO2 grades are considered specialty pigments, the majority of our grades and substantially all of our production are considered commodity pigments with price generally being the most significant competitive factor.  We believe that we are the leading seller of TiO2 in Germany and are among the leading marketers in the Benelux and Scandinavian markets.  We had an estimated 8% share of worldwide TiO2 sales volume in 2007.  Overall, we are Europe’s second largest producer of TiO2.

Worldwide capacity additions in the TiO2 market resulting from construction of greenfield plants require significant capital expenditures and substantial lead time (typically three to five years in our experience).  We are not aware of any TiO2 plant currently under construction.  Du Pont has announced its intention to build a greenfield facility in China, but it is not clear when construction will begin and it is not likely that any product would be available until 2011, at the earliest.

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

Research and development

Our research and development activities are directed primarily on improving the chloride and sulfate production processes, improving product quality and strengthening our competitive position by developing new pigment applications. Research and development activities are primarily conducted at our Leverkusen, Germany facility.  Our expenditures for research and development and certain technical support programs were approximately $9 million in 2005, $11 million in 2006 and $12 million in 2007.

We continually seek to improve the quality of our grades, and have been successful at developing new grades for existing and new applications to meet the needs of customers and increase product life cycle.  Since 2002, we have added 14 new grades for plastics, coatings, fiber and paper laminate applications.

Patents and trademarks

We believe that our patents held for products and production processes are important to us and our continuing business activities.  We seek patent protection for our technical developments, principally in the United States, Canada and Europe, and from time to time we enter into licensing arrangements with third parties.  Our existing patents generally have terms of 20 years from the date of filing, and have remaining terms ranging from 2 to 19 years.  We seek to protect our intellectual property rights, including our patent rights, and from time to time are engaged in disputes relating to the protection and use of intellectual property relating to our products.

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

Major customers

We sell to a diverse customer base, and no single customer made up more than 10% of our sales for 2007.  Our largest ten customers, excluding sales to Kronos and affiliates accounted for approximately 19% of sales in 2007.

Seasonality

Neither our business as a whole nor that of any of our principal product groups is seasonal to any significant extent.  However, TiO2 sales are generally higher in the first half of the year.  This is due in part to the increase in paint production in the spring to meet demand during the spring and summer painting season.

Employees

As of December 31, 2007, we employed approximately 1,940 persons.  Hourly employees in our production facilities are represented by a variety of labor unions, with labor agreements having various expiration dates.  Our union employees are covered by master collective bargaining agreements in the chemicals industry that are renewed annually.  We believe our labor relations are good.

Regulatory and environmental matters

Our operations are governed by various environmental laws and regulations.  Certain of our businesses are, or have been, engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws.  As with other companies engaged in similar businesses, certain or our past and current operations and products have the potential to cause environmental or other damage.  We have implemented and continue to implement various policies and programs in an effort to minimize these risks.  Our policy is to maintain compliance with applicable environmental laws and regulations at all of our facilities and to strive to improve our environmental performance.  It is possible that future developments such as stricter requirements in environmental laws and enforcement policies thereunder, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances and could adversely affect our consolidated financial position, results of operations or liquidity.

While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory framework is provided by the European Union (“EU”).  Germany and Belgium are members of the EU and follow its initiatives.  Norway is not a member but generally patterns its environmental regulatory actions after the EU.  We believe that we have obtained all required permits and are in substantial compliance with applicable environmental requirements for our facilities.

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

From time to time, our facilities may be subject to environmental regulatory enforcement under U.S. and non-U.S. statutes.  Typically we establish compliance programs to resolve these matters.  Occasionally, we may pay penalties.  To date such penalties have not involved amounts having a material adverse effect on our consolidated financial position, results of operations or liquidity.  We believe that all of our facilities are in substantial compliance with applicable environmental laws.

Our capital expenditures in 2007 related to ongoing environmental compliance, protection and improvement programs were $6 million, and are currently expected to be approximately $6 million in 2008.

Website and other available information

Our fiscal year ends December 31.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports of Form 8-K, and any amendments to those reports are available on Kronos’ website at www.kronostio2.com, as we do not maintain our own website.  These reports are available, without charge, as soon as is reasonably practicable after we file or furnish them electronically with the Securities and Exchange Commission. Information contained on this website is not part of this report.  We will also provide free copies of such documents upon written request.  Such requests should be directed to the Corporate Secretary at our address on the cover page of this Form 10-K.

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

Approximately 86% of our revenues are attributable to sales of TiO2.  Pricing within the global TiO2 industry over the long term is cyclical, and changes in economic conditions, especially in Western industrialized nations, can significantly impact our earnings and operating cash flows.  This may result in reduced earnings or operating losses.

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

We currently have a significant amount of debt.  As of December 31, 2007, our total consolidated debt was approximately $591 million, substantially all of which relates to our 6.5% Senior Secured Notes.  Our level of debt could have important consequences to our stockholders and creditors, including:

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

In addition to our indebtedness, we are party to various lease and other agreements pursuant to which, along with our indebtedness, we are committed to pay approximately $79 million in 2008.  Our ability to make payments on and refinance our debt, and to fund planned capital expenditures, depends on our future ability to generate cash flow.  To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  In addition, our ability to borrow funds under our subsidiaries’ credit facilities in the future will in some instances depend in part on these subsidiaries’ ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We operate four TiO2 facilities and an ilmenite mine at the following locations:

Location	Description
Leverkusen, Germany	TiO2 production, Chloride and sulfate process
Nordenham, Germany	TiO2 production, Sulfate process
Langerbrugge, Belgium	TiO2 production, Chloride process
Fredrikstad, Norway	TiO2 production, Sulfate process
Hauge i Dalane, Norway (1)	Ilmenite mine

(1) We are currently excavating a second mine located near our current mine in Norway.

Our co-products are produced at all of our TiO2 productions facilities.

We own all of our principal production facilities described above, except for the land under the Leverkusen, Germany and Fredrikstad, Norway facilities.  The Norwegian plant is located on public land and is leased until 2013, with an option to extend the lease for an additional 50 years.  Our principal German operating subsidiary leases the land under the Leverkusen plant pursuant to a lease with Bayer AG that expires in 2050.  We own the Leverkusen plant facility, which represents approximately one-half of our current TiO2 production capacity and is located within Bayer AG’s extensive manufacturing complex.  Rent for the land lease associated with the Leverkusen facility is periodically established by agreement with Bayer AG for periods of at least two years at a time.  Under separate supplies and services agreements, Bayer AG provides some raw materials, including chlorine, auxiliary and operating materials and utilities and services necessary to operate the Leverkusen facility under separate supplies and services agreements.

Our corporate headquarters is located in Dallas, Texas. We have under lease various corporate and administrative offices located in the U.S. and various sales offices located in France, the Netherlands and the U.K.  The roads leading to our facilities are generally maintained by the applicable local government and are adequate for our purposes.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to the General Instruction I of Form 10-K.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of our common stock is held by Kronos Worldwide, Inc.  There is no established public trading market for our common stock.  The indenture governing our 6.5% Senior Secured Notes Due 2013 limits our ability to pay dividends or make other restricted payments, as defined.  The aggregate amount of dividends and other restricted payments since June 2002 may not exceed 75% of the aggregate consolidated net income, as defined in the indenture, plus $25 million.  We currently expect to pay dividends or make other restricted payments as permitted by the indenture.  However, declaration and payment of future dividends is discretionary and the amount thereof is dependent upon our results of operations, financial condition, contractual limitations, cash requirements for our businesses and other factors deemed relevant by our Board of Directors.  See Note 6 to our Consolidated Financial Statements.  At December 31, 2007, $78 million was available for dividends or other restricted payments, as defined.

We paid no dividends to Kronos in 2005, $50.2 million in 2006, and $34.2 million in 2007.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years ended December 31,
	2003	2004	2005	2006(2)	2007
	(In millions, except ratios)
STATEMENTS OF OPERATIONS DATA:
Net sales	$715.9	$808.0	$850.9	$914.2	$946.1
Gross margin	199.5	197.8	238.4	223.0	196.4
Income from operations	114.8	96.9	138.2	107.4	78.7
Net income	82.1	325.6	60.3	73.7	(58.8)

BALANCE SHEET DATA (at year end):
Total assets	$750.5	$985.2	$955.3	$1,080.6	$1,103.1
Long-term debt including current maturities	356.7	533.2	453.8	529.8	590.8
Stockholder’s equity	113.1	207.7	183.3	211.5	181.4

STATEMENTS OF CASH FLOW DATA:
Net cash provided (used) by:
Operating activities	$104.8	$142.3	$92.7	$62.5	$84.9
Investing activities	(31.7)	(34.2)	(35.8)	(47.1)	(42.5)
Financing activities	(54.9)	(129.9)	(8.5)	(31.1)	(34.0)

TiO2 OPERATING STATISTICS:
Sales volume*	310	336	326	353	348
Production volume*	320	328	335	348	350
Production rate as a percentage of capacity	Full	Full	Full	Full	98%

OTHER FINANCIAL DATA:
Ratio of earnings to fixed charges (unaudited) (1)	3.3	2.6	3.6	2.0	2.6
__________________________________
*	Metric tons in thousands

(1)
Fixed charges represents, as applicable, the sum of (i) total interest expense and (ii) the interest component of rent expense (calculated as one-third of rent expense).  Earnings represents, as applicable, the sum of (i) fixed charges, (ii) income before income taxes and (iii) amortization of capitalized interest.

(2)	We adopted Statement of Financial Accounting Standards No. 158 effective December 31, 2006. See Note 15 to our Consolidated Financial Statements.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”).  TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products.  For 2007, approximately 80% of our sales volumes were into European markets.  We believe we are the second largest producer of TiO2 in Europe with an estimated 20% share of European TiO2 sales volumes.  Our production facilities are located throughout Europe.

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

The factors having the most impact on our reported operating results are:
•	our TiO2 selling prices,
•	foreign currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro) and the Norweigian Kroner to the euro,
•	our TiO2 sales and production volumes, and
•	manufacturing costs, particularly maintenance and energy-related expenses.

        Our key performance indicators are our TiO2 average selling prices, and our level of TiO2 sales and production volumes.

        In addition, our effective income tax rate in 2005, 2006 and 2007 has been impacted by certain favorable and unfavorable developments.

Executive summary

We reported a net loss of $58.8 million in 2007 compared to net income of $73.7 million in 2006.  The $132.5 million decrease in net income from 2006 to 2007 is due primarily to the net effect of (i) lower income from operations in 2007, (ii) the unfavorable effect of certain provisions for income taxes recognized in 2007, (iii) the favorable effect of certain income tax benefits recognized in 2006 and (iv) a charge in 2006 from the redemption of our 8.875% Senior Secured Notes.

We reported net income of $73.7 million in 2006 compared to $60.3 million in 2005.  The $13.4 million increase in net income from 2005 to 2006 is due primarily to net effect of (i) the favorable effect of certain net income tax benefits recognized in 2006, (ii) lower income from operations in 2006, (iii) a charge in 2006 from the redemption of our 8.875% Senior Secured Notes and (iv) a gain from the sale of our passive interest in a Norwegian smelting operation in 2005.

Net income for 2007 includes (i) a non-cash charge of $90.8 million relating to a decrease in our net deferred income tax asset in Germany resulting from the reduction in their income tax rates, (ii) a non-cash charge of $8.7 million related to the adjustment of certain German income tax attributes and (iii) a $.7 million income tax benefit resulting from a net reduction in our reserve for uncertain tax positions.

Net income for 2006 includes (i) a charge related to the redemption of our 8.875% Senior Secured Notes of $22.3 million ($14.5 million, net of tax benefit), (ii) a net income tax benefit of $33.8 million related to the net effect of the withdrawal of certain income tax assessments previously made by the Belgian and Norwegian tax authorities and the resolution of certain income tax issues related to our German and Belgian operations.

Net income for 2005 includes (i) a net non-cash income tax charge of $11.9 million for recent developments with respect to income tax audits, primarily in Germany and Belgium and (ii) a securities transaction gain of $3.5 million, net of tax, related to the sale of our passive interest in a Norwegian smelting operation.

Each of these items is more fully discussed below and/or in the Notes to our Consolidated Financial Statements.

We currently expect income from operations will be lower in 2008 compared to 2007, as the favorable effects of anticipated modest improvements in sales volume, production volume and average TiO2 selling prices are expected to be more than offset by higher production costs, particularly raw material and energy costs as well as higher freight costs and unfavorable currency effects.  However, we currently expect to report net income in 2008 as compared to reporting a net loss in 2007, as the effect of lower income from operations is expected to be more than offset by the effect of the reduction in German income tax rates in 2007.

Critical accounting policies and estimates

The accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period.  On an on-going basis, we evaluate our estimates, including those related to bad debts, impairments of investments in marketable securities and long-lived assets (including property and equipment), pension benefit obligations and the underlying actuarial assumptions related thereto, the realization of deferred income tax assets and accruals for, litigation, income tax and other contingencies.  We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses.  Actual results may differ significantly from previously-estimated amounts under different assumptions or conditions.

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•
Long-lived assets.  We recognize an impairment charge associated with our long-lived assets, including property and equipment, whenever we determine that recovery of such long-lived asset is not probable.  Such determination is made in accordance with the applicable GAAP requirements associated with the long-lived asset, and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset.  Significant judgment is required in estimating such cash flows.  Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.  We do not assess our property and equipment for impairment unless certain impairment indicators, as defined, are present.

•
Pension plans.  We maintain various defined benefit pension plans.  The amounts recognized as defined benefit pension expenses, and the reported amounts of prepaid and accrued pension costs, are actuarially determined based on several assumptions, including discount rates, expected rates of returns on plan assets and expected health care trend rates.  Variances from these actuarially assumed rates will result in increases or decreases, as applicable, in the recognized pension obligations, pension expenses and funding requirements.  These assumptions are more fully described below under “Defined Benefit Pension Plans.”

•
Income taxes.  Deferred taxes are recognized for future tax effects of temporary differences between financial and income tax reporting in accordance with the recognition criteria of SFAS No. 109, Accounting for Income Taxes.  We record a valuation allowance to reduce our deferred income tax assets to the amount that is believed to be realized under the more-likely-than-not recognition criteria.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made.  For example, we have substantial net operating loss carryforwards in Germany (the equivalent of $780 million for German corporate purposes and $215 million for German trade tax purposes at December 31, 2007).  Prior to the complete utilization of such carryforwards, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

We record a reserve for uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertain Tax Positions, for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  It is possible that in the future we may change our assessment regarding the probability that our tax positions will prevail that would require an adjustment to the amount of our reserve for uncertain tax positions that could either increase or decrease, as applicable, reported net income in the period the change in assessment was made.

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

•
Contingencies. We record accruals for legal and other contingencies when estimated future expenditures associated with such contingencies and commitments become probable, and the amounts can be reasonably estimated.  However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

Income from operations is impacted by certain of these significant judgments and estimates, such as allowance for doubtful accounts, reserves for obsolete or unmarketable inventories, impairment of equity method investees, goodwill and other long-lived assets, defined benefit pension plans and loss accruals.  In addition, net income (loss) is impacted by the significant judgments and estimates for deferred income tax asset valuation allowances and loss accruals.

Comparison of 2007 to 2006 Results of Operations

	Year ended December 31,
	2006		2007
	(Dollars in millions)

Net sales	$914.2	100%	$946.1	100%
Cost of sales	691.2	76%	749.7	79%
Gross margin	223.0	24%	196.4	21%
Other operating income and expenses, net	115.6	13%	117.7	13%
Income from operations	$107.4	11%	$78.7	8%

				Percent
				Change
TiO2 operating statistics:
Sales volumes*	353		348	(1)%
Production volumes*	348		350	1%

Percent change in net sales:
TiO2 product pricing				(3)%
TiO2 sales volumes				(1)%
TiO2 product mix				1%
Changes in currency exchange rates				7%

Total				4%
______________________________

*  Thousands of metric tons

Net sales – Net sales increased 4% or $31.9 million for 2007 compared to 2006, primarily due to favorable foreign currency exchange rates offset somewhat by a 1% decrease in TiO2 sales volumes and a 3% decrease in selling prices.

Our 1% decrease in sales volumes for 2007 is primarily due to lower sales volumes in North America.

Cost of sales - Cost of sales increased 8% or $58.5 million for 2007 compared to 2006, primarily due to the net effects of a 2% increase in raw materials costs, decreased sales volumes and increased production volumes.  Cost of sales as a percent of net sales increased to 79% for 2007, compared to 76% for 2006 due to the net effects of lower average selling prices, higher other manufacturing costs (including maintenance), lower utility costs, and slightly higher production volumes.

The negative impact of the increase in maintenance costs and raw materials was somewhat offset by record production levels. TiO2 production volumes increased 1% for 2007 compared to 2006, which favorably impacted our income from operations comparisons.  Our operating rates were near full capacity in both periods.  Our TiO2 production volume in 2007 was a record for us for the fifth consecutive year.  The increase in production volumes for 2007 was aided by enhancing our processes and our continued debottlenecking activities.

Income from operations – Income from operations for 2007 declined by 27% or $28.7 million compared to 2006.  Income from operations as a percentage of net sales declined to 8% for 2007 from 11% for 2006.  These declines were driven by the $26.6 million decline in gross margin which as a percentage of net sales fell to 21% for 2007 from 24% for 2006.  Our gross margin decreased primarily because of lower average TiO2 selling prices, lower sales volumes and increased operating costs (primarily raw materials and maintenance), which more than offset the impact of higher production volumes.

As a percentage of net sales, selling, general and administrative expenses were relatively consistent at approximately 13% for 2007 and 2006.

Other non-operating income and expense, net – In 2006, we issued our euro 400 million principal amount of 6.5% Senior Secured Notes, and used the proceeds to redeem our euro 375 million principal amount of 8.875% Senior Secured Notes.  As a result of our prepayment of the 8.875% Senior Secured Notes, we recognized a $22.3 million interest charge ($14.5 million net of income tax benefit) in 2006 for the prepayment of the notes, representing (1) the call premium on the notes, (2) the write-off of deferred financing costs and (3) the write off of the existing unamortized premium on the notes.  See Note 6 to our Consolidated Financial Statements.

Interest expense decreased $3.1 million from $40.9 million for 2006 to $37.8 million for 2007 due to the issuance of the 6.5% Senior Secured Notes during 2006, which was partially offset by unfavorable changes in currency exchange rates in 2007 compared to 2006.  Excluding the effect of currency exchange rates, we expect that interest expense in 2008 will be consistent with interest expense in 2007.  The interest expense we recognize will vary with fluctuations in the euro exchange rate.

Provision (benefit) for income taxes – Our income tax provision was $122.4 million for 2007 compared to an income tax benefit of $7.7 million for 2006.  See Note 7 to our Consolidated Financial Statements for a tabular reconciliation of the statutory tax expense to our actual tax benefit.  Some of the more significant items impacting this reconciliation are summarized below.

Our income tax expense for 2007 includes:
•	a non-cash charge of $90.8 million relating to a decrease in our net deferred income tax asset in Germany resulting from the reduction in its income tax rates;
•	a non-cash charge of $8.7 million related to the adjustment of certain German income tax attributes; and
•	a non-cash income tax benefit of $.7 million resulting from a net reduction in our reserves for uncertain tax positions.

Our income tax benefit for 2006 includes:
•
an income tax benefit of $21.7 million resulting from a favorable resolution of certain income tax audits in Germany that resulted in an increase in the amount of our German trade tax net operating loss carryforward;

•	an income tax benefit of $10.7 million resulting from the reduction in our income tax contingency reserves related to favorable developments with income tax audits in Belgium, Norway and Germany; and
•	an income tax benefit of $1.4 million related to the favorable resolution of certain income tax audit issues in Germany and Belgium.

Comparison of 2006 to 2005 Results of Operations

	Year ended December 31,
	2005		2006
	(Dollars in millions)

Net sales	$850.9	100%	$914.2	100%
Cost of sales	612.5	72%	691.2	76%
Gross margin	238.4	28%	223.0	24%
Other operating income and expenses, net	100.2	12%	115.6	13%
Income from operations	$138.2	16%	$107.4	11%

				Percent
				Change
TiO2 operating statistics:
Sales volumes*	326		353	8%
Production volumes*	335		348	4%

Percent change in net sales:
TiO2 product pricing				(1)%
TiO2 sales volumes				8%
TiO2 product mix				-
Changes in currency exchange rates				-

Total				7%
___________________________
*  Thousands of metric tons

Net sales – Net sales increased 7% or $63.3 million for 2006 compared to 2005, primarily due to an 8% increase in TiO2 sales volumes.  Our 8% increase in sales volumes for 2006 is primarily due to higher sales volumes in Europe and export markets.    Product pricing and changes in currency exchange rates did not have a significant impact on the increase in net sales.

Cost of sales - Cost of sales increased 13% or $78.7 million for 2006 compared to 2005, primarily due to the impact of increased sales volumes, a 22% increase in utility costs (primarily energy costs) and a 5% increase in raw materials costs.  The cost of sales as a percent of net sales increased to 76% for 2006, compared to 72% for 2005 primarily due to increases in higher raw material and other operating costs (including energy costs).

The negative impact of the increase in energy costs and raw materials costs was somewhat offset by record production levels. TiO2 production volumes increased 4% for 2006 compared to 2005, which favorably impacted our income from operations comparisons.  Our operating rates were near full capacity in both periods.  Our TiO2 production volume in 2006 was a record for us for the fourth consecutive year.  The increase in production volumes for 2006 was aided by enhancing our processes and our continued debottlenecking activities.

Income from operations – Income from operations for 2006 declined by 22% or $30.8 million compared to 2005.  As a percentage of net sales, income from operations declined to 11% for 2006 from 16% for 2005.  These declines were driven by the $15.5 million decline in gross margin which as a percentage of net sales fell to 24% for 2006 from 28% for 2005.  While our sales volumes were higher in 2006, our gross margin decreased as we were not able to achieve pricing levels to offset the negative impact of our increased operating costs (primarily energy and raw materials).  In addition, we estimate the negative effect of changes in foreign currency exchange rates decreased income from operations by approximately $12 million.

As a percentage of net sales, selling, general and administrative expenses were relatively consistent at approximately 13% for 2006 and 2005.

Other non-operating income and expense, net – In 2005 we recognized a gain on the sale of our passive interest in a Norwegian smelting operation, which had a nominal carrying value for financial reporting purposes, for aggregate consideration of approximately $5.4 million consisting of cash of $3.5 million and inventory with a value of $1.9 million.  See Note 13 to our Consolidated Financial Statements.

In 2006, we recognized a $22.3 million interest charge resulting from the redemption of our 8.875% Senior Secured Notes.

Interest expense decreased $3.0 million from $43.9 million for 2005 to $40.9 million for 2006 due to such redemption, which was partially offset by unfavorable changes in currency exchange rates in 2006 compared to 2005.  The interest expense we recognize will vary with fluctuations in the euro exchange rate.

Provision (benefit) for income taxes – Our income tax benefit was $7.7 million for 2006 compared to an income tax provision of $59.4 million for 2005.  See Note 7 to our Consolidated Financial Statements for a tabular reconciliation of the statutory tax expense to our actual tax benefit.  Some of the more significant items impacting this reconciliation are summarized below.

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

	Year ended December 31,
	2006 vs. 2005	2007 vs. 2006
	Increase (decrease), in millions
Impact on:
Net sales	$(2)	$63
Income from operations	(12)	-

Outlook

We currently expect income from operations will be lower in 2008 compared to 2007, as the favorable effects of anticipated modest improvements in sales volumes, production volume and average TiO2 selling prices are expected to be more than offset by higher production costs, particularly raw material and energy costs as well as higher freight costs and unfavorable currency effects.  Our expectations as to the future of the TiO2 industry are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier than expected capacity additions and technological advances.  If actual developments differ from our expectations, our results of operations could be unfavorably affected.

Despite our expectation for lower income from operations in 2008, we currently expect to report net income in 2008 as compared to reporting a net loss in 2007, as the effect of lower income from operations in 2008 is expected to be more than offset by the effect of the reduction in German income tax rates in 2007.

Our efforts to debottleneck our production facilities to meet long-term demand continue to prove successful.  Such debottlenecking efforts included, among other things, the addition of finishing capacity in the German chloride process facility and equipment upgrades and enhancements in several locations to allow for reduced downtime for maintenance activities.  Our production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures.  We believe our annual attainable production capacity for 2008 is approximately 362,000 metric tons, with some slight additional capacity expected to be available in 2009 through our continued debottlenecking efforts.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows as a result of our operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Our cash flows from operating activities provided $84.9 million for 2007, compared to $62.5 million for 2006.  This increase was due primarily to the net effects of the following items:

•	lower income from operations in 2007 of $28.7 million;
•	lower cash paid for income taxes in 2007 of $15.6 million, in part due to the net payment of $19.2 million in 2006 associated with the settlement of prior year income tax audits;
•	higher cash paid for interest in 2007 of $4.7 million, primarily as a result of the effects of foreign currency exchange rates on the semi annual interest payments on our 6.5% Senior Secured Notes;
•	payment of the $20.9 million call premium in 2006 as a result of the prepayment of our 8.875% Senior Secured Notes, which is required to be included in cash flows from operating activities;
•
a lower amount of net cash used from relative changes in our inventories, receivables, payables and accruals of $6.5 million in 2007 due primarily to relative changes in our inventory levels, as discussed below; and

•	higher depreciation expense of $4.3 million in 2007, primarily as a result of the effects of foreign currency exchange rates.

Our cash flows from operating activities provided $62.5 million for 2006, compared to $92.7 million for 2005.  This decrease was due primarily to the net effects of the following items:

•	lower income from operations in 2006 of $30.9 million;
•	payment of the $20.9 million call premium in 2006 as a result of the prepayment of our 8.875% Senior Secured Notes, which is required to be included in cash flows from operating activities;
•	higher cash paid for income taxes in 2006 of $14.5 million, in part due to the net payment of $19.2 million in 2006 associated with the settlement of prior year income tax audits;
•
lower cash paid for interest in 2006 of $9.0 million, primarily as a result of the May 2006 redemption of our 8.875% Senior Secured Notes (on which paid interest semi-annually in June and December) and the April 2006 issuance of our lower interest 6.5% Senior Secured Notes (on which we pay interest semi-annually in April and October); and

•
a lower amount of net cash used from relative changes in our inventories, receivables, payables and accruals of $16.7 million in 2006 due primarily to relative changes in our inventory levels, as discussed below.

Changes in working capital are affected by accounts receivable and inventory changes.  Our average days sales outstanding (“DSO”) increased to 65 days at December 31, 2007 from 61 days at December 31, 2006 due to the timing of collection on higher accounts receivable balances at the end of 2007.  For comparative purposes, our average DSO increased to 61 days at December 31, 2006 from 52 days at December 31, 2005 due to the timing of collections.  Our average days sales in inventory (“DSI”) was constant at 55 days at December 31, 2007 and 2006, as our TiO2 sales volumes in the year ended 2007 were constant with our TiO2 production volumes during that period.  For comparative purposes, our average DSI was also at 56 days at December 31, 2005.

Investing activities

Our capital expenditures were $42.4 million in 2007, $47.1 million in 2006 and $39.5 million in 2005.  Capital expenditures are primarily for improvements and upgrades to existing facilities.

Our capital expenditures during the past three years include an aggregate of approximately $13.4 million ($5.4 million in 2007) for our ongoing environmental protection and compliance programs.

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

We paid dividends of $34.2 million in 2007, $50.2 million in 2006 and none in 2005.  In February 2008, we paid a cash dividend of $20.1 million to Kronos.  The declaration and payment of future dividends is discretionary, and the amount, if any, will be dependent upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by our Board of Directors.

Outstanding debt obligations and borrowing availability

At December 31, 2007, our consolidated debt was comprised of:
•	euro 400 million principal amount of our 6.5% Senior Secured Notes ($585.5 million at December 31, 2007) due in 2013; and
•	approximately $5.3 million of other indebtedness.

Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to its stated maturity for reasons other than defaults for failure to comply with applicable covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  We are in compliance with all of our debt covenants at December 31, 2007.  See Note 6 to our Consolidated Financial Statements.

Our assets consist primarily of investments in operating subsidiaries, and our ability to service parent level obligations, including the Senior Secured Notes, depends in large part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligations or otherwise.  We have pledged 65% of the common stock or other ownership interests of certain of our first-tier operating subsidiaries as collateral for the Senior Secured Notes.  At December 31, 2007, we had approximately $78 million available for payment of dividends and other restricted payments as defined in the 6.5% Senior Secured Notes indenture.

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

At December 31, 2007, unused credit available under all of our existing credit facilities was approximately $118 million.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our future obligations including operations, capital expenditures, debt service and current dividend policy.  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital Expenditures

We intend to spend approximately $58 million for major improvements and upgrades to our facilities during 2008 and approximately $6 million in the area of environmental protection and compliance.

Off-balance sheet financing

Other than operating lease commitments disclosed in Note 12 to our Consolidated Financial Statements, we are not party to any material off-balance sheet financing arrangements.

Cash, cash equivalents, restricted cash and restricted marketable debt securities

At December 31, 2007, we had current cash and cash equivalents aggregating $67.0 million, had current restricted cash equivalents of $1.8 million and noncurrent restricted marketable debt securities of $3.2 million.

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

Recent accounting pronouncements

     See Note 15 to our Consolidated Financial Statements.

Debt and other contractual commitments

As more fully described in the Notes to our Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future.  See Notes 6 and 12 to our Consolidated Financial Statements.    The following table summarizes such contractual commitments of ours and our consolidated subsidiaries contractual commitments as of December 31, 2007 by the type and date of payment.

	Payment due date
Contractual commitment	2008	2009/2010	2011/2012	2013 and after	Total

Indebtedness (1)	$.8	$2.1	$2.3	$585.6	$590.8

Interest on indebtedness	38.5	77.0	76.7	12.8	205.0

Operating leases	4.2	5.1	2.6	21.0	32.9

Fixed asset acquisitions	29.6	-	-	-	29.6

Estimated tax obligations	9.3	-	-	-	9.3

	$82.4	$84.2	$81.6	$619.4	$867.6

(1) Primarily relates to our Senior Secured Notes. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” and Note 6 to our Consolidated Financial Statements.

The timing and amount shown for our commitments related to indebtedness (principal and interest), operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for such commitments.  The amount shown for interest for any outstanding variable-rate indebtedness is based upon the December 31, 2007 interest rate and assumes that such variable-rate indebtedness remains outstanding until the maturity of the facility.  The amount shown for income taxes is the consolidated amount of income taxes payable at December 31, 2007, which is assumed to be paid during 2008.  A significant portion of the amount shown for indebtedness relates to our Senior Secured Notes ($585.5 million at December 31, 2007).  Such indebtedness is denominated in euro.  See Item 7A – “Quantative and Qualitative Disclosures About Market Risk” and Note 6 to our Consolidated Financial Statements.

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

The above table also does not reflect any amounts that we might pay to settle any of our uncertain tax positions, as the timing and amount of any such future settlements are unknown and dependent on, among other things, the timing of tax audits.  See Notes 7 and 15 to our Consolidated Financial Statements.

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

We recognized consolidated defined benefit pension plan expense of $11.5 million in 2005, $17.7 million in 2006 and $20.0 million in 2007.  The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.), and will generally differ from pension expense recognized under SFAS No. 87 for financial reporting purposes.  Our contributions to all of our plans aggregated $13.3 million in 2005, $18.5 million in 2006 and $17.4 million in 2007.

The discount rates we utilize for determining defined benefit pension expense and the related pension obligations are based on current interest rates earned on long-term bonds that receive one of the two highest ratings given by recognized rating agencies in the applicable country where the defined benefit pension benefits are being paid.  In addition, we receive advice about appropriate discount rates from our third-party actuaries, who may in some cases utilize their own market indices.  The discount rates are adjusted as of each measurement date to reflect then-current interest rates on such long-term bonds.  Prior to December 31, 2007, we used a September 30 measurement date.  Effective December 31, 2007, we now use a December 31 measurement date, concurrent with our adoption of the measurement date requirements of SFAS No. 158 effective December 31, 2007.  See Note 15 to our Consolidated Financial Statements.

At December 31, 2007, approximately 79% and 17% of the projected benefit obligations related to our plans in Germany and Norway, respectively.  We use several different discount rate assumptions in determining our consolidated defined benefit pension plan obligations and expense because we maintain defined benefit pension plans in several different countries in Europe and the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2005 and expense in 2006	Obligations at December 31, 2006 and expense in 2007	Obligations at December 31, 2007 and expense in 2008

Germany	4.0%	4.5%	5.5%
Norway	4.5%	4.8%	5.5%

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

At December 31, 2007, approximately 70% and 25% of the plan assets related to our plans in Germany and Norway, respectively.  We use several different long-term rates of return on plan asset assumptions in determining our consolidated defined benefit pension plan expense.  This is because we maintain defined benefit pension plans in several different countries in Europe and the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

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
•
In Norway, we currently have a plan asset target allocation of 14% to equity securities, 65% to fixed income securities and the remainder primarily to liquid investments such as money markets.  The expected long-term rate of return for such investments is approximately 8.5%, 5.0% and 4.5%, respectively.

Our pension plan weighted average asset allocations by asset category were as follows:

	December 31, 2006		December 31, 2007
	Germany	Norway	Germany	Norway

Equity securities and limited partnerships	23%	13%	28%	18%
Fixed income securities	48	64	49	68
Real estate	14	-	12	-
Cash, cash equivalents and other	15	23	11	14

Total	100%	100%	100%	100%

We regularly review our actual asset allocation for each of our plans and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

Our assumed long-term rates of return on plan assets for 2005, 2006 and 2007 were as follows:

	2005	2006	2007

Germany	5.5%	5.3%	5.8%
Norway	5.5%	6.5%	5.5%

We currently expect to utilize the same long-term rate of return on plan asset assumptions in 2008 as we used in 2007 for purposes of determining the 2008 defined benefit pension plan expense.

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

During 2007, all of our defined benefit pension plans generated a net actuarial gain of $75.8 million.  This actuarial gain resulted primarily from the general overall increase in the assumed discount rates, offset in part by an assumed rate of return on plan assets in excess of the actual rate of return.

Based on the actuarial assumptions described above and our current expectation for what actual average foreign currency exchange rates will be during 2008, we expect our defined benefit pension expense will approximate $14 million in 2008.  In comparison, we expect to be required to make approximately $16 million of contributions to such plans during 2008.

As noted above, defined benefit pension expense and the amounts recognized as prepaid and accrued pension costs are based upon the actuarial assumptions discussed above.  We believe all of the actuarial assumptions used are reasonable and appropriate.  If we had lowered the assumed discount rate by 25 basis points for all of our plans as of December 31, 2007, our aggregate projected benefit obligations would have increased by approximately $15.4 million at that date, and our defined benefit pension expense would be expected to increase by approximately $1.1 million during 2008.  Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for all of our plans, our defined benefit pension expense would be expected to increase by approximately $.6 million during 2008.

Foreign operations

As discussed above, our operations are located outside the United States for which the functional currency is not the U.S. dollar.  As a result, our reported amount for assets and liabilities related to our operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates.  At December 31, 2007, we had substantial net assets denominated in the euro, Norwegian kroner and United Kingdom pound sterling.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

We are exposed to market risk from changes in foreign currency exchange rates, interest rates and equity security prices.  In the past, we have periodically entered into currency forward contracts, interest rate swaps or other types of contracts in order to manage a portion of our interest rate market risk.  Otherwise, we do not generally enter into forward or option contracts to manage such market risks, nor do we enter into any such contract or other type of derivative instrument for trading or speculative purposes.  Other than as described below, we were not a party to any material forward or derivative option contract related to foreign exchange rates, interest rates or equity security prices at December 31, 2006 and 2007.  See Notes 1 and 14 to our Consolidated Financial Statements.

Interest rates

We are exposed to market risk from changes in interest rates, primarily related to our indebtedness and credit agreement.  At December 31, 2006 and 2007, most of our aggregate indebtedness was comprised of fixed-rate instruments.  The large percentage of fixed-rate debt instruments minimizes earnings volatility that would result from changes in interest rates.  The following table presents principal amounts and weighted average interest rates for our aggregate outstanding indebtedness at December 31, 2007.  Information shown below for such foreign currency denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 2007 using exchange rates of 1.47 U.S. dollars per euro.  Certain Norwegian kroner denominated capital leases totaling $5.3 million in 2007 have been excluded from the table below.

	Amount
Indebtedness	Carrying value	Fair value	Interest rate	Maturity date
	(In millions)

Fixed-rate indebtedness – euro-denominated Senior Secured Notes	$585.5	$507.7	6.5%	2013

        At December 31, 2006, euro-denominated fixed rate indebtedness, consisting solely of the 6.5% Senior Secured Notes, aggregated $525.0 million (fair value - $512.5 million) with a weighted-average interest rate of 6.5%.

Foreign currency exchange rates

We are exposed to market risk arising from changes in foreign currency exchange rates as a result of manufacturing and selling our products worldwide.  Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Norwegian kroner and the United Kingdom pound sterling.

As described above, at December 31, 2007, we had the equivalent of $585.5 million of outstanding euro-denominated indebtedness (2006 – the equivalent of $525.0 million of euro-denominated indebtedness).  The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $58.9 million at December 31, 2007 (2006 - $52.8 million).

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

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2007.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of December 31, 2007.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to report on internal control over financial reporting in this Annual Report on Form 10-K for the year ended December 31, 2007.  Our independent registered public accounting firm will also be required to annually attest to the effectiveness of our internal control over financial reporting, but under the rules of the SEC this attestation is not required until our Annual Report on Form 10-K for the year ended December 31, 2008. In addition, the SEC has proposed a rule that, if adopted, would not require our independent registered public accounting firm to issue its attestation until our Annual Report on Form 10-K for the year ended December 31, 2009.

As permitted by the SEC, our assessment of internal control over financial reporting excludes (i) internal control over financial reporting of equity method investees and (ii) internal control over the preparation of our financial statement schedules required by Article 12 of Regulation S-X.  However, our assessment of internal control over financial reporting with respect to equity method investees did include controls over the recording of amounts related to our investment that are recorded in the consolidated financial statements, including controls over the selection of accounting methods for our investments, the recognition of equity method earnings and losses and the determination, valuation and recording of our investment account balances.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework).  Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Certifications

Our chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  The certifications for the quarter ended December 31, 2007 have been filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.  OTHER INFORMATION

Not applicable
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Omitted pursuant to the General Instruction I of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to the General Instruction I of Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the aggregate fees PricewaterhouseCoopers LLP, our independent registered public accounting firm (“PwC”), has billed or is expected to bill to us and our subsidiaries for services rendered for 2006 and 2007.  No fees were billed or are expected to be billed by PwC to us for services performed in 2006 and 2007 for financial information systems design and implementation.

	December 31,
	2006	2007
	(In thousands)

Audit(1)	$1,699	$1,386
Audit related(2)	18	10
Tax(3)	5	19

Total	$1,722	$1,415

1)	Fees for the following services:

a)	audits of our consolidated year-end financials statements for each year;
b)	reviews of the unaudited quarterly financial statements appearing in our Form 10-Q’s for each of the first three quarters of each year;
c)	consents and assistance with registration statements filed with the Commission;
d)	normally provided statutory or regulatory filings or engagements for each year; and
e)	the estimated out-of-pocket costs PwC incurred in providing all of such services for which we reimburse PwC.

2)
Fees for assurance and related services reasonably related to the audit or review of our financial statements for each year.  These services included employee benefit plan audits, accounting consultations and attest services concerning financial accounting and reporting standards and advice concerning internal controls.

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

 (b)                            Exhibits

Included as exhibits are the items listed in the Exhibit Index.  We will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover the costs of furnishing the exhibits.  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2007 will be furnished to the Commission upon request.

Item No.                                                 Exhibit Index

3.1	Certificate of Incorporation of the Registrant – incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-100047).

3.2
Certificate of Amendment to Certificate of Incorporation of the Registrant, dated March 15, 1989 – incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-100047).

3.3
Certificate of Amendment to Certificate of Incorporation of the Registrant, dated January 1, 1999 – incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-4 (File No. 333-100047).

3.4
Certificate of Amendment to Certificate of Incorporation of the Registrant, dated February 8, 1999 – incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-4 (File No. 333-100047).

3.5
Certificate of Amendment to Certificate of Incorporation of the Registrant, dated December 15, 1999 – incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-4 (File No. 333-100047).

3.6	Amended and Restated Bylaws of the Registrant – incorporated by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 (File No. 333-100047).

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

10.1
Euro 80,000,000 Facility Agreement, dated June 25, 2002, among Kronos Titan GmbH & Co. OHG, Kronos Europe S.A./N.V., Kronos Titan A/S and Titania A/S, as borrowers, Kronos Titan GmbH & Co. OHG, Kronos Europe S.A./N.V. and Kronos Norge AS, as guarantors, Kronos Denmark ApS, as security provider, Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent and security agent, and KBC Bank NV, as fronting bank, and the financial institutions listed in Schedule 1 thereto, as lenders – incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended June 30, 2002.

10.2
First Amendment Agreement, dated September 3, 2004, Relating to a Facility Agreement dated June 25, 2002 among Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Titan AS and Titania A/S, as borrowers, Kronos Titan GmbH, Kronos Europe S.A./N.V. and Kronos Norge AS, as guarantors, Kronos Denmark ApS, as security provider, with Deutsche Bank Luxembourg S.A., acting as agent – incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Kronos Worldwide, Inc. (File No. 333-119639).

10.3
Second Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of June 14, 2005 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A. as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V, Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS – incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated June 14, 2005.  Certain schedules, exhibits, annexes and similar attachments to this Exhibit 10.3 have not been filed; upon request, the Reporting Persons will furnish supplementally to the Commission a copy of any omitted exhibit, annex or attachment.

10.4
Lease Contract, dated June 21, 1952, between Farbenfabriken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof) – incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of NL Industries, Inc. for the year ended December 31, 1985.

10.5
Master Technology Exchange Agreement, dated as of October 18, 1993, among Kronos, Inc., Kronos Louisiana, Inc., the Registrant, Tioxide Group Limited and Tioxide Group Services Limited – incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of NL Industries, Inc. for the quarter ended September 30, 1993.

10.6	Intercorporate Services Agreement, dated as of January 1, 2005, among Kronos Worldwide, Inc., Kronos (US), Inc., Kronos International, Inc. and Kronos Canada, Inc.

10.7
Tax Agreement, dated as of May 28, 2002, between Kronos, Inc. and the Registrant – incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4 (File No. 333-100047).

10.8
Services Agreement, dated as of January 1, 2004, among Kronos International, Inc., Kronos Europe S.A./N.V., Kronos (US), Inc., Kronos Titan GmbH, Kronos Denmark ApS, Kronos Canada, Inc., Kronos Limited, Societe Industrielle Du Titane, S.A., Kronos B.V., Kronos Titan AS and Titania AS.

10.9
Form of Assignment and Assumption Agreement, dated as of January 1, 1999, between Kronos, Inc. (formerly known as Kronos (USA), Inc.) and the Registrant – incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-4 (File No. 333-100047).

10.10
Form of Cross License Agreement, effective as of January 1, 1999, between Kronos Inc. (formerly known as Kronos (USA), Inc.) and the Registrant – incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-4 (File No. 333-100047).

10.11*
NL Industries, Inc. 1998 Long-Term Incentive Plan – incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A of NL Industries, Inc. for the annual meeting of shareholders held on May 6, 1998.

10.12*	Form of Kronos Worldwide, Inc. Long-Term Incentive Plan – incorporated by reference to Exhibit 10.4 of Kronos Worldwide, Inc.’s Registration Statement on Form 10 (File No. 001-31763).

10.13*
Form of Indemnity Agreement between the Registrant and the officers and directors of the Registrant – incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-4 (File No. 333-100047).

10.14*
Summary of Consulting arrangement beginning on August 1, 2003, as amended January 14, 2008 between Lawrence A. Wigdor and Kronos Worldwide, inc. – incorporated by reference to Item 1.01 to the Kronos Worldwide, Inc. Current Report on Form 8-K filed with the U.S. Securities and Exchange commission on January 18. 2008.

10.15
Agency Agreement, dated as of January 1, 2004, among Kronos International, Inc., Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Canada, Inc., Kronos Titan AS and Societe Indutrielle Du Titane, S.A.

10.16
Titanium Dioxide Products and Titanium Chemicals Distribution Agreement, dated as of January 1, 2005, among Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Canada, Inc., Kronos Titan AS, Kronos (US), Inc., Kronos Denmark ApS, Kronos Titan GmbH, Kronos Limited, Societe Industrielle Du Titane, S.A. and Kronos B.V.

10.17	Raw Material Purchase and Sale Agreement, dated as of January 1, 2004, among Kronos (US), Inc., Kronos Titan GmbH, Kronos Europe S.A./N.V. and Kronos Canada, Inc.

10.18	Promissory note in the amount of euro 65,000,000, dated as of October 12, 2004 between the Registrant and Kronos Worldwide, Inc.

10.19	Promissory note in the amount of euro 98,094,875, dated as of November 26, 2004 between the Registrant and Kronos Worldwide, Inc.

12.1	Statements of Computation of Ratio of Earnings to Fixed Charges

31.1	Certification.

31.2	Certification.

32.1	Certification.

___________________________________

*	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kronos International, Inc.
(Registrant)

By:/s/ Harold C. Simmons
Harold C. Simmons
March 12, 2008
(Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

s/ Andrew Kasprowiak	/s/ Gregory M. Swalwell
Andrew Kasprowiak, March 12, 2008	Gregory M. Swalwell, March 12, 2008
(Director)	(Vice President, Finance; Principal Financial Officer)

s/ Dr. Ulfert Fiand	/s/ Volker Roth
Dr. Ulfert Fiand, March 12, 2008	Volker Roth, March 12, 2008
(Director)	(Director)

/s/ Tim C. Hafer
Tim C. Hafer, March 12, 2008
(Vice President, Controller, Principal Accounting Officer)

KRONOS INTERNATIONAL, INC.

Annual Report on Form 10-K

Items 8, 15(a) and 15(c)

Index of Financial Statements and Schedules

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets -
December 31, 2006 and 2007	F-3

Consolidated Statements of Operations -
Year ended December 31, 2005, 2006 and 2007	F-5

Consolidated Statements of Comprehensive Income (Loss) -
Year ended December 31, 2005, 2006 and 2007	F-6

Consolidated Statements of Stockholder’s Equity -
Year ended December 31, 2005, 2006 and 2007	F-7

Consolidated Statements of Cash Flows -
Year ended December 31, 2005, 2006 and 2007	F-8

Notes to Consolidated Financial Statements	F-10

Financial Statement Schedule

Schedule I – Condensed Financial Information of Registrant	S-1

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors of Kronos International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of Kronos International, Inc. and its subsidiaries at December 31, 2006 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 15 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for pension benefit obligations in 2006 and the manner in which it accounts for uncertain tax positions in 2007.

PricewaterhouseCoopers LLP

Dallas, Texas
March 12, 2008

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

ASSETS	December 31,
	2006	2007

Current assets:
Cash and cash equivalents	$52.8	$67.0
Restricted cash	1.5	1.8
Accounts and other receivables	153.0	168.2
Receivable from affiliates	1.6	1.5
Inventories	195.1	228.9
Prepaid expenses	3.9	3.6

Total current assets	407.9	471.0

Other assets:
Deferred financing costs, net	8.8	8.1
Restricted marketable debt securities	2.8	3.2
Deferred income taxes	264.4	168.7
Other	1.1	.8

Total other assets	277.1	180.8

Property and equipment:
Land	34.3	38.1
Buildings	156.8	177.6
Equipment	740.7	839.5
Mining properties	82.1	89.7
Construction in progress	15.6	40.2

Total property and equipment	1,029.5	1,185.1

Less accumulated depreciation and amortization	633.9	733.8

Net property and equipment	395.6	451.3

Total assets	$1,080.6	$1,103.1

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except share data)

LIABILITIES AND STOCKHOLDER’S EQUITY	December 31,
	2006	2007

Current liabilities:
Current maturities of long-term debt	$.9	$.8
Accounts payable and accrued liabilities	115.3	138.2
Payable to affiliates	10.2	5.6
Income taxes	10.1	9.3
Deferred income taxes	1.8	3.3

Total current liabilities	138.3	157.2

Noncurrent liabilities:
Long-term debt	528.9	590.0
Deferred income taxes	14.4	16.4
Accrued pension cost	172.8	128.0
Other	14.7	30.1

Total noncurrent liabilities	730.8	764.5

Stockholder’s equity:
Common stock, $100 par value; 100,000 shares authorized; 2,968 shares issued	.3	.3
Additional paid-in capital	1,944.2	1,944.2
Retained deficit	(1,314.6)	(1,411.5)
Notes receivable from affiliate	(209.5)	(209.5)
Accumulated other comprehensive loss:
Currency translation	(99.3)	(80.3)
Defined benefit pension plans	(109.6)	(61.8)

Total stockholder’s equity	211.5	181.4

Total liabilities and stockholder’s equity	$1,080.6	$1,103.1

Commitments and contingencies (Notes 7 and 12)

See accompanying Notes to Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Years ended December 31,
	2005	2006	2007

Net sales	$850.9	$914.2	$946.1
Cost of sales	612.5	691.2	749.7

Gross margin	238.4	223.0	196.4

Selling, general and administrative expense	110.2	116.8	123.3
Other operating income (expense):
Currency transaction gains (losses), net	4.1	(4.5)	(3.9)
Disposition of property and equipment	(1.4)	(1.8)	(.6)
Royalty income	6.8	7.2	7.2
Other income	.6	.4	3.0
Other expense	(.1)	(.1)	(.1)

Income from operations	138.2	107.4	78.7

Other income (expense):
Interest income from affiliates	18.9	18.8	20.6
Trade interest income	1.1	2.2	2.1
Other interest income	-	.8	-
Securities transaction gain	5.4	-	-
Loss on prepayment of debt	-	(22.3)	-
Interest expense	(43.9)	(40.9)	(37.8)

Income before income taxes	119.7	66.0	63.6

Provision (benefit) for income taxes	59.4	(7.7)	122.4

Net income (loss)	$60.3	$73.7	$(58.8)

See accompanying Notes to Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years ended December 31,
	2005	2006	2007

Net income (loss)	$60.3	$73.7	$(58.8)

Other comprehensive (loss) income, net of tax:

Currency translation	(30.5)	30.5	19.0

Pension plans:
Amortization of prior service cost and net losses included in periodic pension cost	-	-	5.1
Net actuarial gain arising during year	-	-	41.3
Minimum pension liability change	(54.1)	8.2	-

	(54.1)	8.2	46.4

Total other comprehensive income (loss)	(84.6)	38.7	65.4

Comprehensive income (loss)	$(24.3)	$112.4	$6.6

See accompanying Notes to Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

Years ended December 31, 2005, 2006 and 2007

(In millions)

					Accumulated other
				Notes	comprehensive		Total
		Additional		receivable	income (loss)		common
	Common	paid-in	Retained	from	Currency	Pension	stockholder’s
	stock	capital	(deficit)	affiliates	translation	plans	equity

Balance at December 31, 2004	$.3	$1,944.2	$(1,398.4)	$(209.5)	$(99.3)	$(29.6)	$207.7

Net income	-	-	60.3	-	-	-	60.3
Other comprehensive loss, net of tax	-	-	-	-	(30.5)	(54.1)	(84.6)

Balance at December 31, 2005	.3	1,944.2	(1,338.1)	(209.5)	(129.8)	(83.7)	183.4

Net income	-	-	73.7	-	-	-	73.7
Other comprehensive loss, net of tax	-	-	-	-	30.5	8.2	38.7
Cash dividends	-	-	(50.2)	-	-	-	(50.2)
Change in accounting – asset and liability recognition provisions of SFAS No. 158	-	-	-	-	-	(34.1)	(34.1)

Balance at December 31, 2006	.3	1,944.2	(1,314.6)	(209.5)	(99.3)	(109.6)	211.5

Net loss	-	-	(58.8)	-	-	-	(58.8)
Other comprehensive loss, net of tax	-	-	-	-	19.0	46.4	65.4
Cash dividends	-	-	(34.2)	-	-	-	(34.2)
Change in accounting:
FIN 48	-	-	(.5)	-	-	-	(.5)
SFAS No. 158 – measurement date provisions	-	-	(3.4)	-	-	1.4	(2.0)

Balance at December 31, 2007	$.3	$1,944.2	$(1,411.5)	$(209.5)	$(80.3)	$(61.8)	$181.4

See accompanying Notes to Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2005	2006	2007
Cash flows from operating activities:
Net income (loss)	$60.3	$73.7	$(58.8)
Depreciation and amortization	36.5	36.7	41.0
Loss on prepayment of debt	-	22.3	-
Call premium paid	-	(20.9)	-
Deferred income taxes	30.9	(27.9)	107.9
Defined benefit pension plan expense greater (less) than cash funding	(2.3)	3.2	6.9
Other, net	(3.3)	2.7	3.8
Change in assets and liabilities:
Accounts and other receivables	(9.6)	(14.3)	5.4
Inventories	(38.9)	11.4	(11.1)
Prepaid expenses	(.2)	(1.1)	.8
Accounts payable and accrued liabilities	10.1	(.1)	(.4)
Income taxes	7.9	(15.7)	(3.6)
Accounts with affiliates	4.6	(5.8)	(4.3)
Other noncurrent assets	(.7)	.2	.3
Other noncurrent liabilities	(2.6)	(1.9)	(3.0)

Net cash provided by operating activities	92.7	62.5	84.9

Cash flows from investing activities:
Capital expenditures	(39.5)	(47.1)	(42.4)
Change in restricted cash equivalents	.1	-	(.1)
Proceeds from disposal of interest in Norwegian smelting operation	3.6	-	-

Net cash used by investing activities	(35.8)	(47.1)	(42.5)

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2005	2006	2007
Cash flows from financing activities:
Indebtedness:
Borrowings	$4.6	$498.6	$.6
Principal payments	(13.1)	(470.6)	(.4)
Deferred financing fees	-	(8.9)	-
Dividends paid	-	(50.2)	(34.2)

Net cash used by financing activities	(8.5)	(31.1)	(34.0)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	48.4	(15.7)	8.4
Currency translation	(2.6)	5.2	5.8

	45.8	(10.5)	14.2

Balance at beginning of year	17.5	63.3	52.8

Balance at end of year	$63.3	$52.8	$67.0

Supplemental disclosures – Cash paid for:
Interest	$40.9	$32.0	$36.7
Income taxes	20.0	34.5	18.9
Accrual for capital expenditures	-	-	8.6

Inventories received as partial consideration for disposal of interest in Norwegian smelting operation	$1.9	$-	$-

See accompanying Notes to Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -  Summary of significant accounting policies:

Organization and basis of presentation. We are a Delaware corporation that is a wholly-owned subsidiary of Kronos Worldwide, Inc. (“Kronos”) At December 31, 2007, (i) Valhi, Inc. held approximately 59% of Kronos’ common stock and NL Industries, Inc. (NYSE: NL) held an additional 36% of Kronos’ common stock, (ii) Valhi held 83% of NL’s outstanding common stock and (iii) a subsidiary of Contran Corporation held approximately 93% of Valhi's outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is sole trustee), or is held by Mr. Simmons or other persons or related companies to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of such companies.

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

Derivatives and hedging activities.  We recognize derivatives as either assets or liabilities and measure them at fair value in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted.  We recognize the changes in the fair value of derivatives either in net income (loss) or other comprehensive income (loss), depending on the intended use of the derivative.

Cash and cash equivalents.  We classify bank time deposits and U.S. Treasury securities purchased under short-term agreements to resell with original maturities of three months or less as cash equivalents.

Restricted marketable debt securities.  We classify cash equivalents and marketable debt securities that have been segregated or otherwise limited in use as restricted.  Restricted marketable debt securities are primarily invested in corporate debt securities and include amounts restricted in accordance with applicable Norwegian law regarding certain requirements of our Norwegian defined benefit pension plans ($2.8 million and $3.2 million at December 31, 2006 and 2007, respectively). The restricted marketable debt securities are generally classified as either a current or noncurrent asset depending upon the maturity date of each such debt security and are carried at market which approximates cost.

Accounts receivable.  We provide an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

Property and equipment and depreciation.  We state property and equipment at cost including capitalized interest on borrowings during the actual construction period of major capital projects.  Capitalized interest costs were not material in 2005, 2006 or 2007.  We compute depreciation of property and equipment for financial reporting purposes (including mining properties) principally by the straight-line method over the estimated useful lives of ten to 40 years for buildings and three to 20 years for equipment.  We use accelerated depreciation methods for income tax purposes, as permitted.  Upon the sale or retirement of an asset, we remove the related cost and accumulated depreciation from the accounts and recognize any gain or loss in income currently.

We expense expenditures for maintenance, repairs and minor renewals (including planned major maintenance), while we capitalize expenditures for major improvements.

We have a governmental concession with an unlimited term to operate ilmenite mines in Norway.  Mining properties consist of buildings and equipment used in our Norwegian ilmenite mining operations.  While we own the land and ilmenite reserves associated with the mining operations, such land and reserves were acquired for nominal value and we have no material asset recognized for the land and reserves related to such mining operations.

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable.  We consider all relevant factors.  We perform the impairment test by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required.  We assess impairment of property and equipment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Long-term debt.  We state long-term debt net of any unamortized original issue premium or discount.  We classify amortization of deferred financing costs and any premium or discount associated with the issuance of indebtedness as interest expense and compute such amortization by the interest method over the term of the applicable issue.

Employee benefit plans.  Accounting and funding policies for our retirement plans are described in Note 8 and 15.

Income taxes.  We, Kronos and Valhi are members of Contran’s consolidated U.S. federal income tax group (the "Contran Tax Group") and we also file consolidated income tax returns with Contran in various U.S. state jurisdictions.  As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group.  See Note 7.  As a member of the Contran Tax Group, we are party to a tax sharing agreement that provides we compute provisions for U.S. income taxes on a separate-company basis using the tax elections made by Contran.  Pursuant to the tax sharing agreement we make payments to or receive payments from Kronos using the tax elections made by Contran, in amounts we would have paid to or received from the U.S. Internal Revenue Service had we not been a member of Contran Tax Group.  We made no payments to Kronos for income taxes during 2005, 2006 or 2007.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of foreign subsidiaries which are not deemed to be permanently reinvested.  The earnings of foreign subsidiaries subject to permanent reinvestment plans aggregated $739 million at December 31, 2006 and $714 million at December 31, 2007.  It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to such earnings due to the complexities associated with the U.S. taxation on earnings of foreign subsidiaries repatriated to the U.S.  We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets that we believe does not meet the more-likely-than-not recognition criteria.

Prior to 2007, we provided a reserve for uncertain income tax positions when we believed the benefit associated with a tax position was not probable of prevailing with the applicable tax authority and the amount of the lost benefit associated with such tax position was reasonably estimable.  Beginning in 2007, we record a reserve for uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. (“FIN”) 48, Accounting for Uncertain Tax Positions for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  See Note 15.

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

Selling, general and administrative expense; shipping and handling costs.  Selling, general and administrative expense includes costs related to marketing, sales, distribution, shipping and handling, research and development and legal and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.  We include shipping and handling costs in selling, general and administrative expense and these costs were $52 million in 2005, $55 million in 2006 and $57 million in 2007.  We expense advertising costs as incurred and these costs were approximately $1 million in each of 2005, 2006 and 2007.  We expense research, development and certain sales technical support costs as incurred and these costs approximated $9 million in 2005 and $11 million in 2006 and $12 million in 2007.

Note 2 -  Geographic information:

Our operations are associated with the production and sale of titanium dioxide (“TiO2”).  TiO2 pigments are used to impart whiteness, brightness and opacity to a wide variety of products, including paints, plastics, paper, fibers and ceramics.  All of our net assets are located in Europe.

For geographic information, we attribute net sales to the place of manufacture (point of origin) and the location of the customer (point of destination); we attribute property and equipment to their physical location.

	Years ended December 31,
	2005	2006	2007
	(In millions)
Geographic areas
Net sales – point of origin:
Germany	$613.1	$672.0	$700.6
Belgium	187.0	192.8	209.8
Norway	160.5	173.5	184.3
Eliminations	(109.7)	(124.1)	(148.6)

Total	$850.9	$914.2	$946.1

	Years ended December 31,
	2005	2006	2007
	(In millions)
Net sales – point of destination:

Europe	$689.5	$728.6	$807.4
North America	52.0	54.4	20.9
Other	109.4	131.2	117.8

Total	$850.9	$914.2	$946.1

	December 31,
	2006	2007
	(In millions)

Identifiable assets - net property and equipment:

Germany	$262.5	$291.0
Belgium	64.0	70.5
Norway	68.8	89.0
Other	.3	.8

Total	$395.6	$451.3

Note 3 -  Accounts and other receivables:

	December 31,
	2006	2007
	(In millions)

Trade receivables	$137.3	$144.0
Recoverable VAT and other receivables	15.7	23.5
Refundable income taxes	1.4	2.4
Allowance for doubtful accounts	(1.4)	(1.7)

Total	$153.0	$168.2

Note 4 -  Inventories

	December 31,
	2006	2007
	(In millions)

Raw materials	$37.2	$51.4
Work in process	18.6	16.2
Finished products	100.7	116.3
Supplies	38.6	45.0

Total	$195.1	$228.9

Note 5 -  Accounts payable and accrued liabilities:

	December 31,
	2006	2007
	(In millions)

Accounts payable	$65.9	$77.8
Employee benefits	17.1	17.3
Accrued sales discounts and rebates	5.8	12.6
Accrued interest	7.3	8.1
Other	19.2	22.4

Total	$115.3	$138.2

Note 6 -  Long-term debt:

	December 31,
	2006	2007
	(In millions)

Long-term debt:
6.5% Senior Secured Notes	$525.0	$585.5
Other	4.8	5.3

Total debt	529.8	590.8
Less current maturities	.9	.8

Total long-term debt	$528.9	$590.0

Senior Secured Notes – On April 11, 2006, we issued an aggregate of euro 400 million principal amount of 6.5% Senior Secured Notes due April 2013, at 99.306% of their principal amount ($498.5 million when issued) to yield an effective interest rate of 7.1%.  These Senior Secured Notes are collateralized by a pledge of 65% of the common stock or other ownership interests of certain of our first-tier operating subsidiaries.  Such operating subsidiaries are Kronos Titan GmbH, Kronos Denmark ApS, Kronos Limited and Societe Industrielle Du Titane, S.A.  We issued the 6.5% Notes pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts our ability and that of our subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of the assets of these subsidiaries to another entity.  At our option, we may redeem the 6.5% Notes on or after October 15, 2009 at redemption prices ranging from 103.25% of the principal amount, declining to 100% on or after October 15, 2012.  In addition, on or before April 15, 2009, we may redeem up to 35% of the 6.5% Notes with the net proceeds of a qualified public equity offering at 106.5% of the principal amount.  In the event of a change of control, as defined, we would be required to make an offer to purchase the 6.5% Notes at 101% of the principal amount.  We would also be required to make an offer to purchase a specified portion of the 6.5% Notes at par value in the event we generate a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period.  At December 31, 2006 and 2007, the estimated market price of the 6.5% Notes was approximately euro 970 and euro 860 per euro 1,000 principal amount, respectively.  At December 31, 2007, the carrying amount of the Notes includes euro 2.1 million ($3.1 million) of unamortized original issue discount (2006 – euro 2.5 million, or $3.3 million).

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

Credit Facility - Our operating subsidiaries in Germany, Belgium, Norway and Denmark (collectively, the “Borrowers”) have a euro 80 million secured revolving bank credit facility that matures in June 2008.  Borrowings may be denominated in euro, Norwegian kroner or the U.S. dollar, and bear interest at the applicable interbank market rate plus 1.125%.  The facility also provides for the issuance of letters of credit up to euro 5 million.  The credit facility is collateralized by the accounts receivable and inventories of the Borrowers, plus a limited pledge of all of the other assets of the Belgian borrower.  The credit facility contains certain restrictive covenants which, among other things, restricts the ability of the Borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to another entity.  In addition, the credit facility contains customary cross-default provisions with respect to other debt and obligations of the Borrowers, us and our other subsidiaries.  At December 31, 2007, no amounts were outstanding under the credit facility and the equivalent of $117.7 million was available for additional borrowing by the subsidiaries.  We expect to obtain an extension of our secured revolving bank credit facility sometime prior to the current June 2008 maturity.

Under the cross-default provisions of the 6.5% Notes, the 6.5% Notes may be accelerated prior to their stated maturity if we or any of our subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness).  Under the cross-default provisions of the credit facility, any outstanding borrowings under the credit facility may be accelerated prior to their stated maturity if the we or the borrowers default under any other indebtedness in excess of euro 5 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness).  The credit facility contains provisions that allow the lender to accelerate the maturity of the applicable facility in the event of a change of control, as defined, of the applicable borrower.  In the event the cross-default provisions of either the 6.5% Notes or the credit facility become applicable, and such indebtedness is accelerated, we would be required to repay such indebtedness prior to their stated maturity.

Aggregate maturities of long-term debt at December 31, 2007 are shown in the table below.

Years ending December 31,	_____Amount____
(In millions)

2008	$.8
2009	1.0
2010	1.1
2011	1.1
2012	1.2
2013 and thereafter	585.6

Total	$590.8

Restrictions.  Certain of the credit facilities described above require the respective borrower to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type.  We are currently in compliance with all of our applicable debt covenants.  At December 31, 2007, our restricted net assets approximated $103 million.

Note 7 - Income taxes:

	Years ended December 31,
	2005	2006	2007
	(In millions)
Pre-tax income:
Germany	$65.1	$18.5	$31.7
Other non-U.S.	54.6	47.5	31.9

Total	$119.7	$66.0	$63.6

Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$41.9	$23.1	$22.2
Non-U.S. tax rates	.5	(1.5)	(.4)
Incremental tax and rate differences on equity in earnings of non-tax group companies	-	.5	.5
Adjustment of German tax attribute	17.5	(21.7)	8.7
Nondeductible expenses	4.6	4.2	2.8
Tax contingency reserve adjustment, net	(7.7)	(10.7)	(.7)
Assessment (refund) of prior year income taxes	2.1	(1.4)	(.9)
German tax rate change	-	-	90.8
Other, net	.5	(.2)	(.6)

Provision (benefit) for income taxes	$59.4	$(7.7)	$122.4

Components of income tax expense (benefit):
Currently payable:
Germany	$10.9	$5.0	$1.4
Other non – U.S.	17.6	15.2	12.8

	28.5	20.2	14.2
Deferred income taxes (benefit):
Germany	31.4	(23.5)	111.6
Other non - U.S.	(.5)	(4.4)	(3.4)

	30.9	(27.9)	108.2

Provision (benefit) for income taxes	$59.4	$(7.7)	$122.4

	Years ended December 31,
	2005	2006	2007
	(In millions)
Comprehensive provision for income taxes allocable to (benefit):
Net income	$59.4	$(7.7)	$122.4
Other comprehensive income – Pension plans	(32.4)	6.7	28.0

Adoption of SFAS No. 158 – Pension plans	-	(18.6)	(1.2)

Total	$27.0	$(19.6)	$149.2

The components of our net deferred income taxes at December 31, 2006 and 2007, are summarized in the following table.

	December 31,
	2006		2007
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Tax effect of temporary differences related to:
Inventories	$1.5	$(3.1)	$1.5	$(4.5)
Property and equipment	20.7	(22.8)	-	(26.0)
Pension asset	-	(36.7)	-	(29.8)
Accrued pension cost	64.2	-	35.1	-
Other accrued liabilities and deductible differences	27.8	-	21.8	-
Other taxable differences	-	(20.2)	-	(4.5)
Tax loss and tax credit carryforwards	216.8	-	155.4	-
Adjusted gross deferred tax assets (liabilities)	331.0	(82.8)	213.8	(64.8)
Netting of items by tax jurisdiction	(66.6)	66.6	(45.1)	45.1

	264.4	(16.2)	168.7	(19.7)
Less net current deferred tax asset (liability)	-	(1.8)	-	(3.3)

Net noncurrent deferred tax asset (liability)	$264.4	$(14.4)	$168.7	$(16.4)

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

In August 2007, Germany enacted certain changes in their income tax laws.  The most significant change is the reduction of the German corporate and trade income tax rates.  We have a significant net deferred income tax asset in Germany, primarily related to the benefit associated with our corporate and trade tax net operating loss carryforwards.  We measure our net deferred taxes using the applicable enacted tax rates, and the effect of any change in the applicable enacted tax rate is recognized in the period of enactment.  Accordingly, we reported a decrease in our net deferred tax asset in Germany of $90.8 million in the third quarter of 2007, which is recognized as a component of our provision for income taxes.

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

At December 31, 2007, we had the equivalent of $780 million and $215 million of net operating loss carryforwards for German corporate and trade tax purposes, respectively, all of which have no expiration date.

Note 8 - Employee benefit plans:

Defined contribution plans.  We maintain various defined contribution pension plans with our contributions based on matching or other formulas.  Defined contribution plan expense was not material in 2005, 2006 or 2007.

Defined benefit plans.  We maintain various defined benefit pension plans.  Employees are covered by plans in their respective countries.  Prior to December 31, 2007, we used a September 30 measurement date for our defined benefit pension plans.  Effective December 31, 2007, all of our defined benefit pension plans now use a December 31 measurement date.  See Note 15.

We expect to contribute the equivalent of approximately $16 million to all of our defined benefit pension plans during 2008.  Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In millions)

2008	$19.4
2009	18.3
2010	16.6
2011	17.2
2012	19.4
Next 5 years	94.6

The funded status of our defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2006	2007
	(In millions)
Change in projected benefit obligations (“PBO”):
Benefit obligations at beginning of the year	$352.6	$380.9
Change in measurement date, net	-	5.6
Service cost	5.5	5.6
Interest cost	15.0	17.7
Participant contributions	1.5	2.0
Actuarial gains	(15.4)	(67.5)
Change in foreign currency exchange rates	39.2	40.2
Benefits paid	(17.5)	(26.2)

Benefit obligations at end of the year	380.9	358.3

Change in plan assets:
Fair value of plan assets at beginning of the year	176.9	208.1
Change in measurement date, net	-	(1.0)
Actual return on plan assets	8.6	5.3
Employer contributions	18.5	17.4
Participant contributions	1.5	2.0
Change in foreign currency exchange rates	20.0	24.7
Benefits paid	(17.4)	(26.2)

Fair value of plan assets at end of year	208.1	230.3

Funded status	$(172.8)	$(128.0)

Amounts recognized in the balance sheet:
Accrued pension costs:
Current	$-	$-
Noncurrent	(172.8)	(128.0)

Total	$(172.8)	$(128.0)

Accumulated other comprehensive loss:
Actuarial losses	$170.5	$94.6
Prior service cost	5.6	5.0
Net transition obligations	.7	.5

Total	$176.8	$100.1

Accumulated benefit obligations (“ABO”)	$321.3	$296.8

The amounts shown in the table above for actuarial losses, prior service cost and net transition obligations at December 31, 2006 and 2007 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years.  In accordance with SFAS No. 158, these amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 2006 and 2007.  We expect approximately $4.0 million, $.5 million and $.2 million of the unrecognized actuarial losses, prior service costs and net transition obligations, respectively, as of December 31, 2007 will be recognized as components of our net periodic defined benefit pension cost in 2008.

The table below details the changes in plan assets and benefit obligations recognized in accumulated other comprehensive income (loss) during 2007.

Year Ended
December 31, 2007
(In millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Current year:
Net actuarial gain	$66.4
Amortization of unrecognized:
Prior service cost	.5
Net transition obligations	.2
Net actuarial losses	7.5
Change in measurement date:
Prior service costs	.1
Net actuarial loss	2.0

Total	$76.7

The components of our net periodic defined benefit pension cost are presented in the table below.  During 2007, the amounts shown below for the amortization of actuarial losses, prior service cost and net transition obligations, net of deferred income taxes were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2006.

	Years ended December 31,
	2005	2006	2007
	(In millions)
Net periodic pension cost:
Service cost benefits	$5.9	$5.5	$5.6
Interest cost on PBO	14.0	15.0	17.7
Expected return on plan assets	(12.0)	(11.2)	(11.5)
Amortization of prior service cost	.5	.5	.5
Amortization of net transition obligations	.1	.1	.2
Recognized actuarial losses	3.0	7.8	7.5

Total	$11.5	$17.7	$20.0

The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2006 and 2007 are presented in the table below.  Such weighted-average rates were determined using the projected benefit obligations at each date.

	December 31,
Rate	2006	2007

Discount rate	4.6%	5.5%
Increase in future compensation levels	3.0%	3.0%

The weighted-average rate assumptions used in determining the net periodic pension cost for 2005, 2006 and 2007 are presented in the table below.  The weighted-average discount rate and the weighted-average increase in future compensation levels were determined using the projected benefit obligations as of the beginning of each year, and the weighted-average long-term return on plan assets was determined using the fair value of plan assets as of the beginning of each year.

	Years ended December 31,
Rate	2005	2006	2007

Discount rate	5.0%	4.1%	4.6%
Increase in future compensation levels	2.8%	2.8%	3.0%
Long-term return on plan assets	6.0%	5.5%	5.7%

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
•
In Norway, we currently have a plan asset target allocation of 14% to equity securities, 64% to fixed income securities and the remainder primarily to liquid investments such as money markets.  The expected long-term rate of return for such investments is approximately 8.5%, 5.0% and 4.5%, respectively.

Our pension plan weighted average asset allocations by asset category were as follows:

	December 31, 2006		December 31, 2007
	Germany	Norway	Germany	Norway

Equity securities and limited partnerships	23%	13%	28%	18%
Fixed income securities	48	64	49	68
Real estate	14	-	12	-
Cash, cash equivalents and other	15	23	11	14

Total	100%	100%	100%	100%

We regularly review our actual asset allocation for each of our plans, and periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when we consider it appropriate.

Note 9 – Other noncurrent liabilities:

	December 31,
	2006	2007
	(In millions)

Reserve for uncertain tax positions	$-	$14.9
Employee benefits	6.9	8.2
Insurance claims and expenses	1.5	1.9
Other	6.3	5.1

Total	$14.7	$30.1

Note 10 – Common stock and notes receivable from affiliates:

NL common stock options held by employees of the Company.  At December 31, 2007, our employees held options to purchase approximately 45,000 shares of NL common stock.  These options are exercisable at various dates through 2011 and 13,000 have exercise prices ranging from $2.66 to $5.63 per share and 32,000 have an exercise price of $11.49 per share.  Such options generally vest over five years, and vesting ceases at the date the employee separates from service with us (including retirement).  No options were granted in 2005, 2006 or 2007.

Common stock dividends.  We paid cash dividends to Kronos of nil in 2005, $50.2 million in 2006 and $34.2 million in 2007.  In February 2008, we paid a cash dividend of $20.1 million to Kronos.

Notes receivable from affiliates – contra equity.  Prior to 2005, we loaned an aggregate euro 163.1 million ($209.5 million) to Kronos in return for two promissory notes instead of making a cash dividend distribution.  Interest on both notes is payable to us on a quarterly basis at an annual rate of 9.25%, such interest was and is expected to be paid quarterly.  The notes mature on December 31, 2010, with all principal due at that date.  The notes are unsecured, contain no financial covenants and provide for default only upon Kronos’ failure to pay any amount when due (subject to a short grace period).    Due to the long-term investment nature of these notes, settlement of the principal balance of the notes is not contemplated within the foreseeable future.  We currently expect that settlement of the principal amount of the notes will occur through a capital transaction (i.e. a non-cash dividend to Kronos in the form of distributing such notes receivable to Kronos).  Accordingly, we have classified these notes receivable as a separate component of stockholder’s equity in accordance with GAAP.  We recognize interest income on such notes, which is expected to be paid quarterly, when earned.  See Note 11.  Until such time as the notes are settled, we benefit from the interest income earned on the promissory notes.

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

Current receivables from and payables to affiliates are summarized in the table below.

	December 31,
	2006	2007
	(In millions)
Current receivables from affiliates:
Kronos Canada (“KC”)	$1.4	$1.4
Other	.2	.1

Total	$1.6	$1.5

Current payables to affiliate:
Kronos (US), Inc. (“KUS”)	$10.2	$5.6

Interest income on all loans to related parties, consisting of the interest income earned on our notes receivable from Kronos discussed in Note 10, was $18.9 million in 2005, $18.8 million in 2006 and $20.6 million in 2007.

Net amounts between us and KUS were generally related to product sales and purchases and raw material purchases.  Net amounts between us and KC were generally related to product sales and purchases and royalties.  KUS and KC are both subsidiaries of Kronos.

Sales of TiO2 to KUS and KC aggregated $63.6 million in 2005, $65.9 million in 2006 and $21.9 million in 2007.

KUS purchases the rutile and slag feedstock used as a raw material in all of our chloride process TiO2 facilities.  We purchase such feedstock from KUS for use in our facilities for an amount equal to the amount paid by KUS to the third-party supplier plus a 2.5% administrative fee.  Such feedstock purchases were $120.1 million in 2005, $119.1 million in 2006 and $143.5 million in 2007.

Purchases of TiO2 from KUS were nil in 2005, $.2 million in 2006 and $1.7 million in 2007.  Purchases of TiO2 from KC were $.6 million in 2005, $1.1 million in 2006 and $1.2 million in 2007.

Royalty income received from KC for use of certain of our intellectual property was $6.8 million in 2005, $7.2 million in 2006 and $7.3 million in 2007.

Under the terms of various intercorporate services agreements ("ISAs") entered into between us and various related parties, including Contran, employees of one company will provide certain management, tax planning, financial and administrative services to the other company on a fee basis.  Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient, and the compensation and associated expenses of such persons.  Because of the large number of companies affiliated with Contran, Kronos Worldwide and NL, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity.  These ISA agreements are reviewed and approved by the applicable independent directors of the companies that are parties to the agreements.  The net ISA fee charged to us included in selling, general and administrative expense was $2.9 million in 2005, $3.5 million in 2006 and $3.8 million in 2007.

Tall Pines Insurance Company, and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us.  Tall Pines and EWI are subsidiaries of Valhi.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker.  The aggregate premiums paid to Tall Pines and EWI by us were $5.5 million in 2005, $6.7 million in 2006 and $5.3 million in 2007.  These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines and EWI.  Tall Pines purchases reinsurance for substantially all of the risks it underwrites.  We expect that these relationships with Tall Pines and EWI will continue in 2008.

We recognized a gain of $1.6 million in the fourth quarter of 2007 in connection with the sale of manufacturing technology to Louisiana Pigment Company, L.P. a 50% owned joint venture of Kronos.  This gain is included in other income.

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

Note 12 - Commitments and contingencies:

Environmental matters.  Our operations are governed by various environmental laws and regulations.  Certain of our businesses are, or have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws.  As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage.  We have implemented and continue to implement various policies and programs in an effort to minimize these risks.  Our policy is to maintain compliance with applicable environmental laws and regulations at all of our facilities and to strive to improve our environmental performance.  From time to time, we may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs.  It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances.  We believe all of our plants are in substantial compliance with applicable environmental laws.

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

Concentrations of credit risk.  Sales of TiO2 accounted for about 86% of our sales during each of the past three years.  The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the TiO2 production processes).  TiO2 is generally sold to the paint, plastics and paper industries.  Such markets are generally considered “quality-of-life” markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions.  We sell TiO2 to over 3,000 customers, with the top ten customers (excluding sales to KC and KUS) approximating 20%, 20%, and 19% of net sales in 2005, 2006 and 2007.  We did not have sales to a single customer of over 10% in any of the previous three years.  Approximately 76% of our TiO2 sales by volume were to Europe in 2005, approximately 77% were to Europe in 2006 and approximately 80% were to Europe in 2007.  Approximately 10% of sales by volume were attributable to North America in 2005, 9% attributable to North America in 2006 and 3% attributable to North America in 2007.

Long-term contracts.  KUS has long-term supply contracts that provide for certain of its affiliates’ TiO2 feedstock requirements through 2011 including ours.  The agreements require KUS to purchase certain minimum quantities of feedstock with minimum annual purchase commitments aggregating approximately $712 million at December 31, 2007.  The agreements require that we and certain of our affiliates purchase chloride process feedstock underlying these long-term supply contracts from KUS.

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

We also lease various other manufacturing facilities and equipment.  Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively.  In most cases we expect that, in the normal course of business, such leases will be renewed or replaced by other leases.  Net rent expense approximated $9 million in each of 2005, 2006 and 2007.  At December 31, 2007, future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year were as follows:

Years ending December 31,	Amount
(In millions)

2008	$4.2
2009	3.1
2010	2.0
2011	1.4
2012	1.2
2013 and thereafter	21.0

Total	$32.9

Approximately $24 million of the $32.9 million aggregate future minimum rental commitments at December 31, 2007 relates to our Leverkusen facility lease discussed above.  The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2007.  As discussed above, any change in the rent is based solely on negotiations between us and Bayer, and any such change in the rent is deemed “contingent rentals” under GAAP which is excluded from the future minimum lease payments disclosed above.

Income taxes.  We and Kronos have agreed to a policy providing for the allocation of tax liabilities and tax payments as described in Note 1.  Under applicable law, we, as well as every other member of the Contran Tax Group, are each jointly and severally liable for the aggregate federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we were included in the Contran Tax Group. Kronos has agreed, however, to indemnify us for any liability for income taxes of the Contran Tax Group in excess of our tax liability previously computed and paid by us in accordance with the tax allocation policy.

Note 13 – Securities transaction gain:

We recognized a securities transaction gain in 2005, classified as nonoperating income, related to the sale of our passive interest in a Norwegian smelting operation.  This operation, which had a nominal carrying value for financial reporting purposes, was sold for $5.4 million, which consisted of $3.5 million cash and $1.9 million of inventory.

Note 14 - Financial instruments:

Summarized below is the estimated fair value and related net carrying value of our financial instruments.

	December 31,		December 31,
	2006		2007
	Carrying amount	Fair value	Carrying amount	Fair value
	(In millions)
Cash, cash equivalents, restricted cash and current and noncurrent restricted marketable debt securities	$57.1	$57.1	$72.0	$72.0

Long-term debt:
Fixed rate with market quotes -
6.5% Senior Secured Notes	$525.0	$512.5	$585.5	$507.7

Fair value of our noncurrent restricted marketable debt securities and the 6.5% Senior Secured Notes are based upon quoted market prices at each balance sheet date, which represent Level 1 inputs as defined by SFAS No. 157, Fair Value measurements.  See Note 15.

Note 15 – Recent accounting pronouncements:

Pension and Other Postretirement Plans - In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  SFAS No. 158 requires us to recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension and postretirement benefit plans on our Consolidated Balance Sheets.  This standard does not change the existing recognition and measurement requirements that determine the amount of periodic benefit cost we recognize in net income.

We adopted the asset and liability recognition and disclosure requirements of this standard effective December 31, 2006 on a prospective basis, in which we recognized through other comprehensive income all of our prior unrecognized gains and losses and prior service costs or credits, net of tax, as of December 31, 2006.  The effect of adopting the asset liability recognition requirements of this standard resulted in a $34.1 million net decrease in our accumulated other comprehensive income (loss), consisting of our loss related to our defined benefit pension plans.  Starting January 1, 2007 we now recognize all changes in the funded status of these plans through comprehensive income (loss), net of tax.  Any future changes will be recognized either in net income (loss), to the extent they are reflected in periodic benefit cost, or through other comprehensive income (loss).

In addition, prior to December 31, 2007 we used September 30 as a measurement date for our defined benefit pension plans. In accordance with the measurement date requirements of this standard, effective December 31, 2007 we commenced to use a December 31 measurement date for all of our defined benefit pension plans using a 15 month net periodic benefit cost based on the September 30, 2006 actuarial valuations. Accordingly, four-fifths of the net periodic benefit cost for such 15-month period has been included in the determination of our net loss for 2007, and one-fifth of such the net periodic benefit cost for such 15-month period, net of income taxes, has been allocated as a direct adjustment to our retained deficit in accordance with the transition provisions of the standard to reflect the change in measurement dates.  To the extent the net periodic benefit cost included amortization of unrecognized actuarial losses, prior service cost and net transition obligations, which were previously recognized as a component of accumulated other comprehensive income at December 31, 2006, the effect on retained deficit, net of income taxes, was offset by a change in our accumulated other comprehensive income (loss).  See Note 8.

Fair Value Measurements – In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which will become effective for us on January 1, 2008.  SFAS No. 157 generally provides a consistent, single fair value definition and measurement technique for GAAP pronouncements.  SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods.  In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 which will delay the provisions of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We will be required to ensure all of our fair value measurements are in compliance with SFAS No. 157 on a prospective basis beginning in the first quarter of 2008, except for non financial assets and liabilities, which we will be required to be in compliance with SFAS No. 157 prospectively beginning in the first quarter of 2009.  In addition, we will be required to expand our disclosures regarding the valuation methods and level of inputs we utilize in the first quarter of 2008, except for non financial assets and liabilities, which will require disclosure in the first quarter of 2009.  The adoption of this standard will not have a material effect on our Consolidated Financial Statements.

Fair Value Option - In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not to only specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for the company.  If we elect to measure eligible items at fair value under the standard, we would be required to present certain additional disclosures for each item we elect.  SFAS No. 159 becomes effective for us on January 1, 2008.  We do not except to elect to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards, therefore the adoption of this standard will not have a material effect on our Consolidated Financial Statements.

Business Combinations – Also in December 2007 the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which applies to us prospectively for business combinations that close in 2009 and beyond.  The statement expands the definition of a business combination to include more transactions including some asset purchases and requires an acquirer to recognize assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date at fair value as of that date with limited exceptions.  The statement also requires that acquisition costs be expensed as incurred and restructuring costs that are not a liability of the acquiree at the date of the acquisition be recognized in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  Due to the unpredictable nature of business combinations and the prospective application of this statement we are unable to predict the impact of the statement on our Consolidated Financial Statements.

Uncertain Tax Positions - In the second quarter of 2006 the FASB issued FIN 48, Accounting for Uncertain Tax Positions, which we adopted on January 1, 2007.  FIN 48 clarifies when and how much of a benefit we can recognize in our consolidated financial statements for certain positions taken in our income tax returns under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves.  Among other things, FIN 48 prohibits us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.  FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard.  We are required to classify any future reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position.  Upon adoption of FIN 48 on January 1, 2007, we increased our existing reserve for uncertain tax positions, which we previously classified as part of our deferred income taxes, from $14.1 million to $14.6 million and accounted for such $.5 million increase as a reduction of retained deficit in accordance with the transition provisions of the new standard.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued during 2007 was not material, and at December 31, 2007 we had $3.0 million accrued for interest and an immaterial amount accrued for penalties for our uncertain tax positions.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2007:

Amount
(In millions)

Unrecognized tax benefits:
Amount at adoption of FIN 48	$10.9
Tax positions take in prior periods:
Gross increases	-
Gross decreases	(1.9)
Tax positions taken in current period:
Gross increases	1.9
Gross decreases	-
Settlements with taxing authorities – cash paid	-
Lapse of applicable statute of limitations	-
Change in foreign currency exchange rates	1.0

Amount at December 31,2007	$11.9

If our uncertain tax positions were recognized, a benefit of $14.9   million would affect our effective income tax rate from continuing operations.  We currently estimate that our unrecognized tax benefits will not change materially during the next twelve months.

We file income tax returns in various U.S. federal, state and local jurisdictions.  We also file income tax returns in various foreign jurisdictions, principally in Germany, Belgium and Norway. Our foreign income tax returns are generally considered closed to examination for years prior to 2003 for Germany; 2002 for Belgium and 1998 for Norway.

Note 16 - Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions)

Year ended December 31, 2006
Net sales	$208.6	$248.5	$233.7	$223.4
Gross margin	53.5	57.8	52.6	59.1
Net income	13.4	9.6	9.3	41.4

Year ended December 31, 2007
Net sales	$227.4	$241.8	$246.0	$230.9
Gross margin	54.6	49.8	52.2	39.8
Net income*	13.5	1.7	(81.0)	7.0

*
In the fourth quarter of 2007 we determined that a liability established in 1992 was no longer necessary.  Therefore, net income for the fourth quarter of 2007 includes $.8 million ($.5 million net of income tax) related to the reversal of this non current liability).

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

(In millions)

	December 31,
	2006	2007

Current assets:
Cash and cash equivalents	$3.3	$9.0
Receivable from affiliates	51.7	58.7
Accounts and notes receivable	10.2	10.1
Other	.1	.2

Total current assets	65.3	78.0

Other assets:
Investment in subsidiaries	507.2	572.9
Deferred income taxes	217.2	164.9
Other	8.8	8.1
Property and equipment, net	6.8	7.7

Total other assets	740.0	753.6

Total assets	$805.3	$831.6

Current liabilities:
Accounts payable and accrued liabilities	$14.4	$15.4
Payable to affiliates	31.1	9.5
Income taxes	22.2	24.8

Total current liabilities	67.7	49.7

Noncurrent liabilities:
Long-term debt	525.0	585.5
Other	1.1	15.0

Total noncurrent liabilities	526.1	600.5

Stockholder’s equity	211.5	181.4

Total liabilities and stockholder’s equity	$805.3	$831.6

The accompanying Notes are an integral part of the Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Operations

(In millions)

	Years ended December 31,
	2005	2006	2007
Revenues and other income:
Net sales	$47.7	$50.6	$56.4
Equity in earnings of subsidiaries	91.2	55.0	33.3
Interest income from affiliates	18.9	19.6	20.6
Royalty income	19.2	20.1	20.7
Currency translation gains (losses), net	.2	(.1)	.2
Other income, net	-	.1	1.7

	177.2	145.3	132.9

Costs and expenses:
Cost of sales	27.0	28.5	33.8
General and administrative	30.9	34.2	37.5
Loss on prepayment of debt	-	22.3	-
Interest expense	42.2	39.7	37.5
Interest expense to affiliates	10.3	3.9	1.2

	110.4	128.6	110.0

Income before income taxes	66.8	16.7	22.9

Provision (benefit) for income taxes	6.5	(57.0)	81.7

Net income (loss)	$60.3	$73.7	$(58.8)

The accompanying Notes are an integral part of the Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Cash Flows

(In millions)

	Years ended December 31,
	2005	2006	2007
Cash flows from operating activities:
Net income (loss)	$60.3	$73.7	$(58.8)
Cash distributions from subsidiaries	-	50.6	40.9
Loss on prepayment of debt	-	22.3	-
Call premium paid	-	(20.9)	-
Noncash interest expense	2.1	1.6	1.9
Deferred income taxes	21.8	(28.7)	84.2
Equity in earnings of subsidiaries	(91.2)	(55.0)	(33.3)
Other, net	(.7)	3.3	6.1
Net change in assets and liabilities	11.9	(20.7)	.7

Net cash provided by operating activities	4.2	26.2	41.7

Cash flows used by investing activities -
capital expenditures	(1.5)	(1.9)	(1.8)

Cash flows from financing activities:
Indebtedness:
Borrowings	-	498.6	-
Principal payments	-	(470.5)	-
Loans to affiliates	-	(8.9)	-
Dividends paid	-	(50.2)	(34.2)

Net cash used by financing activities	-	(31.0)	(34.2)

Net change during the year from operating investing and financing activities	2.7	(6.7)	5.7
Currency translation	.6	.4	-
Balance at beginning of year	6.3	9.6	3.3

Balance at end of year	$9.6	$3.3	$9.0

The accompanying Notes are an integral part of the Financial Statements.

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

Note 2 - Investment in and advances to subsidiaries:

	December 31,
	2006	2007
	(In millions)
Current:
Receivable from:
Kronos Titan GmbH (“TG”) – income taxes	$44.6	$50.6
Kronos Chemie GmbH – income taxes	1.4	2.0
Kronos Titan A/S	1.9	1.9
Kronos Europe S.A./N.V	1.8	2.0
Kronos Canada	1.4	1.6
Titania A/S	.5	.6
Other	.1	-

	$51.7	$58.7
Payable to:
TG	27.6	2.7
KCH	3.4	6.5
Societe Industrielle du Titane, S.A.	-	.3
Kronos (US), Inc.	.1	-

	$31.1	$9.5

	December 31,
	2006	2007
	(In millions)
Investment in:
TG	$299.6	$328.5
Kronos Denmark ApS (“KDK”)	179.4	208.1
Other	28.2	36.3

	$507.2	$572.9

	Years ended December 31,
	2005	2006	2007
	(In millions)

Equity in income from continuing operations of subsidiaries:
TG	$52.2	$17.2	$7.6
KDK	35.8	33.7	19.5
Other	3.2	4.1	6.2

	$91.2	$55.0	$33.3

Note 3 - Long-term debt:

	December 31,
	2006	2007
	(In millions)

6.5% Senior Secured Notes due 2013	$525.0	$585.5

Senior Secured Notes – On April 11, 2006, we issued an aggregate of euro 400 million principal amount of 6.5% Senior Secured Notes due April 2013, at 99.306% of their principal amount ($498.5 million when issued).  These Senior Secured Notes are collateralized by a pledge of 65% of the common stock or other ownership interests of certain of our first-tier operating subsidiaries.  Such operating subsidiaries are Kronos Titan GmbH, Kronos Denmark ApS, Kronos Limited and Societe Industrielle Du Titane, S.A.  We issued the 6.5% Notes pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts our ability and that of our subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of the assets of these subsidiaries to another entity.  At our option, we may redeem the 6.5% notes on or after October 15, 2009 at redemption prices ranging from 103.25% of the principal amount, declining to 100% on or after October 15, 2012.  In addition, on or before April 15, 2009, we may redeem up to 35% of the 6.5% Notes with the net proceeds of a qualified public equity offering at 106.5% of the principal amount.  In the event of a change of control, as defined, we would be required to make an offer to purchase the 6.5% Notes at 101% of the principal amount.  We would also be required to make an offer to purchase a specified portion of the 6.5% Notes at par value in the event we generate a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period.  At December 31, 2006 and 2007, the estimated market price of the 6.5% Notes was approximately euro 970 and euro 860 per euro 1,000 principal amount, respectively.  At December 31, 2007, the carrying amount of the 6.5% Notes includes euro 2.1 million ($3.1 million) of unamortized original issue discount (2006 – euro 2.5 million, or $3.3 million).

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

KRONOS TITAN GMBH AND SUBSIDIARIES

Index of Consolidated Financial Statements

Financial Statements	Pages

Report of Independent Registered Public Accounting Firm	FA-2

Consolidated Balance Sheets –
December 31, 2006 and December 31, 2007	FA-3

Consolidated Statements of Income –
Year ended December 31, 2005, 2006 and 2007	FA-5

Consolidated Statements of Comprehensive Income (Loss) -
Year ended December 31, 2005, 2006 and 2007	FA-6

Consolidated Statements of Owner’s Equity –
Year ended December 31, 2005, 2006 and 2007	FA-7

Consolidated Statements of Cash Flows –
Year ended December 31, 2005, 2006 and 2007	FA-8

Notes to Consolidated Financial Statements	FA-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Owner of Kronos Titan GmbH:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income (loss), of changes in owner’s equity and of cash flows present fairly, in all material respects, the financial position of Kronos Titan GmbH and its subsidiaries at December 31, 2006 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 13 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for pension benefit obligations in 2006 and the manner in which it accounts for uncertain tax positions in 2007.

PricewaterhouseCoopers LLP

Dallas, Texas
March 12, 2008

KRONOS TITAN GMBH AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
ASSETS	2006	2007

Current assets:
Cash and cash equivalents	$43.8	$50.6
Accounts and notes receivable	92.6	114.5
Receivable from affiliates	30.3	10.1
Refundable income taxes	23.6	26.0
Inventories	118.7	136.7
Prepaid expenses	2.1	1.8

Total current assets	311.1	339.7

Other assets:
Deferred income taxes	49.8	4.1
Other	.7	.5

Total other assets	50.5	4.6

Property and equipment:
Land	15.4	17.1
Buildings	114.4	129.0
Machinery and equipment	502.5	564.7
Construction in progress	7.5	19.1

	639.8	729.9

Less accumulated depreciation and amortization	387.6	450.0

Net property and equipment	252.2	279.9

Total assets	$613.8	$624.2

KRONOS TITAN GMBH AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31,
LIABILITIES AND OWNER’S EQUITY	2006	2007

Current liabilities:
Accounts payable and accrued liabilities	$57.6	$64.9
Payables to affiliates	87.2	94.7
Deferred income taxes	1.5	2.8

Total current liabilities	146.3	162.4

Noncurrent liabilities:
Accrued pension cost	157.6	121.7
Other	10.3	11.6

Total noncurrent liabilities	167.9	133.3

Owner’s equity:
Subscribed capital	12.5	12.5
Paid in capital	228.6	196.0
Retained earnings	37.1	25.2
Accumulated other comprehensive income (loss):
Currency translation	110.5	146.9
Defined benefit pension plans	(89.1)	(52.1)

Total owner’s equity	299.6	328.5

Total liabilities and owner’s equity	$613.8	$624.2

Commitments and contingencies (Notes 5, 6 and 11)

See accompanying Notes to Consolidated Financial Statements.

KRONOS TITAN GMBH AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions)

	Years ended December 31,
	2005	2006	2007

Net sales	$584.2	$641.2	$668.8
Cost of sales	462.5	535.4	573.6

Gross margin	121.7	105.8	95.2

Selling, general and administrative expense	50.1	52.7	54.1
Other operating income (expense):
Currency transaction gains (losses), net	3.9	(3.7)	(4.2)
Disposition of property and equipment	(1.1)	(1.5)	(.3)

Income from operations	74.4	47.9	36.6

Other income (expense):
Trade interest income	.7	1.9	1.7
Interest and other income from affiliates	13.2	6.7	4.2
Interest and other expense to affiliates	(.8)	(1.4)	(1.3)
Interest expense	(.6)	(.3)	(.3)

Income before income taxes	86.9	54.8	40.9

Provision for income taxes	34.7	37.6	33.3

Net income	$52.2	$17.2	$7.6

See accompanying Notes to Consolidated Financial Statements.

KRONOS TITAN GMBH AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years ended December 31,
	2005	2006	2007

Net income	$52.2	$17.2	$7.6

Other comprehensive income (loss), net of tax:
Currency translation adjustment	(43.2)	41.4	36.4

Pension plans:
Amortization of prior service cost and net losses included in periodic pension cost	-	-	3.8
Net actuarial gain arising during year	-	-	32.2
Minimum pension liability change	(53.4)	3.3	-

	(53.4)	3.3	36.0

Total other comprehensive income (loss)	(96.6)	44.7	72.4

Comprehensive income (loss)	$(44.4)	$61.9	$80.0

See accompanying Notes to Consolidated Financial Statements.

KRONOS TITAN GMBH AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OWNER’S EQUITY

Years ended December 31, 2005, 2006 and 2007

(In millions)

				Accumulated other
				comprehensive
	Owner’s Equity		Retained	income (loss)
	Subscribed	Paid-in	earnings	Currency	Pension
	capital	capital	(deficit)	translation	plans	Total

Balance at December 31, 2004	$12.5	$227.0	$(9.2)	$112.3	$(19.4)	$323.2

Net income	-	-	52.2	-	-	52.2
Other comprehensive loss, net of tax	-	-	-	(43.2)	(53.4)	(96.6)

Balance at December 31, 2005	12.5	227.0	43.0	69.1	(72.8)	278.8

Net income	-	-	17.2	-	-	17.2
Dividends paid	-	-	(23.1)	-	-	(23.1)
Noncash capital transaction	-	1.6	-	-	-	1.6
Other comprehensive income, net of tax	-	-	-	41.4	3.3	44.7
Change in accounting – asset and liability recognition provisions of SFAS No. 158	-	-	-	-	(19.6)	(19.6)

Balance at December 31, 2006	12.5	228.6	37.1	110.5	(89.1)	299.6

Net income	-	-	7.6	-	-	7.6
Dividends paid	-	-	(17.0)	-	-	(17.0)
Noncash capital transaction	-	(32.6)	-	-	-	(32.6)
Other comprehensive income, net of tax	-	-	-	36.4	36.0	72.4
Change in accounting - SFAS No. 158
measurement date provisions	-	-	(2.5)	-	1.0	(1.5)

Balance at December 31, 2007	$12.5	$196.0	$25.2	$146.9	$(52.1)	$328.5

See accompanying Notes to Consolidated Financial Statements.

KRONOS TITAN GMBH AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2005	2006	2007

Cash flows from operating activities:
Net income	$52.2	$17.2	$7.6
Depreciation, depletion and amortization	21.0	20.6	22.4
Deferred income taxes	9.5	5.1	29.6
Pension, net	(3.3)	(.3)	.3
Other, net	1.3	1.2	(.4)
Change in assets and liabilities:
Accounts and notes receivable	(9.3)	(8.1)	(7.3)
Inventories	(26.3)	7.9	(5.3)
Prepaid expenses	(.1)	(.1)	.7
Accounts payable and accrued liabilities	5.3	(7.8)	(2.3)
Income taxes	(13.8)	(11.3)	(.1)
Accounts with affiliates	29.4	24.7	(5.3)
Other noncurrent assets	.1	-	.2
Other noncurrent liabilities	(.7)	(4.3)	(1.2)

Net cash provided by operating activities	65.3	44.8	38.9

Cash flows used by investing activities – capital expenditures	(22.9)	(22.2)	(20.1)

Cash flows from financing activities:
Loans from affiliates:
Loans	4.9	-	-
Repayments	-	(10.9)	-
Dividends paid	-	(23.1)	(17.0)

Net cash provided (used) by financing activities	4.9	(34.0)	(17.0)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	47.3	(11.4)	1.8
Currency translation	(2.9)	4.4	5.0
Balance at beginning of year	6.4	50.8	43.8

Balance at end of year	$50.8	$43.8	$50.6

Supplemental disclosures-
Cash paid for:
Interest	$.1	$.1	$.1
Income taxes	6.5	25.4	4.8
Accrual for capital expenditures	-	-	2.5

See accompanying Notes to Consolidated Financial Statements.

KRONOS TITAN GMBH AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies:

Organization and basis of presentation.  Kronos Titan GmbH is a wholly-owned subsidiary of Kronos International, Inc. (“KII”).  KII is a wholly-owned subsidiary of Kronos Worldwide, Inc. (“Kronos”).  At December 31, 2007, (i) Valhi, Inc. held approximately 59% of Kronos’ common stock and NL Industries, Inc. (NYSE: NL) held an additional 36% of Kronos’ common stock, (ii) Valhi held 83% of NL’s outstanding common stock and (iii) a subsidiary of Contran Corporation held approximately 93% of Valhi’s outstanding common stock.  Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of such companies.

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

In 2007, we forgave a $32.6 million receivable from KII which is reflected as a noncash capital transaction in the accompanying Consolidated Statements of Owner’s Equity.  In 2006, KII made a capital contribution to us in the form of shares of Kronos World Services (“KWS”) common stock.  At the date of contribution, the net assets of KWS were approximately $1.6 million.  These transactions are reflected as a noncash capital transaction in the accompanying Consolidated Statements of Owner’s Equity.

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

Property and equipment and depreciation.  We state property and equipment at cost including capitalized interest costs on borrowings during the actual construction period of major capital projects.  Capitalized interest costs were not material in 2005, 2006 or 2007.  We compute depreciation of property and equipment for financial reporting purposes principally by the straight-line method over the estimated useful lives of ten to 40 years for buildings and three to 20 years for equipment.  We use accelerated depreciation methods for income tax purposes, as permitted.  Upon sale or retirement of an asset, we remove cost and accumulated depreciation from the accounts and recognize any gain or loss in income currently.

We expense expenditures for maintenance, repairs and minor renewals (including planned major maintenance), while we capitalize expenditures for major improvements.

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable.  We consider all relevant factors.  We perform the impairment test by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required.  We assess impairment of other long-lived assets (such as property and equipment) in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Long-term debt.  We state long-term debt net of any unamortized original issue premium or discount.  We classify amortization of deferred financing costs and any premiums or discounts associated with the issuance of indebtedness as interest expense, and compute such amortization by the interest method over the term of the applicable issue.

Employee benefit plans.  Accounting and funding policies for retirement plans are described in Note 7 and 13.

Income taxes.  We are subject to the German corporation tax, with a statutory rate of 25%, in addition to solidarity-surcharge of 5.5% of corporate income tax and trade income taxes.  In August 2007, Germany enacted certain changes in their income tax laws which included a reduction of the German corporate and trade income tax rates.  Effective January 1, 2008, the German corporate tax rate will be reduced from 25% to 15%.  The solidarity surcharge of 5.5% remains unchanged.  We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets that we believe does not meet the more-likely-than-not recognition criteria.  See Note 6.  We are included in KII’s Organschaft.

Prior to 2007, we provided a reserve for uncertain income tax positions when we believed the benefit associated with a tax position was not probable of prevailing with the applicable tax authority and the amount of the lost benefit associated with such tax position was reasonably estimable.  Beginning in 2007, we record a reserve for uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. (“FIN”) 48, Accounting for Uncertain Tax Positions for tax position where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  See Note 13.

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

Selling, general and administrative expense; shipping and handling costs. Selling, general and administrative expense includes costs related to marketing, sales, distribution, shipping and handling, research and development and legal and administrative functions such as accounting, treasury and finance, and includes costs for salary and benefits, travel and entertainment, promotional materials and professional fees.   Shipping and handling costs are included in selling, general and administrative expense and were $23.1 million in 2005, $25.8 million in 2006 and $27.5 million in 2007.  Advertising costs are expensed as incurred and were approximately $.3 million in 2005 and 2006 and $.5 million in 2007.

Note 2 – Accounts and notes receivable:

	December 31,
	2006	2007
	(In millions)

Trade receivables	$85.0	$97.7
Recoverable VAT and other receivables	8.8	18.3
Allowance for doubtful accounts	(1.2)	(1.5)

Total	$92.6	$114.5

Note 3 – Inventories:

	December 31,
	2006	2007
	(In millions)

Raw materials	$18.1	$22.8
Work in process	16.0	11.6
Finished products	65.5	80.8
Supplies	19.1	21.5

Total	$118.7	$136.7

Note 4 – Accounts payable and accrued liabilities:

	December 31,
	2006	2007
	(In millions)

Accounts payable	$37.1	$43.9
Accrued liabilities:
Employee benefits	5.3	4.6
Waste acid recovery	8.9	8.1
Other	6.3	8.3

Total	$57.6	$64.9

Note 5 – Long-term debt:

Credit Facility – We and certain of KII’s subsidiaries in Belgium, Norway and Denmark (Kronos Europe S.A./N.V.-“KEU”, Kronos Titan A/S - “TAS,”  Titania A/S - “TIA,” Kronos Norge A/S, the parent company of TAS and TIA and Kronos Denmark ApS, the parent company of Kronos Norge and KEU), referred to as the “Borrowers”, have a euro 80 million secured revolving credit facility that matures in June 2008.  Borrowings may be denominated in euro, Norwegian kroner or the U.S. dollar, and bear interest at the applicable interbank market rate plus 1.125%.  The facility also provides for the issuance of letters of credit up to euro 5 million.  The credit facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower.  The credit facility contains certain restrictive covenants which, among other things, restrict the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to another entity.  In addition, the credit facility contains customary cross-default provisions with respect to other debt and obligations of ours and our other subsidiaries.  At December 31, 2007, no amounts were outstanding under the credit facility and the equivalent of $117.7 million was available for additional borrowing.  We expect to obtain an extension of our secured revolving bank credit facility sometime prior to the current June 2008 maturity.

Senior Secured Notes – On April 11, 2006, KII (our parent company) issued an aggregate of euro 400 million principal amount of 6.5% Senior Secured Notes due April 2013, at 99.306% of their principal amount ($498.5 million when issued).  These 6.5% Notes are collateralized by a pledge of 65% of the common stock or other ownership interests of certain of KII’s first-tier operating subsidiaries.  Such operating subsidiaries are us, Kronos Denmark ApS, Kronos Limited and Societe Industrielle Du Titane, S.A.  KII issued the 6.5% Notes pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts our ability and that of our subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of our assets or those or our subsidiaries to another entity.  At KII’s option, they may redeem the 6.5% Notes on or after October 15, 2009 at redemption prices ranging from 103.25% of the principal amount, declining to 100% on or after October 15, 2012.  In addition, on or before April 15, 2009, KII may redeem up to 35% of the Notes with the net proceeds of a qualified public equity offering at 106.5% of the principal amount.  In the event of a change of control, as defined, KII would be required to make an offer to purchase the 6.5% Notes at 101% of the principal amount.  KII would also be required to make an offer to purchase a specified portion of the 6.5% Notes at par value in the event KII generates a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period.  At December 31, 2006 and 2007, the estimated market price of the 6.5% Notes was approximately euro 970 and euro 860 per euro 1,000 principal amount, respectively.  At December 31, 2007, the carrying amount of the Notes includes euro 2.1 million ($3.1 million) of unamortized original issue discount (2006 – euro 2.5 million, or $3.3 million).

Under the cross-default provisions of the 6.5% Notes, the 6.5% Notes may be accelerated prior to their stated maturity if KII, us or any of our subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness).  Under the cross-default provisions of the credit facility, any outstanding borrowings under this facility may be accelerated prior to their stated maturity if the we or any borrowers default under any other indebtedness in excess of euro 5 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness).  The credit facility contains provisions that allow the lender to accelerate the maturity of the applicable facility in the event of a change of control, as defined, of the applicable borrower.  In the event the cross-default provisions of either the 6.5% Notes or the credit facility become applicable, and such indebtedness is accelerated, we would be required to repay such indebtedness prior to their stated maturity.

Note 6 - Income taxes:

	Years ended December 31,
	2005	2006	2007
	(In millions)

Pretax income	$86.9	$54.8	$40.9

Expected tax expense	$23.0	$14.5	$10.8
Trade income tax	11.2	7.0	5.3
Impact of rate change	-	-	15.8
Assessment of prior year income taxes	-	15.5	-
Tax contingency reserve adjustment, net	1.4	.1	(.2)
Other, net	(.9)	.5	1.6

Income tax expense	$34.7	$37.6	$33.3

Provision for income taxes:
Current income tax expense	$25.3	$32.5	$3.8
Deferred income tax expense	9.4	5.1	29.5

	$34.7	$37.6	$33.3

Comprehensive provision (benefit) for income taxes allocable to:
Pretax income	$34.7	$37.6	$33.3
Other comprehensive loss – Pension plans	(32.6)	4.2	22.4
Adoption of SFAS No. 158 – Pension plans	-	(12.7)	(.1)

	$2.1	$29.1	$55.6

The components of our net deferred income taxes are summarized below.

	December 31,
	2006		2007
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Tax effect of temporary differences relating to:
Inventories	$-	$(1.3)	$-	$(2.6)
Property and equipment	20.4	-	-	(4.5)
Pension asset	-	(27.1)	-	(22.1)
Accrued pension cost	57.8	-	31.4	-
Other taxable differences	-	(1.5)	-	(.9)

Gross deferred tax assets (liabilities)	78.2	(29.9)	31.4	(30.1)

Reclassification, principally netting by tax jurisdiction	(28.4)	28.4	(27.3)	27.3

Net total deferred tax liabilities	49.8	(1.5)	4.1	(2.8)
Net current deferred tax liabilities	-	(1.5)	-	(2.8)

Net noncurrent deferred tax asset	$49.8	$-	$4.1	$-

We have no deferred income tax valuation allowance as of December 31, 2006 and 2007.

In August 2007, Germany enacted certain changes in their income tax laws.  The most significant change is the reduction of the German corporate and trade income tax rates. We have a net deferred income tax asset in Germany, primarily related to our net deductible differences from certain assets. We measure our net deferred taxes using the applicable enacted tax rates, and the effect of any change in the applicable enacted tax rate is recognized in the period of enactment.  Accordingly, we reported a decrease in our net deferred tax asset in Germany of $15.8 million, which is recognized as a component of our 2007 provision for income taxes.

Tax authorities are examining certain of our income tax returns.  Due to an unfavorable resolution of certain income tax audits, we recognized a $15.5 million provision for income taxes in 2006 related to adjustment to prior year income taxes.  Other income tax examinations may occur, and we cannot guarantee that any tax matters will be resolved in our favor in view of the inherent uncertainties involved in settlement initiatives and court and tax proceedings.  We believe that we have provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believe that the ultimate disposition of such examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Note 7 - Employee benefit plans:

We maintain a defined benefit pension plan and certain other benefits covering substantially all employees.  Prior to December 31, 2007, we used a September 30 measurement date for our defined benefit pension plan.  Effective December 31, 2007, our defined benefit pension plan now uses a December 31 measurement date.  See Note 13.  We expect to contribute the equivalent of approximately $3 million to our defined benefit pension plans during 2008.  Benefit payments to plan participants net of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In millions)

2008	$14.8
2009	14.8
2010	12.9
2011	13.1
2012	13.2
2013 to 2017	68.5

The funded status of our defined benefit pension plan is presented in the table below.

	December 31,
	2006	2007
	(In millions)
Change in projected benefit obligations (“PBO”):
Benefit obligations at beginning of year	$279.9	$302.9
Change in measurement date, net	-	4.1
Service cost	3.2	3.3
Interest cost	11.7	14.0
Participant contributions	1.3	1.8
Actuarial gains	(11.2)	(53.2)
Benefits paid	(14.1)	(20.3)
Change in currency exchange rates	32.1	30.9

Benefit obligations at end of year	302.9	283.5

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	122.0	145.3
Change in measurement date, net	-	(1.2)
Actual return on plan assets	7.1	4.4
Employer contributions	14.5	15.0
Participant contributions	1.3	1.8
Change in currency exchange rates	14.5	16.8
Benefits paid	(14.1)	(20.3)

Fair value of plan assets at end of year	$145.3	$161.8

Funded status	$(157.6)	$(121.7)

Amounts recognized in the balance sheet:
Accrued pension cost:
Current	$-	$-
Noncurrent	(157.6)	(121.7)

Total	$(157.6)	$(121.7)

Accumulated other comprehensive loss:
Actuarial losses	$144.8	$83.4
Prior service cost	3.1	2.9

Total	$147.9	$86.3

Accumulated benefit obligations (“ABO”)	$258.7	$236.7

The amounts shown in the table above for actuarial losses and prior service cost at December 31, 2006 and 2007 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years.  In accordance with SFAS No. 158, these amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 31, 2006 and 2007.  We expect approximately $3.5 million and $.2 million of the net actuarial losses and prior service costs, respectively, as of December 31, 2007 will be recognized as components of our net periodic pension cost in 2008.

The table below details the changes in plan assets and benefit obligations recognized in accumulated other comprehensive income (loss) during 2007.

Year Ended
December 31, 2007
(In millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Current year:
Net actuarial gain	$53.6
Amortization of unrecognized:
Prior service cost	.2
Net actuarial losses	6.1
Change in measurement date:
Prior service cost	.1
Net actuarial losses	1.6

Total	$61.6

The components of our net periodic defined benefit pension cost are presented in the table below.  During 2007, the amounts shown below for the amortization of unrecognized actuarial losses, prior service cost and net transition obligations, net of deferred income taxes were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2007.

	Years ended December 31,
	2005	2006	2007
	(In millions)

Net periodic pension cost:
Service cost benefits	$3.8	$3.1	$3.4
Interest cost on PBO	10.5	11.7	14.0
Expected return on plan assets	(8.8)	(8.0)	(8.3)
Amortization of prior service cost	.2	.2	.2
Recognized actuarial losses	1.6	6.2	6.1

Total	$7.3	$13.2	$15.4

The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2006 and 2007 are presented in the table below.  Such weighted-average rates were determined using the projected benefit obligations at each date.

	December 31,
Rate	2006	2007

Discount rate	4.5%	5.5%
Increase in future compensation levels	3.0%	3.0%

The weighted-average rate assumptions used in determining the net periodic pension cost for 2005, 2006 and 2007 are presented in the table below.  The weighted-average discount rate and the weighted-average increase in future compensation levels were determined using the projected benefit obligations at the beginning of each year, and the weighted-average long-term return on plan assets was determined using the fair value of plan assets at the beginning of each year.

	Years ended December 31,
Rate	2005	2006	2007

Discount rate	5.0%	4.0%	4.5%
Increase in future compensation levels	2.8%	2.8%	3.0%
Long-term return on plan assets	6.0%	5.5%	5.3%

Variances from actuarially assumed rates will change the actuarial valuation of accrued pension liabilities, pension expense and funding requirements in future periods.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components.  In addition, we receive advice about appropriate long-term rates of return from third-party actuaries.  The composition of our plan assets is established to satisfy the requirements of the German insurance commissioner.  The plan asset allocation at December 31, 2007 was 28% to equity securities, 49% to fixed income securities, 12% to real estate and 11% to other (2006 – 23%, 48%, 14% and 15%, respectively).

We regularly review our actual asset allocation for each of our plans, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

Note 8 - Other noncurrent liabilities:

	December 31,
	2006	2007
	(In millions)

Reserve for uncertain tax positions	$-	$1.3
Employee benefits	4.1	4.6
Insurance claims expense	1.3	1.9
Other	4.9	3.8

Total	$10.3	$11.6

Note 9 - Related party transactions:

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

We are party to services and cost sharing agreements among several of our affiliates, including Kronos, whereby they provide us with certain management, financial, insurance and administrative services on a fee basis.  Our expense was approximately $7.9 million in 2005, $6.3 million in 2006 and $5.5 million in 2007 related to these services and costs.

We charge affiliates for certain management, financial and administrative services costs, which totaled approximately $4.8 million in 2005, $4.5 million in 2006 and $6.3 million in 2007.  These charges to affiliates were reflected primarily as a reduction of selling, general and administrative expense.

Tall Pines Insurance Company and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including KII, Kronos and us.  Tall Pines and EWI are subsidiaries of Valhi.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker.  The aggregated premiums we paid to Tall Pines and EWI were $3.5 million, $3.5 million and $2.9 million  in 2005, 2006 and 2007, respectively.  These amounts principally included payments for insurance, but also included commissions paid to Tall Pines and EWI.  Tall Pines purchases reinsurance for substantially all of the risks it underwrites.  We expect that these relationships with Tall Pines and EWI will continue in 2008.

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

We purchase from and sell to our affiliates a significant amount of titanium dioxide pigments (“TiO2”).  Sales of TiO2 to our affiliates was $154.0 million in 2005, $167.6 million in 2006 and $148.3 million in 2007.  Purchases of TiO2 from our affiliates was $55.3 million in 2005, $68.1 million in 2006 and $81.4 million in 2007.

Kronos (US), Inc. (KUS) purchases the rutile and slag feedstock used as a raw material in our chloride process TiO2 facility.  We purchase such feedstock from KUS for an amount equal to the amount paid by KUS to the third-party supplier plus a 2.5% administrative fee.  Such feedstock purchases were $72.3 million in 2005, $72.2 million in 2006 and $87.8 million in 2007.

        We purchase ilmenite (sulfate feedstock) from our Norwegian affiliate on a year-to-year basis.  Such feedstock purchases were $21.4 million in 2005, $21.8 million in 2006 and $21.3 million in 2007.

We sell water treatment chemicals (derived from co-products of the TiO2 production processes) to KII.  Such water treatment chemical sales were $18.8 million in 2005, $19.9 million in 2006 and $24.6 million in 2007.

We are party to an accounts receivable factoring agreement with certain European affiliates of ours pursuant to which these affiliates factored their export accounts receivable without recourse to us for a fee ranging from  0.85% to 1.2%.  Upon non-recourse transfer from these affiliates, we assume all risk pertaining to the factored receivables, including, but not limited to, exchange control risks, risks pertaining to the bankruptcy of a customer and risks related to late payments.  Export receivables purchased by us during 2005, 2006 and 2007 aggregated $124 million, $125 million and $142 million, respectively.

Net amounts currently receivable from (payable to) affiliates are summarized in the following table.

	December 31,
	2006	2007
	(In millions)

Current receivable from:
KII	$27.6	$2.7
Other affiliates	2.7	7.4

Total	$30.3	$10.1

Current payable to:
KII – income taxes	$44.6	$50.6
TIA	25.4	23.1
Other affiliates	17.2	21.0

Total	$87.2	$94.7

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

        In February 2008, we paid a cash dividend of $20.1 million to KII.

Note 10 – NL common stock options held by our employees:

At December 31, 2007, our employees held options to purchase approximately 9,000 shares of NL common stock, which are exercisable at various dates through 2010 (approximately 4,000) at an exercise of $5.63 per share, and exercisable at various dates through 2011 (approximately 5,000) at an exercise price of $11.49 per share.

Note 11 - Commitments and contingencies:

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

Concentrations of credit risk.  Sales of TiO2 accounted for more than 96% of our sales during each of 2005, 2006 and 2007.  The remaining sales result from the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the TiO2 production processes).  TiO2 is generally sold to the paint, plastics and paper, as well as fibers, rubber, ceramics, inks and cosmetics markets.  Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions.  We sell TiO2 to over 1,000 customers, with the top ten external customers approximating 21% of net sales in 2005 and 2006 and 20% in 2007.  We did not have sales to a single customer of over 10% in any of the previous three years.  Approximately 78% of our TiO2 sales by volume were to Europe in 2005, 79% in 2006 and 81% in 2007.  Approximately 7% in each of 2005 and 2006 and 1% in 2007 of sales by volume were to North America.

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

Net rent expense aggregated $4 million in each of 2005 and 2006 and $5 million in 2007.  At December 31, 2007, minimum rental commitments under the terms of noncancellable operating leases were as follows:

Years ending December 31,	Amount
(in millions)

2008	$2.9
2009	2.5
2010	1.7
2011	1.2
2012	1.2
2013 and thereafter	21.0

Total	$30.5

Approximately $24 million of the $30.5 million aggregate future minimum rental commitments at December 31, 2007 relates to our Leverkusen facility lease discussed above.  The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2007.  As discussed above, any change in the rent is based solely on negotiations between us and Bayer, and any such change in the rent is deemed “contingent rentals” under GAAP which is excluded from the future minimum lease payments disclosed above.

Purchase commitments.  KUS has long-term supply contracts that provide for certain affiliates’ chloride feedstock requirements through 2010.  We purchase chloride feedstock underlying these long-term supply contracts from KUS.  The agreements require KUS to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $712 million at December 31, 2007.

Note 12 - Financial instruments:

Summarized below is the estimated fair value and related net carrying value of our financial instruments.

December 31,
	2006		2007
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
(In millions)

Cash and cash equivalents	$ 43.8	$ 43.8	$ 50.6	$ 50.6

We periodically use interest rate swaps, currency swaps and other types of contracts to manage interest rate and foreign exchange risk with respect to financial assets or liabilities.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate doing so in the future.  We were not a party to any such contracts during 2005, 2006 and 2007.

Other than as described above, we were not a party to any material derivative financial instruments during 2005, 2006 and 2007.

Note 13 – Recent accounting pronouncements:

Pension and Other Postretirement Plans - In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  SFAS No. 158 requires us to recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension and postretirement benefit plans on our Consolidated Balance Sheets.  This standard does not change the existing recognition and measurement requirements that determine the amount of periodic benefit cost we recognize in net income.

We adopted the asset and liability recognition and disclosure requirements of this standard effective December 31, 2006 on a prospective basis, in which we recognized through other comprehensive income all of our prior unrecognized gains and losses and prior service costs or credits, net of tax, as of December 31, 2006.  The effect of adopting the asset liability recognition requirements of this standard resulted in a $19.6 million net decrease in our accumulated other comprehensive income, consisting of our loss related to our defined benefit pension plans.  Starting January 1, 2007 we now recognize all changes in the funded status of these plans through comprehensive income, net of tax.  Any future changes will be recognized either in net income, to the extent they are reflected in periodic benefit cost, or through other comprehensive income.

In addition, prior to December 31, 2007 we used September 30 as a measurement date for our defined benefit pension plans. In accordance with the measurement date requirements of this standard, effective December 31, 2007 we commenced to use a December 31 measurement date for all of our defined benefit pension plans using a 15 month net periodic benefit cost based on the September 30, 2006 actuarial valuations. Accordingly, four-fifths of the net periodic benefit cost for such 15-month period has been included in the determination of our net income for 2007, and one-fifth of such the net periodic benefit cost for such 15-month period, net of income taxes, has been allocated as a direct adjustment to our retained earnings in accordance with the transition provisions of the standard to reflect the change in measurement dates.  To the extent the net periodic benefit cost included amortization of unrecognized actuarial losses, prior service cost and net transition obligations, which were previously recognized as a component of accumulated other comprehensive income (loss) at December 31, 2006, the effect on retained deficit, net of income taxes, was offset by a change in our accumulated other comprehensive income (loss).  See Note 7.

Fair Value Measurements – In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which will become effective for us on January 1, 2008.  SFAS No. 157 generally provides a consistent, single fair value definition and measurement technique for GAAP pronouncements.  SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods.  In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 which will delay the provisions of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We will be required to ensure all of our fair value measurements are in compliance with SFAS No. 157 on a prospective basis beginning in the first quarter of 2008, except for non financial assets and liabilities, which we will be required to be in compliance with SFAS No. 157 prospectively beginning in the first quarter of 2009.  In addition, we will be required to expand our disclosures regarding the valuation methods and level of inputs we utilize in the first quarter of 2008, except for non financial assets and liabilities, which will require disclosure in the first quarter of 2009.  The adoption of this standard will not have a material effect on our Consolidated Financial Statements.

Fair Value Option - In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits companies to chose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not to only specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for the company.  If we elect to measure eligible items at fair value under the standard, we would be required to present certain additional disclosures for each item we elect. SFAS No. 159 becomes effective for us on January 1, 2008.  We do not except to elect to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards, therefore the adoption of this standard will not have a material effect on our Consolidated Financial Statements.

Business Combinations – Also in December 2007 the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which applies to us prospectively for business combinations that close in 2009 and beyond.  The statement expands the definition of a business combination to include more transactions including some asset purchases and requires an acquirer to recognize assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date at fair value as of that date with limited exceptions.  The statement also requires that acquisition costs be expensed as incurred and restructuring costs that are not a liability of the acquiree at the date of the acquisition be recognized in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  Due to the unpredictable nature of business combinations and the prospective application of this statement we are unable to predict the impact of the statement on our Consolidated Financial Statements.

Uncertain Tax Positions - In the second quarter of 2006 the FASB issued FIN 48, Accounting for Uncertain Tax Positions, which we adopted on January 1, 2007.  FIN 48 clarifies when and how much of a benefit we can recognize in our consolidated financial statements for certain positions taken in our income tax returns under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves.  Among other things, FIN 48 prohibits us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.  FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard.  We are required to classify any future reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position.  Upon adoption of FIN 48 on January 1, 2007, we reclassified $1.4 million from deferred taxes where we previously accounted for our tax contingencies to our reserve for uncertain tax positions.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued during 2007 was not material, and at December 31, 2007 we had $.1 million accrued for interest and an immaterial amount accrued for penalties for our uncertain tax positions.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2007:

Amount
(In millions)

Unrecognized tax benefits:
Amount at adoption of FIN 48	$1.3
Tax positions taken in prior periods:
Gross increases	-
Gross decreases	.2
Tax positions taken in current period:
Gross increases	-
Gross decreases	-
Settlements with taxing authorities – cash paid	-
Lapse of applicable statute of limitations	-
Change in foreign currency rates	(.2)

Amount at December 31, 2007	$1.3

If our uncertain tax positions were recognized, a benefit of $1.3 million would affect our effective income tax rate from continuing operations.  We currently estimate that there will be no material change to our unrecognized tax benefits during the next twelve months.

We also file income tax returns in Germany.  Our income tax returns are generally considered closed to examination for years prior to 2003.

KRONOS DENMARK APS AND SUBSIDIARIES

Index of Consolidated Financial Statements

Financial Statements

Report of Independent Registered Public Accounting Firm	FB-2

Consolidated Balance Sheets –
December 31, 2006 and December 31, 2007	FB-3

Consolidated Statements of Income –
Year ended December 31, 2005, 2006 and 2007	FB-5

Consolidated Statements of Comprehensive Income (Loss) -
Year ended December 31, 2005, 2006 and 2007	FB-6

Consolidated Statements of Stockholder’s Equity –
Year ended December 31, 2005, 2006 and 2007	FB-7

Consolidated Statements of Cash Flows –
Year ended December 31, 2005, 2006 and 2007	FB-8

Notes to Consolidated Financial Statements	FB-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Kronos Denmark ApS:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income (loss), of changes in stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of Kronos Denmark ApS and its subsidiaries at December 31, 2006 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 14 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for pension benefit obligations in 2006 and the manner in which it accounts for uncertain tax positions in 2007.

PricewaterhouseCoopers LLP

Dallas, Texas
March 12, 2008

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
ASSETS	2006	2007

Current assets:
Cash and cash equivalents	$3.5	$4.7
Restricted cash	1.5	1.8
Accounts and notes receivable	20.1	16.1
Receivable from affiliates	39.7	35.0
Refundable income taxes	-	1.1
Inventories	75.0	90.7
Prepaid expenses	1.6	1.6

Total current assets	141.4	151.0

Other assets	3.1	3.4

Property and equipment:
Land	18.9	21.0
Buildings	41.6	47.6
Machinery and equipment	201.7	234.3
Mining properties	82.1	89.6
Construction in progress	7.8	20.1

	352.1	412.6
Less accumulated depreciation and amortization	219.3	253.2

Net property and equipment	132.8	159.4

Total assets	$277.3	$313.8

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except share data)

	December 31,
LIABILITIES AND STOCKHOLDER’S EQUITY	2006	2007

Current liabilities:
Current maturities of long-term debt	$.9	$.8
Accounts payable and accrued liabilities	38.6	52.9
Payable to affiliates	10.7	10.6
Income taxes	10.0	9.2
Deferred income taxes	1.6	1.8

Total current liabilities	61.8	75.3

Noncurrent liabilities:
Long-term debt	3.9	4.5
Deferred income taxes	14.4	16.4
Accrued pension costs	14.6	6.0
Other	3.2	3.5

Total noncurrent liabilities	36.1	30.4

Stockholder's equity:
Common stock – 100 Danish kroner par value; 10,000 shares authorized; 10,000 shares issued and outstanding	.1	.1
Additional paid-in capital	217.0	217.0
Retained deficit	(26.7)	(31.3)
Accumulated other comprehensive income (loss):
Currency translation	8.2	31.0
Defined benefit pension plans	(19.2)	(8.7)

Total stockholder's equity	179.4	208.1

Total liabilities and stockholder’s equity	$277.3	$313.8

Commitments and contingencies (Notes 6, 7 and 11)

See accompanying Notes to Consolidated Financial Statements.

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions)

	Years ended December 31,
	2005	2006	2007

Net sales	$364.8	$384.4	$411.7
Cost of sales	290.4	312.2	355.6

Gross margin	74.4	72.2	56.1

Selling, general and administrative expense	24.8	25.5	26.1
Other operating income (expense):
Currency transaction gains (losses), net	.1	(.4)	-
Disposition of property and equipment	(.2)	(.3)	(.3)
Other, net	.5	.3	.4

Income from operations	50.0	46.3	30.1

Other income (expense):
Trade interest income	.1	.1	.1
Securities transaction gain	5.4	-	-
Other income from affiliates	.4	.9	.9
Interest and other expense to affiliates	(2.6)	(2.5)	(2.9)
Interest expense	(1.1)	(.9)	(.7)

Income before income taxes	52.2	43.9	27.5

Provision for income taxes	16.4	10.2	8.0

Net income	$35.8	$33.7	$19.5

See accompanying Notes to Consolidated Financial Statements.

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years ended December 31,
	2005	2006	2007

Net income	$35.8	$33.7	$19.5

Other comprehensive income (loss), net of tax:
Currency translation	(20.3)	18.7	22.8

Pension plans:
Amortization of prior service cost and net losses included in periodic pension cost	-	-	1.3
Net actuarial gain arising during year	-	-	8.9
Minimum pension liability change	(.6)	5.1	-

	(.6)	5.1	10.2

Total other comprehensive income (loss)	(20.9)	23.8	33.0

Comprehensive income	$14.9	$57.5	$52.5

See accompanying Notes to Consolidated Financial Statements.

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

Years ended December 31, 2005, 2006 and 2007

(In millions)

				Accumulated other
				comprehensive income (loss)
		Additional
	Common	paid-in	Retained	Currency	Pension
	stock	capital	deficit	translation	plans	Total

Balance at December 31, 2004	$.1	$217.0	$(69.3)	$9.8	$(9.3)	$148.3

Net income	-	-	35.8	-	-	35.8
Other comprehensive loss, net of tax	-	-	-	(20.3)	(.6)	(20.9)

Balance at December 31, 2005	.1	217.0	(33.5)	(10.5)	(9.9)	163.2

Net income	-	-	33.7	-	-	33.7
Other comprehensive income, net of tax	-	-	-	18.7	5.1	23.8
Dividends	-	-	(26.9)	-	-	(26.9)
Change in accounting – asset and liability recognition provisions of SFAS No. 158	-	-	-	-	(14.4)	(14.4)

Balance at December 31, 2006	.1	217.0	(26.7)	8.2	(19.2)	179.4

Net income	-	-	19.5	-	-	19.5
Other comprehensive income, net of tax	-	-		22.8	10.2	33.0
Dividends	-	-	(23.3)	-	-	(23.3)
Change in accounting - SFAS No. 158 - measurement date provision	-	-	(.8)	-	.3	(.5)

Balance at December 31, 2007	$.1	$217.0	$(31.3)	$31.0	$(8.7)	$208.1

See accompanying Notes to Consolidated Financial Statements.

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2005	2006	2007

Cash flows from operating activities:
Net income	$35.8	$33.7	$19.5
Depreciation and amortization	13.3	14.2	16.5
Deferred income taxes	-	(4.5)	(3.6)
Securities transaction gain	(5.4)	-	-
Pension, net	1.5	1.3	3.0
Other	.5	.5	1.3
Change in assets and liabilities:
Accounts and notes receivable	(1.7)	(.4)	6.6
Inventories	(12.7)	1.9	(6.0)
Prepaid expenses	(.1)	(.9)	.3
Accounts payable and accrued liabilities	4.6	(1.0)	2.8
Income taxes	2.4	.9	(3.6)
Accounts with affiliates	(13.7)	(6.7)	8.0
Other noncurrent assets	(.6)	-	-
Other noncurrent liabilities	(1.9)	2.4	(.3)

Net cash provided by operating activities	22.0	41.4	44.5

Cash flows from investing activities:
Capital expenditures	(15.0)	(22.8)	(20.7)
Change in restricted cash equivalents	.1	-	(.1)
Proceeds from disposal of interest in Norwegian smelting operation	3.6	-	-

Net cash used by investing activities	(11.3)	(22.8)	(20.8)

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2005	2006	2007

Cash flows from financing activities:
Indebtedness:
Borrowings	$4.6	$-	$.5
Principal payments	(13.1)	(.2)	(.2)
Dividends paid	-	(26.9)	(23.3)
Loans to affiliates – repayments	-	10.9	-
Loans from affiliates - repayments	(4.6)	-	-

Net cash used by financing activities	(13.1)	(16.2)	(23.0)

Cash and cash equivalents:
Net change during the year from:
Operating, investing and financing activities	(2.4)	2.4	.7
Currency translation	(.1)	.1	.5
Balance at beginning of period	3.5	1.0	3.5

Balance at end of period	$1.0	$3.5	$4.7

Supplemental disclosures -
Cash paid for:
Interest	$.4	$.4	$.7
Income taxes	13.9	11.8	15.3
Accrual for capital expenditures	-	-	5.8

Inventories received as partial consideration for disposal of interest in Norwegian smelting operation	$1.9	$-	$-

See accompanying Notes to Consolidated Financial Statements.

KRONOS DENMARK APS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies:

Organization and basis of presentation. Kronos Denmark ApS was incorporated in Denmark in October 1999 and is a wholly-owned subsidiary of Kronos International, Inc. (“KII”).  KII is a wholly-owned subsidiary of Kronos Worldwide, Inc. (“Kronos”).  At December 31, 2007, (i) Valhi, Inc. owned approximately 59% of Kronos’ common stock and NL Industries, Inc. held an additional 36% of the outstanding common stock of Kronos, (ii) Valhi owned 83% of NL’s outstanding common stock and (iii) a subsidiary of Contran Corporation held approximately 93% of Valhi’s outstanding common stock.  Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of such companies.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to Kronos Denmark ApS and its subsidiaries, taken as a whole.

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

Translation of foreign currencies. Our functional currencies include the Danish kroner, the euro and the Norwegian kroner.  We translate assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar at year-end rates of exchange, while we translate revenues and expenses at average exchange rates prevailing during the year.  Resulting translation adjustments are accumulated in stockholder’s equity as part of accumulated other comprehensive income (loss), net of related deferred income taxes.  Currency transaction gains and losses are recognized in income currently.

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

Restricted marketable debt securities. Restricted marketable debt securities are primarily invested in corporate debt securities and include amounts restricted in accordance with applicable Norwegian law regarding certain requirements of our Norwegian defined benefit pension plans ($2.8 million and $3.2 million at December 31, 2006 and 2007, respectively).  The restricted marketable debt securities are generally classified as either a current or noncurrent asset depending upon the maturity date of each such debt security and are carried at market, which approximates cost.

Accounts receivable.  We provide an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

Property and equipment and depreciation. We state property and equipment at cost including capitalized interest on borrowings during the actual construction period of major capital projects.  Capitalized interest costs were not material in 2005, 2006 or 2007.  We compute depreciation of property and equipment for financial reporting purposes (including mining properties) principally by the straight-line method over the estimated useful lives of ten to 40 years for buildings and three to 20 years for equipment.  We use accelerated depreciation methods for income tax purposes, as permitted.  Upon sale or retirement of an asset, we remove the related cost and accumulated depreciation from the accounts and recognize any gain or loss in income currently.

We expense expenditures for maintenance, repairs and minor renewals (including planned major maintenance), while we capitalize expenditures for major improvements.

We have a governmental concession with an unlimited term to operate ilmenite mines in Norway.  Mining properties consist of buildings and equipment used in our Norwegian ilmenite mining operations.  While we own the land and ilmenite reserves associated with the mining operations, such land and reserves were acquired for nominal value and we have no material asset recognized for the land and reserves related to such mining operations.

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable.  We consider all relevant factors.  We perform the impairment test by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required.  We assess impairment of property and equipment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Long-term debt.  We state long-term debt net of any unamortized original issue premium or discount.  We classify amortization of deferred financing costs and any premium or discount associated with the issuance of indebtedness as, interest expense, and compute such amortization by the interest method over the term of the applicable issue.

Employee benefit plans.  Accounting and funding policies for retirement plans are described in Note 8 and 14.

Income taxes.  Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of foreign subsidiaries which are not deemed to be permanently reinvested.  We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets that we believe do not meet the more-likely-than-not recognition criteria.

Prior to 2007, we provided a reserve for uncertain income tax positions when we believed the benefit associated with a tax position was not probable of prevailing with the applicable tax authority and the amount of the lost benefit associated with such tax position was reasonably estimable.  Beginning in 2007, we record a reserve for uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. (“FIN”) 48, Accounting for Uncertain Tax Positions for tax position where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  See Note 7.

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

Selling, general and administrative expense; shipping and handling costs. Selling, general and administrative expense includes costs related to marketing, sales, distribution, shipping and handling, research and development and legal and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.  Shipping and handling costs are included in selling, general and administrative expense and were $13.2 million in 2005, $13.0 million in 2006 and $12.8 million in 2007.  Advertising costs are expensed as incurred and were approximately $.1 million in each of 2005, 2006 and 2007.  Research, development and certain sales technical support costs are expensed as incurred and approximated $.3 million in 2005 and $.4 million in each of 2006 and 2007.

Note 2 – Accounts and notes receivable:

	December 31,
	2006	2007
	(In millions)

Trade receivables	$16.1	$12.6
Recoverable VAT and other receivables	4.0	3.5
Allowance for doubtful accounts	-	-

Total	$20.1	$16.1

Note 3 – Inventories:

	December 31,
	2006	2007
	(In millions)

Raw materials	$19.0	$28.6
Work in process	2.6	4.6
Finished products	33.8	34.1
Supplies	19.6	23.4

Total	$75.0	$90.7

Note 4 – Other noncurrent assets:

	December 31,
	2006	2007
	(In millions)

Restricted marketable debt securities	$2.8	$3.2
Deferred financing costs, net	.3	.1
Other	-	.1

Total	$3.1	$3.4

Note 5 – Accounts payable and accrued liabilities:

	December 31,
	2006	2007
	(In millions)

Accounts payable	$23.4	$28.2
Accrued liabilities:
Employee benefits	9.0	10.0
Other	6.2	14.7

Total	$38.6	$52.9

Note 6 – Notes payable and long-term debt:

	December 31,
	2006	2007
	(In millions)

Long-term debt	$4.8	$5.3
Less current maturities	.9	.8

Total	$3.9	$4.5

Our long-term debt relates primarily to certain capital lease agreements which expire at various dates through 2013.

Credit Facility - We and certain of KII’s subsidiaries in Belgium, Norway and Germany (Kronos Europe S.A./N.V. - “KEU,” Kronos Titan A/S - “TAS” Titania A/S - “TIA,” Kronos Norge A/S, the parent company of TAS and TIA, and Kronos Denmark ApS, the parent company of Kronos Norge and KEU), referred to as the “Borrowers”, have a euro 80 million secured revolving credit facility that matures in June 2008.  Borrowings may be denominated in euro, Norwegian kroner or the U.S. dollar, and bear interest at the applicable interbank market rate plus 1.125%.  The facility also provides for the issuance of letters of credit up to euro 5 million.  This is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower.  This facility contains certain restrictive covenants which, among other things, restricts the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to another entity.  In addition, this facility contains customary cross-default provisions with respect to other debt and obligations of ours and our other subsidiaries.  At December 31, 2007, no amounts were outstanding under the credit facility and the equivalent of $117.7 million was available for additional borrowing.  We expect to obtain an extension of our secured revolving bank credit facility sometime prior to the current June 2008 maturity.

Senior Secured Notes – On April 11, 2006, KII issued an aggregate of euro 400 million principal amount of 6.5% Senior Secured Notes due April 2013, at 99.306% of their principal amount ($498.5 million when issued).  These 6.5% Notes are collateralized by a pledge of 65% of the common stock or other ownership interests of certain of KII’s first-tier operating subsidiaries.  Such operating subsidiaries are us, Kronos Titan GmbH, Kronos Limited and Societe Industrielle Du Titane, S.A.  KII issued the 6.5% Notes pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts our ability and that of our subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of KII’s assets or those or our subsidiaries to another entity.  At KII’s option, KII may redeem the 6.5% Notes on or after October 15, 2009 at redemption prices ranging from 103.25% of the principal amount, declining to 100% on or after October 15, 2012.  In addition, on or before April 15, 2009, KII may redeem up to 35% of the 6.5% Notes with the net proceeds of a qualified public equity offering at 106.5% of the principal amount.  In the event of a change of control, as defined, KII would be required to make an offer to purchase the 6.5% Notes at 101% of the principal amount.  KII would also be required to make an offer to purchase a specified portion of the 6.5% Notes at par value in the event KII generate a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period.  At December 31, 2006 and 2007, the estimated market price of the 6.5% Notes was approximately euro 970 and euro 860 per euro 1,000 principal amount, respectively.  At December 31, 2007, the carrying amount of the 6.5% Notes includes euro 2.1 million ($3.1 million) of unamortized original issue discount (2006 – euro 2.5 million, or $3.3 million).

Under the cross-default provisions of the 6.5% Notes, the 6.5% Notes may be accelerated prior to their stated maturity if us, KII or any of their subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness).  Under the cross-default provisions of the credit facility, any outstanding borrowings under this facility may be accelerated prior to their stated maturity if the we or any borrowers default under any other indebtedness in excess of euro 5 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness).  The credit facility contains provisions that allow the lender to accelerate the maturity of the applicable facility in the event of a change of control, as defined, of the applicable borrower.  In the event the cross-default provisions of either the 6.5% Notes or the credit facility become applicable, and such indebtedness is accelerated, we would be required to repay such indebtedness prior to their stated maturity.

The aggregate maturities of long-term debt at December 31, 2007 are shown in the table below.

Years ending December 31,	Amount
(In millions)

2008	$.8
2009	1.0
2010	1.1
2011	1.1
2012	1.1
Thereafter	.2

Total	$5.3

Note 7 - Income taxes:

	Years ended December 31,
	2005	2006	2007
	(In millions)
Pretax income:
Denmark	$.5	$.6	$.4
Non-Denmark	51.7	43.3	27.1

Total	$52.2	$43.9	$27.5

Expected tax expense	$14.6	$12.3	$6.9
Non-Denmark tax rates	1.4	.9	1.1
Nondeductible expenses	.3	.3	.3
Tax contingency reserve adjustment, net	(.6)	(2.4)	-
Other, net	.7	(.9)	(.3)

Total income tax expense	$16.4	$10.2	$8.0

Provision for income taxes:
Current income tax expense:
Denmark	$.2	$.2	$.1
Non-Denmark	16.2	14.5	11.5

	16.4	14.7	11.6

Deferred income tax expense (benefit):
Denmark	(.6)	(2.4)	(.3)
Non-Denmark	.6	(2.1)	(3.3)

	-	(4.5)	(3.6)

Total income tax expense	$16.4	$10.2	$8.0

Comprehensive provision for income taxes allocable to:
Pretax income	$16.4	$10.2	$8.0
Other comprehensive loss – Pension plans	.2	2.5	3.9
Adoption of SFAS No. 158 – Pension plans	-	(5.9)	-

Total	$16.6	$6.8	$11.9

The components of our net deferred income taxes are summarized below.

	December 31,
	2006		2007
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Tax effect of temporary differences relating to:
Inventories	$-	$(1.8)	$.1	$(1.9)
Property and equipment	-	(19.2)	-	(20.4)
Pension asset	-	(1.9)	-	(1.4)
Accrued pension cost	5.8	-	2.8	-
Accrued liabilities and other deductible differences	1.7	-	3.0	-
Other taxable differences	-	(.6)	-	(.4)

Gross deferred tax assets (liabilities)	7.5	(23.5)	5.9	(24.1)

Reclassification, principally netting by tax jurisdiction	(7.5)	7.5	(5.9)	5.9

Net total deferred tax liabilities	-	(16.0)	-	(18.2)
Net current deferred tax liabilities	-	(1.6)	-	(1.8)

Net noncurrent deferred tax liabilities	$-	$(14.4)	$-	$(16.4)

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

Principally as a result of the withdrawal of the Belgian and Norwegian assessments discussed above, we recognized a $2.4 million income tax benefit in 2006 related to the total reduction in our income tax contingency reserve.

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

Note 8 - Employee benefit plans:

We maintain various defined benefit pension plans.  Personnel are covered by plans in their respective countries.  We have amended our defined benefit pension plans for KEU, TAS and TIA to exclude the admission of new employees to the plans.  New employees at these locations are eligible to participate in our defined contribution plans.  Our expense related to our sponsored defined contribution plans was not material in 2005, 2006 or 2007.  Prior to December 31, 2007, we used a September 30 measurement date for our defined benefit pension plan.  Effective December 31, 2007, all of our defined benefit pension plans now use a December 31 measurement date.  See Note 14. We expect to contribute the equivalent of approximately $3.3 million to our defined benefit pension plans during 2008.  Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In millions)
2008	$4.6
2009	3.4
2010	3.5
2011	4.0
2012	6.0
2013 to 2017	25.3

The funded status of our defined benefit pension plan is presented in the table below.

	December 31,
	2006	2007
	(In millions)

Change in projected benefit obligations (“PBO”):
Benefit obligations at beginning of year	$69.8	$74.8
Change in measurement date, net	-	1.3
Service cost	2.3	2.2
Interest cost	3.2	3.6
Participant contributions	.1	.2
Actuarial gains	(4.2)	(13.9)
Change in currency exchange rates	6.8	9.3
Benefits paid	(3.2)	(5.8)

Benefit obligations at end of year	74.8	71.7

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	52.8	60.2
Change in measurement date, net	-	-
Actual return on plan assets	1.4	.9
Employer contributions	3.8	2.1
Participant contributions	.1	.2
Change in currency exchange rates	5.3	8.1
Benefits paid	(3.2)	(5.8)

Fair value of plan assets at end of year	60.2	$65.7

Funded status	$(14.6)	$(6.0)

Amounts recognized in the balance sheet:
Accrued pension cost:
Current	$-	$-
Non current	(14.6)	(6.0)

Total	$(14.6)	$(6.0)

Accumulated other comprehensive loss:
Actuarial loss	$24.2	$10.1
Prior service cost	2.5	2.1
Net transition obligation	.7	.5

Total	$27.4	$12.7

Accumulated benefit obligations (“ABO”)	$59.6	$57.1

The amounts shown in the table above for actuarial losses and prior service cost at December 31, 2006 and 2007 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years.  In accordance with SFAS No. 158, these amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 31, 2006 and 2007.  We expect to recognize approximately $.4 million of the actuarial loss, $.3 million of the prior service cost and $.2 million of the net transition obligation, respectively, as of December 31, 2007, as components of our net periodic pension cost in 2008.

The table below details the changes in plan assets and benefit obligations recognized in accumulated other comprehensive income (loss) during 2007.

Year Ended
December 31, 2007
(In millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Current year:
Net actuarial gain	$12.4
Amortization of unrecognized:
Prior service cost	.3
Net transition obligations	.2
Net actuarial losses	1.3
Change in measurement date:
Prior service cost	.1
Net actuarial losses	.3

Total	$14.6

The components of our net periodic defined benefit pension cost are presented in the table below.  During 2007, the amounts shown below for the amortization of unrecognized actuarial losses, prior service cost and net transition obligations, net of deferred income taxes were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2007.

	Years ended December 31,
	2005	2006	2007
	(In millions)

Net periodic pension cost:
Service cost benefits	$2.1	$2.3	$2.2
Interest cost on PBO	3.3	3.2	3.6
Expected return on plan assets	(3.1)	(3.1)	(3.1)
Amortization of prior service cost	.3	.3	.3
Amortization of net transition obligations	.1	.1	.1
Recognized actuarial losses	1.3	1.5	1.3

Total	$4.0	$4.3	$4.4

The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2006 and 2007 are presented in the table below.  Such weighted-average rates were determined using the projected benefit obligations at each date.

	December 31,
Rate	2006	2007

Discount rate	4.7%	5.5%
Increase in future compensation levels	3.0%	3.0%

The weighted-average rate assumptions used in determining the net periodic pension cost for 2005, 2006 and 2007 are presented in the table below.  The weighted-average discount rate and the weighted-average increase in future compensation levels were determined using the projected benefit obligations as of the beginning of each year, and the weighted-average long-term return on plan assets was determined using the fair value of plan assets as of the beginning of each year.

	Years ended December 31,
Rate	2005	2006	2007

Discount rate	5.0%	4.4%	4.7%
Increase in future compensation levels	3.0%	3.0%	3.0%
Long-term return on plan assets	6.0%	5.5%	6.4%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expenses and funding requirements in future periods.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components.  In addition, we receive advice about appropriate long-term rates of return from third-party actuaries.  We currently have a plan asset target allocation of 14% to equity securities, 64% to fixed income securities and the remainder primarily to cash and liquid investments.  The expected long-term rate of return for such investments is approximately 8.5%, 5.0% and 4.5%, respectively.  The plan asset allocation at December 31, 2007 was 18% to equity securities, 68% to fixed income securities and the remainder invested primarily cash and liquid investments (2006 – 13%, 64% and 23%, respectively).

We regularly review our actual asset allocation for each of our plans, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

Note 9 - Related party transactions:

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

We are party to services and cost sharing agreements among several of our affiliates whereby Kronos, KII and other affiliates provide certain management, financial, insurance and administrative services to us on a fee basis.  Our expense was approximately $2.5 million in 2005, $.9 million in 2006 and $.9 million in 2007 related to these services and costs.

Tall Pines Insurance Company and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us.  Tall Pines and EWI are subsidiaries of Valhi.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker.  The aggregate premiums we paid to Tall Pines and EWI were $2.0 million in 2005, $3.1 million in 2006 and $2.3 million in 2007.  These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines and EWI.  Tall Pines purchases reinsurance for substantially all of the risks it underwrites.  We expect that these relationships with Tall Pines and EWI will continue in 2008.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies.  With respect to certain of such policies, it is possible that unusually large losses incurred by one or more insureds during a given policy period could leave the other participating companies without adequate coverage under that policy for the balance of the policy period.  As a result, Contran and certain of its subsidiaries and its affiliates, including Kronos, KII and us have entered into a loss sharing agreement under which any uninsured loss is shared by those entities who have submitted claims under the relevant policy.  We believe the benefits in the form of reduced premiums and broader coverage associated with the group coverage for such policies justifies the risk associated with the potential for uninsured loss.

        We purchase from and sell to our affiliates a significant amount of TiO2.  Sales of TiO2 to our affiliates was $113.1 million in 2005, $119.5 million in 2006 and $124.3 million in 2007.  Purchases of TiO2 from our affiliates was $58.2 million in 2005, $62.9 million in 2006 and $74.4 million in 2007.

Sales of ilmenite to our affiliate in Germany were $21.4 million in 2005, $21.8 million in 2006 and $21.3 million in 2007.

Kronos (US), Inc. (KUS) purchases the rutile and slag feedstock used as a raw material in all of our chloride process TiO2 facilities.  We purchase such feedstock from KUS for use in our facilities for an amount equal to the amount paid by KUS to the third-party supplier plus a 2.5% administrative fee.  Such feedstock purchases were $47.8 million in 2005, $46.9 million in 2006 and $55.7 million in 2007.

We pay royalties to KII for use of certain of KII’s intellectual property.  These royalties totaled $12.4 million in 2005, $12.9 million in 2006 and $13.4 million in 2007, and are included as a component of cost of sales.

During 2005, 2006 and 2007, we were party to an accounts receivable factoring agreement with one or more of our affiliates whereby we factored our export accounts receivable without recourse for a fee of 0.85% for our export receivables related to our Belgian operations and 1.2% for export receivables related to our Norwegian operations.  Upon our non-recourse transfer, the affiliate assumed all risk pertaining to the factored receivables, including, but not limited to, exchange control risks, risks pertaining to the bankruptcy of a customer and risks related to late payments.  Our export receivables sold pursuant to the factoring agreement during 2005, 2006 and 2007 aggregated $124.5 million, $124.9 million and $141.7 million, respectively.

     Receivables from affiliates at December 31, 2006 and 2007 relate primarily to amounts owed to us by our affiliate in Germany, and payables to affiliates relate principally to KII and Kronos. These amounts generally relate to product purchases and sales.  The receivable from our German affiliate also include accounts receivable factoring fees.

Note 10 – NL common stock options held by our employees:

At December 31, 2007, our employees held options to purchase approximately 10,000 shares of NL common stock, of which 5,000 are exercisable at various dates through 2010 at an exercise price ranging from $5.63 to $11.49 per share and 5,000 are exercisable at various dates through 2011 at an exercise price of $11.49 per share.

Note 11 - Commitments and contingencies:

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

Concentrations of credit risk.  Sales of TiO2 accounted for approximately 78%, 77% and 78% of our sales during 2005, 2006 and 2007, respectively.  The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process) and the manufacture and sale of certain titanium chemical products (derived from co-products of the TiO2 production process).  We sell TiO2 to the paint, plastics and paper industries.  Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions.  TiO2 is sold to over 1,000 customers, with the top ten external customers approximating 17% of net sales in 2005, 24% of net sales in 2006 and 22% of net sales in 2007.  We did not have sales to a single customer of over 10% in any of the previous three years.  Approximately 80% of our TiO2 sales by volume were to Europe in 2005, approximately 84% were to Europe in 2006 and approximately 86% were to Europe in 2007.  Approximately 12% of sales by volume were to North America in 2005, approximately 9% were to North America in 2006 and approximately 5% were to North America in 2007.

Long-term contracts.  KUS has long-term supply contracts that provide for certain of its affiliates’, chloride feedstock requirements including ours, through 2011.  We, along with certain of our affiliates purchase chloride feedstock underlying these long-term supply contracts from KUS.  The agreements require KUS to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $712 million at December 31, 2007.

Operating leases. We lease various manufacturing and office space and transportation equipment pursuant to operating leases.  Most of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively.  In most cases management expects that, in the normal course of business, leases will be renewed or replaced by other leases.

Net rent expense approximated $3 million in each of 2005, 2006 and 2007.  At December 31, 2007, minimum rental commitments under the terms of noncancellable operating leases were as follows:

Years ending December 31,	Amount
(in millions)

2008	$.8
2009	.5
2010	.2
2011	.1
2012	.1
2013 and thereafter	.1

Total	$1.8

Note 12 – Securities transaction gain:

A securities transaction gain in 2005, classified as nonoperating income, relates to our sale of our passive interest in a Norwegian smelting operation, which had a nominal carrying value for financial reporting purposes.  We received aggregate consideration of approximately $5.4 million consisting of $3.5 million of cash and $1.9 million of inventory.

Note 13 - Financial instruments:

Summarized below is the estimated fair value and related net carrying value of our financial instruments.

	December 31,
	2006		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)

Cash, cash equivalents, restricted cash equivalents and noncurrent restricted marketable debt securities	$7.8	$7.8	$9.7	$9.7

Long-term debt (primarily capital leases)	$4.8	$4.8	$5.3	$5.3

We held no derivative financial instruments during 2005, 2006 or 2007.

Note 14 – Recent accounting pronouncements:

Pension and Other Postretirement Plans - In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  SFAS No. 158 requires us to recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension and postretirement benefit plans on our Consolidated Balance Sheets.  This standard does not change the existing recognition and measurement requirements that determine the amount of periodic benefit cost we recognize in net income.

We adopted the asset and liability recognition and disclosure requirements of this standard effective December 31, 2006 on a prospective basis, in which we recognized through other comprehensive income all of our prior unrecognized gains and losses and prior service costs or credits, net of tax, as of December 31, 2006.  The effect of adopting the asset liability recognition requirements of this standard resulted in a $14.4 million net decrease in our accumulated other comprehensive income (loss), consisting of our loss related to our defined benefit pension plans.  Starting January 1, 2007 we now recognize all changes in the funded status of these plans through comprehensive income, net of tax.  Any future changes will be recognized either in net income, to the extent they are reflected in periodic benefit cost, or through other comprehensive income.

In addition, prior to December 31, 2007 we used September 30 as a measurement date for our defined benefit pension plans. In accordance with the measurement date requirements of this standard, effective December 31, 2007 we commenced to use a December 31 measurement date for all of our defined benefit pension plans using a 15 month net periodic benefit cost based on the September 30, 2006 actuarial valuations. Accordingly, four-fifths of the net periodic benefit cost for such 15-month period has been included in the determination of our net income for 2007, and one-fifth of such the net periodic benefit cost for such 15-month period, net of income taxes, has been allocated as a direct adjustment to our retained deficit in accordance with the transition provisions of the standard to reflect the change in measurement dates.  To the extent the net periodic benefit cost included amortization of unrecognized actuarial losses, prior service cost and net transition obligations, which were previously recognized as a component of accumulated other comprehensive income at December 31, 2006, the effect on retained deficit, net of income taxes, was offset by a change in our accumulated other comprehensive income (loss).  See Note 8.

Fair Value Measurements – In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which will become effective for us on January 1, 2008.  SFAS No. 157 generally provides a consistent, single fair value definition and measurement technique for GAAP pronouncements.  SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods.  In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 which will delay the provisions of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We will be required to ensure all of our fair value measurements are in compliance with SFAS No. 157 on a prospective basis beginning in the first quarter of 2008, except for non financial assets and liabilities, which we will be required to be in compliance with SFAS No. 157 prospectively beginning in the first quarter of 2009.  In addition, we will be required to expand our disclosures regarding the valuation methods and level of inputs we utilize in the first quarter of 2008, except for non financial assets and liabilities, which will require disclosure in the first quarter of 2009.  The adoption of this standard will not have a material effect on our Consolidated Financial Statements.

Fair Value Option - In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits companies to chose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not to only specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for us.  If we elect to measure eligible items at fair value under the standard, we would be required to present certain additional disclosures for each item we elect.  SFAS No. 159 becomes effective for us on January 1, 2008.  We do not except to elect to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards, therefore the adoption of this standard will not have a material effect on our Consolidated Financial Statements.

        Business Combinations – Also in December 2007 the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which applies to us prospectively for business combinations that close in 2009 and beyond.  The statement expands the definition of a business combination to include more transactions including some asset purchases and requires an acquirer to recognize assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date at fair value as of that date with limited exceptions.  The statement also requires that acquisition costs be expensed as incurred and restructuring costs that are not a liability of the acquiree at the date of the acquisition be recognized in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  Due to the unpredictable nature of business combinations and the prospective application of this statement we are unable to predict the impact of the statement on our Consolidated Financial Statements.

Uncertain Tax Positions - In the second quarter of 2006 the FASB issued FIN 48, Accounting for Uncertain Tax Positions. Prior to 2007, we provided a reserve for uncertain income tax positions when we believed the benefit associated with a tax position was not probable of prevailing with the applicable tax authority and the amount of the lost benefit was reasonably estimable.  On January 1, 2007, we adopted FIN 48 which prohibits us from recognizing the benefit of a tax position unless we believe it is more-likely-than-not that our position will prevail and limits the amount of the benefit recognized to the largest amount for which we believe the likelihood of realization is greater than 50%.  Adopting FIN 48 did not have a material effect on our financial statements.  At December 31, 2007 our reserve for uncertain tax positions was nil.

We file income tax returns in Belgium and Norway.  Our foreign income tax returns are generally considered closed to examination for years prior to 2002 for Belgium and 1998 for Norway.