Form 10-Q
period 2008-03-31
KRONOS INTERNATIONAL INC
filed 2008-05-05
CIK 1176236

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes X      No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Large accelerated filer     Accelerated filer     Non-accelerated filer  X  Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes     No  X

Number of shares of the Registrant's common stock outstanding on April 30, 2008: 2,968.

The Registrant is a wholly owned subsidiary of Kronos Worldwide, Inc. (File No. 1-31763) and meets the conditions set forth in General Instructions H(1)(a) and H(1)(b) of Form 10-Q for reduced disclosure format.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page
		number

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	December 31, 2007; March 31, 2008 (Unaudited)	3

	Condensed Consolidated Statements of Income (Unaudited) -
	Three months ended March 31, 2007 and 2008	5

	Condensed Consolidated Statement of Stockholder’s
	Equity and Comprehensive Income (Unaudited)-
	Three months ended March 31, 2008	6

	Condensed Consolidated Statements of Cash Flows (Unaudited) -
	Three months ended March 31, 2007 and 2008	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	19

Item 4.	Controls and Procedures	20

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 6.	Exhibits	21

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,	March 31,
	2007	2008
		(Unaudited)

Current assets:
Cash and cash equivalents	$67.0	$21.7
Restricted cash	1.8	1.2
Accounts and other receivables	169.7	207.0
Inventories	228.9	255.3
Prepaid expenses and other	3.6	4.8

Total current assets	471.0	490.0

Other assets:
Deferred financing costs, net	8.1	8.2
Restricted marketable debt securities	3.2	3.4
Deferred income taxes	168.7	180.4
Other	.8	.8

Total other assets	180.8	192.8

Property and equipment:
Land	38.1	40.9
Buildings	177.6	191.7
Equipment	839.5	914.9
Mining properties	89.7	95.6
Construction in progress	40.2	36.0

	1,185.1	1,279.1
Less accumulated depreciation and amortization	733.8	796.8

Net property and equipment	451.3	482.3

Total assets	$1,103.1	$1,165.1

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDER’S EQUITY	December 31, 2007	March 31, 2008
		(Unaudited)
Current liabilities:
Current maturities of long-term debt	$.8	$.9
Accounts payable and accrued liabilities	143.8	157.9
Income taxes	9.3	8.0
Deferred income taxes	3.3	3.5

Total current liabilities	157.2	170.3

Noncurrent liabilities:
Long-term debt	590.0	633.3
Deferred income taxes	16.4	17.6
Accrued pension cost	128.0	134.7
Other	30.1	31.8

Total noncurrent liabilities	764.5	817.4

Stockholder’s equity:
Common stock	.3	.3
Additional paid-in capital	1,944.2	1,944.2
Retained deficit	(1,411.5)	(1,427.6)
Notes receivable from affiliates	(209.5)	(209.5)
Accumulated other comprehensive loss	(142.1)	(130.0)

Total stockholder’s equity	181.4	177.4

Total liabilities and stockholder’s equity	$1,103.1	$1,165.1

Commitments and contingencies (Notes 6 and 9)

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions)

	Three months ended March 31,
	2007	2008
	(unaudited)

Net sales	$227.4	$239.6
Cost of sales	172.8	194.5

Gross margin	54.6	45.1

Selling, general and administrative expense	30.0	33.6
Other operating income (expense), net	.7	(1.2)

Income from operations	25.3	10.3

Other income (expense):
Interest income	5.2	5.9
Interest expense	(9.1)	(10.2)

Income before income taxes	21.4	6.0

Provision for income taxes	7.9	2.2

Net income	$13.5	$3.8

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

Three months ended March 31, 2008

(In millions)

		Additional		Notes receivable	Accumulated other	Total
	Common stock	paid-in capital	Retained deficit	from affiliates	comprehensive loss	stockholder’s equity	Comprehensive income
	(Unaudited)

Balance at December 31, 2007	$.3	$1,944.2	$(1,411.5)	$(209.5)	$(142.1)	$181.4

Net income	-	-	3.8	-	-	3.8	$3.8

Other comprehensive income, net	-	-	-	-	12.1	12.1	12.1

Dividends	-	-	(19.9)	-	-	(19.9)	-

Balance at March 31, 2008	$.3	$1,944.2	$(1,427.6)	$(209.5)	$(130.0)	$177.4

Comprehensive income							$15.9

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended March 31,
	2007	2008
	(Unaudited)

Cash flows from operating activities:
Net income	$13.5	$3.8
Depreciation and amortization	10.0	11.5
Deferred income taxes	(.6)	.4
Defined benefit pension plan expense less than cash funding	(.3)	(1.3)
Other, net	2.1	.7
Change in assets and liabilities:
Accounts and other receivables	(24.4)	(23.2)
Inventories	(13.4)	(9.4)
Prepaid expenses	(1.0)	(.8)
Accounts payable and accrued liabilities	10.6	16.3
Income taxes	5.3	(1.9)
Accounts with affiliates	(2.2)	(8.4)
Other, net	1.1	.5

Net cash provided by (used in) operating activities	.7	(11.8)

Cash flows from investing activities:
Capital expenditures	(4.7)	(15.5)
Change in restricted cash, net	.6	.7

Net cash used in investing activities	(4.1)	(14.8)

Cash flows from financing activities:
Principal payments on indebtedness	-	(.2)
Dividends paid	-	(19.9)

Net cash provided by (used in) financing activities	-	(20.1)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(3.4)	(46.7)
Currency translation	.4	1.4
Cash and cash equivalents at beginning of period	52.8	67.0

Cash and cash equivalents at end of period	$49.8	$21.7

Supplemental disclosures:
Cash paid for:
Interest	$-	$.2
Income taxes	3.8	3.6
Accrual for capital expenditures	-	3.7

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

Note 1 -   Organization and basis of presentation:

Organization – We are a wholly-owned subsidiary of Kronos Worldwide, Inc. ("Kronos") (NYSE: KRO).  We are incorporated in the state of Delaware, U.S.A., with our seat of management in Leverkusen, Germany.  At March 31, 2008, Valhi, Inc. (NYSE: VHI) held approximately 59% of Kronos’ outstanding common stock and NL Industries, Inc. (NYSE: NL) held an additional 36% of Kronos’ common stock.  Valhi owns approximately 83% of NL’s outstanding common stock.  Approximately 93% of Valhi’s outstanding common stock is held by subsidiaries of Contran Corporation.  Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is sole trustee), or is held directly by Mr. Simmons or other persons or related companies to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of these companies.

Basis of presentation – The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007 that we filed with the Securities and Exchange Commission (“SEC”) on March 12, 2008 (the “2007 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet and Statement of Stockholder’s Equity and Comprehensive Income at December 31, 2007 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2007) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim periods ended March 31, 2008 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2007 Consolidated Financial Statements contained in our 2007 Annual Report.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to Kronos International, Inc. and its subsidiaries taken as a whole.

Note 2 – Accounts and other receivables:

	December 31, 2007	March 31, 2008
	(In millions)

Trade receivables	$144.0	$169.2
Recoverable VAT and other receivables	23.5	32.8
Refundable income taxes	2.4	2.6
Receivable from affiliates:
Kronos Canada	1.4	1.7
Kronos (US), Inc.	-	2.5
Other	.1	-
Allowance for doubtful accounts	(1.7)	(1.8)

Total	$169.7	$207.0

Note 3 -  Inventories:

	December 31, 2007	March 31, 2008
	(In millions)

Raw materials	$51.4	$45.6
Work in process	16.2	16.8
Finished products	116.3	142.7
Supplies	45.0	50.2

Total	$228.9	$255.3

Note 4 -  Accounts payable and accrued liabilities:

	December 31, 2007	March 31, 2008
	(In millions)

Accounts payable	$77.8	$77.6
Employee benefits	17.3	20.8
Accrued sales discounts and rebates	12.6	12.8
Payable to affiliate – Kronos (US), Inc.	5.6	-
Accrued interest	8.1	19.0
Other	22.4	27.7

Total	$143.8	$157.9

Note 5 - Long-term debt:

	December 31, 2007	March 31, 2008
	(In millions)

6.5% Senior Secured Notes	$585.5	$628.8
Other	5.3	5.4

Total debt	590.8	634.2
Less current maturities	.8	.9

Total long-term debt	$590.0	$633.3

Our revolving credit agreement currently matures in June 2008.  We are in the process of renegotiating such facility and expect to have a new agreement in place prior to maturity.

Note 6 - Income taxes:

	Three months ended March 31,
	2007	2008
	(In millions)

Expected tax expense, at U.S. federal statutory income tax rate of 35%	$7.5	$2.1
Non-U.S. tax rates	(.2)	(.3)
Nondeductible expenses and other	.6	.4

Total	$7.9	$2.2

Certain of our non-U.S. tax returns are being examined and tax authorities may propose tax deficiencies including interest and penalties.  We cannot guarantee that these tax matters will be resolved in our favor due to the inherent uncertainties involved in settlement initiatives and court and tax proceedings.  We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  We do not currently believe that our unrecognized tax benefits will change significantly within the next twelve months.

Note 7 – Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended March 31,
	2007	2008
	(In millions)

Service cost	$1.3	$1.0
Interest cost	4.3	4.9
Expected return on plan assets	(2.8)	(3.4)
Amortization of prior service cost	.1	.1
Amortization of net transition obligations	-	.1
Recognized actuarial losses	1.8	1.0

Total	$4.7	$3.7

Contributions – We expect our 2008 contributions for our pension plans to be consistent with the amounts we disclosed in our 2007 Annual Report.

Note 8 – Other noncurrent liabilities:

	December 31, 2007	March 31, 2008
	(In millions)

Reserve for uncertain tax positions	$14.9	$15.0
Employee benefits	8.2	8.8
Insurance claims and expenses	1.9	2.5
Other	5.1	5.5

Total	$30.1	$31.8

Note 9 – Commitments and contingencies:

Litigation matters – From time-to-time we are involved in various environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our operations.  In certain cases, we have insurance coverage for these items.  We currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations or liquidity beyond the accruals we have already provided for.

Please refer to our 2007 Annual Report for a discussion of certain other legal proceedings to which we are a party.

Note 10 – Recent accounting pronouncements:

Fair Value Measurements – In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which became effective for us on January 1, 2008.  SFAS No. 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements.  SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods.  In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 which delays the provisions of SFAS No. 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Beginning with this filing, all of our fair value measurements are in compliance with SFAS No. 157, except for such nonfinancial assets and liabilities for which we will be required to be in compliance with SFAS No. 157 prospectively beginning in the first quarter of 2009.  The adoption of this standard did not have a material effect on our Consolidated Financial Statements.

Fair Value Option - In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not only to specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for us.  SFAS No. 159 became effective for us on January 1, 2008.  We did not elect to measure any eligible items at fair value in accordance with this new standard either at the date we adopted the new standard or subsequently during the first quarter of 2008; therefore the adoption of this standard did not have a material effect on our Consolidated Financial Statements.

Derivative Disclosures – In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position and performance and cash flows.  This statement will become effective for us in the first quarter of 2009.  We generally are not a party to any derivative instruments, and therefore we do not believe the enhanced disclosure requirements of this new standard will have an effect on our Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Business and results of operations overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”).  TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products.  For the three months ended March 31, 2008, approximately three-fourths of our sales volumes were into European markets.  We believe we are the second largest producer of TiO2 in Europe with an estimated 19% share of European TiO2 sales volumes.  Our production facilities are located throughout Europe.

We reported net income of $3.8 million in the first quarter of 2008 as compared to net income of $13.5 million in the first quarter of 2007.  The decrease in net income for the first quarter of 2008 as compared to the first quarter of 2007 is primarily due to lower income from operations resulting principally from lower selling prices and higher raw material and energy costs.

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

The factors having the most impact on our reported operating results are:

•	Our TiO2 selling prices,
•	Foreign currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro),
•	Our TiO2 sales and production volumes, and
•	Manufacturing costs, particularly raw materials, maintenance and energy-related expenses.

Our key performance indicators are our TiO2 average selling prices, and our level of TiO2 sales and production volumes.

Quarter ended March 31, 2007 compared to the
Quarter ended March 31, 2008 -

	Three months ended March 31,
	2007		2008
	(Dollars in millions)

Net sales	$227.4	100%	$239.6	100%
Cost of sales	172.8	76	194.5	81
Gross margin	54.6	24	45.1	19
Other operating income and expenses, net	29.3	13	34.8	15
Income from operations	$25.3	11%	$10.3	4%

				%
				Change
TiO2 operating statistics:
Sales volumes*	85		84	(1)%
Production volumes*	91		89	(2)

Percent change in net sales:
TiO2 product pricing				(5)%
TiO2 sales volumes				(1)
TiO2 product mix				1
Changes in currency exchange rates				10

Total				5%
________________________________

* Thousands of metric tons

Net sales – Net sales increased 5% or $12.2 million compared to the first quarter of 2007 as the favorable effects of changes in foreign currency exchange rates more than offset the impact of a 5% decrease in average TiO2 selling prices and lower sales volumes.  We estimate the favorable effect of changes in currency exchange rates increased our net sales by approximately $22 million, or 10%, compared to the same period in 2007.  We expect average selling prices in the second quarter of 2008 to be lower than the average selling price in the first quarter of 2008.

Our 1% decrease in sales volumes in the first quarter of 2008 is primarily due to lower sales volumes in Europe, partially offset by higher sales volumes in export markets.  We expect overall demand will be slightly higher than 2007 levels for the remainder of the year.

Cost of sales - Cost of sales increased $21.7 million or 13% in the first quarter of 2008 compared to 2007 primarily due to the impact of decreased sales volumes, a 9% increase in utility costs (primarily energy costs), a 6% increase in raw material costs and currency fluctuations.  Cost of sales as a percentage of net sales increased to 81% in the first quarter of 2008 compared to 76% in the first quarter of 2007, due to the unfavorable effects of higher operating costs, lower average TiO2 selling prices, and lower TiO2 production volumes.  TiO2 production volumes decreased 2% in the first quarter of 2008 compared to the same period in 2007, with operating rates near full capacity in both periods.

Income from operations – Income from operations for the first quarter of 2008 declined by 59% to $10.3 million compared to the same period in 2007.  Income from operations as a percentage of net sales declined to 4% in the first quarter of 2008 from 11% in the same period for 2007.  This decrease is driven by the decline in gross margin, which fell to 19% for the first quarter of 2008 compared to 24% for the first quarter of 2007.  Our gross margin has decreased as pricing has not improved to offset the negative impacts of our increased operating costs (primarily energy costs and raw materials), decreased sales volumes and decreased production volumes.  Changes in currency rates have also unfavorably affected our gross margin and income from operations.  We estimate the unfavorable effect of changes in foreign currency exchange rates decreased income from operations by approximately $1 million in the first quarter of 2008 as compared to the same period in 2007.

Interest expense – Interest expense increased $1.1 million from $9.1 million in the first quarter of 2007 to $10.2 million in the first quarter of 2008 primarily due to changes in foreign currency exchange rates.  Excluding the effect of currency exchange rates, we expect interest expense to be slightly higher in 2008 as compared to 2007.

We have a significant amount of indebtedness denominated in the euro, primarily the 6.5% Senior Secured Notes.  The interest expense we recognize will vary with fluctuations in the euro exchange rate.

Provision for income taxes – Our provision for income taxes was $2.2 million in the first quarter of 2008 compared to $7.9 million in the same period last year.  See Note 6 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense to our actual tax expense.

Currency exchange

We have substantial operations and assets located outside the United States (primarily in Germany, Belgium and Norway).  The majority of our foreign operations’ sales are denominated in foreign currencies, principally the euro and other major European currencies.  A portion of our sales generated from our foreign operations are denominated in the U.S. dollar.  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies.  Consequently, the translated U.S. dollar value of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results.  Overall, fluctuations in foreign currency exchange rates had the following effects on our sales and income from operations in 2008 as compared to 2007.

Three months ended March 31, 2008 vs. 2007
Increase (decrease) in millions
Impact on:
Net sales	$22
Income from operations	(1)

Outlook

We expect income from operations for the remainder of 2008 will be lower than 2007, as the favorable effects of anticipated modest improvements in sales and production volume are expected to be more than offset by higher production costs, particularly raw material, energy and labor costs.  Our expectations as to the future of the TiO2 industry are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier than expected capacity additions and technological advances.  If actual developments differ from our expectations, our results of operations could be unfavorably affected.

Through our debottlenecking program, we have added capacity to our German chloride-process facility.  In addition, equipment upgrades and enhancements in several locations have allowed us to reduce downtime for maintenance activities.  Our production capacity has increased by approximately 30% over the past ten years with only moderate capital expenditures.  We believe our annual attainable TiO2 production capacity for 2008 is approximately 362,000 metric tons, with some slight additional capacity expected to be available in 2009 through our continued debottlenecking efforts.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows as a result of our operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Our cash used in operating activities was $11.8 million in the first three months of 2008, compared to $.7 million of cash provided by operating activities in the first three months of 2007.  This $12.5 million decrease was due primarily to the net effects of the following:
•	Lower income from operations in 2008 of $15.0 million; and
•
Lower net cash used from relative changes in our inventories, receivables, payables and accruals of $3.3 million in the first three months of 2008 as compared to the first three months of 2007, partially due to relative changes in our inventory levels, as discussed below.

Changes in working capital were affected by accounts receivable and inventory changes.  Our average days sales outstanding (“DSO”) increased from 65 days at December 31, 2007 to 75 days at March 31, 2008 due to the timing of collection on higher accounts receivable balances at the end of March.  For comparative purposes, our average DSO increased from 61 days at December 31, 2006 to 70 days at March 31, 2007.  Our average days sales in inventory (“DSI”) increased from 55 days at December 31, 2007 to 66 days at March 31, 2008, as our TiO2 production volumes in the first three months of 2008 exceeded our TiO2 sales volumes during the period, offset somewhat by the impact of our increasing costs.  For comparative purposes, our TiO2 production volumes in the first three months of 2007 exceeded our TiO2 sales volumes during the period, offset somewhat by the impact of our increasing costs, and our average DSI increased to 58 days at March 31, 2007 from 55 days at December 31, 2006.

Investing activities

Our capital expenditures of $4.7 million and $15.5 million in the three months ended March 31, 2007 and 2008, respectively, were primarily for improvements and upgrades to existing facilities.

Financing activities

We paid a dividend of $19.9 million to Kronos from available cash on hand in the three months ending March 31, 2008.  We paid no dividends in the three months ending March 31, 2007.

Outstanding debt obligations

At March 31, 2008, our consolidated debt was comprised of:
•	euro 400 million principal amount of our 6.5% Senior Secured Notes ($628.8 million at March 31, 2008) due in 2013;
•	Approximately $5.4 million of other indebtedness.

Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to its stated maturity for reasons other than defaults for failure to comply with applicable covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  We are in compliance with all of our debt covenants at March 31, 2008.  We expect to obtain an extension of our revolving credit facility prior to its current June 2008 maturity.  See Note 5 to the Condensed Consolidated Financial Statements.

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

At March 31, 2008, unused credit available under our existing credit facility was approximately $126 million.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our future obligations including operations, capital expenditures, debt service and current dividend policy.  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We intend to spend approximately $58 million for major improvements and upgrades to our existing facilities during 2008, including the $15.5 million we have spent through March 31, 2008.

Off-balance sheet financing

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2007 Annual Report.

Commitments and contingencies

See Notes 6 and 9 to the Condensed Consolidated Financial Statements for a description of certain income tax examinations currently underway and legal proceedings.

Recent accounting pronouncements

See Note 10 to the Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Annual Report.  There have been no changes in our critical accounting policies during the first three months of 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including foreign currency exchange rates, interest rates and security prices.  For a discussion of such market risk items, refer to Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2007 Annual Report.  There have been no material changes in these market risks during the first three months of 2008.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a–15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2008.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of March 31, 2008.

Internal Control over Financial Reporting

We also maintain internal control over financial reporting.  The term “internal control over financial reporting,” as defined by Exchange Act Rule 13a–15(f), means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.       Legal Proceedings

Refer to Note 9 of the Condensed Consolidated Financial Statements and to our 2007 Annual Report for descriptions of certain legal proceedings.

Item 1A.    Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2007 Annual report.  There have been no material changes to such risk factors during the three months ended March 31, 2008.

Item 6.       Exhibits

31.1 - Certification

31.2 - Certification

32.1 - Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            KRONOS INTERNATIONAL, INC.
                                             (Registrant)

Date May 5, 2008	/s/ Gregory M. Swalwell
Gregory M. Swalwell
Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

Date May 5, 2008	/s/ Tim C. Hafer
Tim C. Hafer
Vice President and Controller (Principal Accounting Officer)