Form 10-Q
period 2008-06-30
KRONOS INTERNATIONAL INC
filed 2008-08-04
CIK 1176236

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008
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

Number of shares of the Registrant's common stock outstanding on July 31, 2008: 2,968.

The Registrant is a wholly owned subsidiary of Kronos Worldwide, Inc. (File No. 1-31763) and meets the conditions set forth in General Instructions H(1)(a) and H(1)(b) of Form 10-Q for reduced disclosure format.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page
		number

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	December 31, 2007; June 30, 2008 (Unaudited)	3

	Condensed Consolidated Statements of Income (Unaudited) -
	Three and six months ended June 30, 2007 and 2008	5

	Condensed Consolidated Statement of Stockholder’s
	Equity and Comprehensive Income (Unaudited)-
	Six months ended June 30, 2008	6

	Condensed Consolidated Statements of Cash Flows (Unaudited) -
	Six months ended June 30, 2007 and 2008	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	21

Item 4.	Controls and Procedures	22

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 6.	Exhibits	23

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,	June 30,
	2007	2008
		(Unaudited)

Current assets:
Cash and cash equivalents	$67.0	$15.1
Restricted cash	1.8	1.6
Accounts and other receivables	169.7	237.2
Inventories	228.9	242.8
Prepaid expenses and other	3.6	4.7

Total current assets	471.0	501.4

Other assets:
Deferred financing costs, net	8.1	8.6
Restricted marketable debt securities	3.2	3.4
Deferred income taxes	168.7	184.9
Other	.8	.7

Total other assets	180.8	197.6

Property and equipment:
Land	38.1	40.7
Buildings	177.6	191.9
Equipment	839.5	911.7
Mining properties	89.7	97.8
Construction in progress	40.2	49.1

	1,185.1	1,291.2
Less accumulated depreciation and amortization	733.8	804.4

Net property and equipment	451.3	486.8

Total assets	$1,103.1	$1,185.8

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDER’S EQUITY	December 31, 2007	June 30, 2008
		(Unaudited)
Current liabilities:
Current maturities of long-term debt	$.8	$.9
Accounts payable and accrued liabilities	143.8	158.8
Income taxes	9.3	7.5
Deferred income taxes	3.3	3.5

Total current liabilities	157.2	170.7

Noncurrent liabilities:
Long-term debt	590.0	658.7
Deferred income taxes	16.4	17.4
Accrued pension cost	128.0	132.1
Other	30.1	31.0

Total noncurrent liabilities	764.5	839.2

Stockholder’s equity:
Common stock	.3	.3
Additional paid-in capital	1,944.2	1,944.2
Retained deficit	(1,411.5)	(1,429.8)
Notes receivable from affiliates	(209.5)	(209.5)
Accumulated other comprehensive loss	(142.1)	(129.3)

Total stockholder’s equity	181.4	175.9

Total liabilities and stockholder’s equity	$1,103.1	$1,185.8

Commitments and contingencies (Notes 6 and 9)

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions)

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008

	(Unaudited)

Net sales	$241.8	$291.5	$469.2	$531.1
Cost of sales	192.0	241.4	364.8	435.9

Gross margin	49.8	50.1	104.4	95.2

Selling, general and administrative expense	30.8	37.1	60.8	70.7
Currency transaction gains (losses), net	(.3)	(.3)	(1.2)	(3.3)
Other operating income (expense), net	2.1	1.4	3.7	3.2

Income from operations	20.8	14.1	46.1	24.4

Other income (expense):
Interest income	5.4	6.0	10.6	11.9
Interest expense	(9.3)	(10.7)	(18.4)	(20.9)

Income before income taxes	16.9	9.4	38.3	15.4

Provision for income taxes (benefit)	15.2	(3.5)	23.1	(1.3)

Net income	$1.7	$12.9	$15.2	$16.7

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

Six months ended June 30, 2008

(In millions)

		Additional		Notes receivable	Accumulated other	Total
	Common stock	paid-in capital	Retained deficit	from affiliates	comprehensive loss	stockholder’s equity	Comprehensive income
	(Unaudited)

Balance at December 31, 2007	$.3	$1,944.2	$(1,411.5)	$(209.5)	$(142.1)	$181.4

Net income	-	-	16.7	-	-	16.7	$16.7

Other comprehensive income, net	-	-	-	-	12.8	12.8	12.8

Dividends	-	-	(35.0)	-	-	(35.0)	-

Balance at June 30, 2008	$.3	$1,944.2	$(1,429.8)	$(209.5)	$(129.3)	$175.9

Comprehensive income							$29.5

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six months ended June 30,
	2007	2008
	(Unaudited)

Cash flows from operating activities:
Net income	$15.2	$16.7
Depreciation and amortization	20.4	23.7
Deferred income taxes	7.7	(5.5)
Defined benefit pension plan expense less than cash funding	2.6	(2.0)
Other, net	2.2	1.2
Change in assets and liabilities:
Accounts and other receivables	(32.9)	(52.6)
Inventories	(11.2)	2.0
Prepaid expenses	.4	(.7)
Accounts payable and accrued liabilities	1.7	14.2
Income taxes	8.7	(2.4)
Accounts with affiliates	6.1	(7.7)
Other, net	( .7)	(.3)

Net cash provided by (used in) operating activities	20.2	(13.4)

Cash flows from investing activities:
Capital expenditures	(13.8)	(32.0)
Change in restricted cash, net	.3	.3

Net cash used in investing activities	(13.5)	(31.7)

Cash flows from financing activities:
Indebtedness:
Borrowings	-	33.2
Principal payments	-	(5.6)
Deferred financing fees	-	(.9)
Dividends paid	(22.7)	(35.0)

Net cash used in financing activities	(22.7)	(8.3)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(16.0)	(53.4)
Currency translation	.3	1.5
Cash and cash equivalents at beginning of period	52.8	67.0

Cash and cash equivalents at end of period	$37.1	$15.1

Supplemental disclosures:
Cash paid for:
Interest	$17.6	$21.3
Income taxes	6.8	5.8
Accrual for capital expenditures	-	5.1

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

Note 1 -   Organization and basis of presentation:

Organization – We are a wholly-owned subsidiary of Kronos Worldwide, Inc. ("Kronos") (NYSE: KRO).  We are incorporated in the state of Delaware, U.S.A., with our seat of management in Leverkusen, Germany.  At June 30, 2008, Valhi, Inc. (NYSE: VHI) held approximately 59% of Kronos’ outstanding common stock and NL Industries, Inc. (NYSE: NL) held an additional 36% of Kronos’ common stock.  Valhi owns approximately 83% of NL’s outstanding common stock.  Approximately 93% of Valhi’s outstanding common stock is held by subsidiaries of Contran Corporation.  Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is sole trustee), or is held directly by Mr. Simmons or other persons or related companies to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of these companies.

Basis of presentation – The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 that we filed with the Securities and Exchange Commission (“SEC”) on March 12, 2008 (the “2007 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet and Statement of Stockholder’s Equity and Comprehensive Income at December 31, 2007 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2007) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim periods ended June 30, 2008 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2007 Consolidated Financial Statements contained in our 2007 Annual Report.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to Kronos International, Inc. and its subsidiaries taken as a whole.

Note 2 – Accounts and other receivables:

	December 31, 2007	June 30, 2008
	(In millions)

Trade receivables	$144.0	$196.7
Recoverable VAT and other receivables	23.5	36.1
Refundable income taxes	2.4	2.6
Receivable from affiliates:
Kronos Canada	1.4	2.5
Kronos (US), Inc.	-	1.0
Other	.1	.1
Allowance for doubtful accounts	(1.7)	(1.8)

Total	$169.7	$237.2

Note 3 -  Inventories:

	December 31, 2007	June 30, 2008
	(In millions)

Raw materials	$51.4	$42.5
Work in process	16.2	14.3
Finished products	116.3	134.2
Supplies	45.0	51.8

Total	$228.9	$242.8

Note 4 -  Accounts payable and accrued liabilities:

	December 31, 2007	June 30, 2008
	(In millions)

Accounts payable	$77.8	$87.2
Employee benefits	17.3	18.4
Accrued sales discounts and rebates	12.6	15.5
Payable to affiliate – Kronos (US), Inc.	5.6	-
Accrued interest	8.1	8.7
Other	22.4	29.0

Total	$143.8	$158.8

Note 5 - Long-term debt:

	December 31, 2007	June 30, 2008
	(In millions)

6.5% Senior Secured Notes	$585.5	$626.1
Revolving credit facility	-	28.3
Other	5.3	5.2

Total debt	590.8	659.6
Less current maturities	.8	.9

Total long-term debt	$590.0	$658.7

Revolving credit facility - During the first six months of 2008, we borrowed a net euro 18.0 million ($28.5 million when borrowed/repaid) under our bank credit facility.  The average interest rate on these borrowings at June 30, 2008 was 6.2%.

During the second quarter of 2008, we amended our revolving bank credit facility to extend the maturity date by three years to May 2011.  As part of such amendment, the interest rate on outstanding borrowings under the credit facility increased to the applicable interbank rate plus 1.75%.  All of the other terms and debt covenants of the amended facility remained substantially the same.

Note 6 - Income taxes:

	Six months ended June 30,
	2007	2008
	(In millions)

Expected tax expense, at U.S. federal statutory income tax rate of 35%	$13.4	$5.4
Non-U.S. tax rates	(.3)	(.8)
Nondeductible expenses	1.3	.8
German tax attribute adjustment	8.7	(7.2)
Change in reserve for uncertain tax positions	.1	.8
Other	(.1)	(.3)

Total	$23.1	$(1.3)

During the second quarter of 2008, we recognized a $7.2 million non-cash income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards.

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

Note 7 – Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(In millions)

Service cost	$1.4	$1.1	$2.7	$2.1
Interest cost	4.2	5.1	8.5	10.0
Expected return on plan assets	(2.8)	(3.6)	(5.6)	(7.0)
Amortization of prior service cost	.1	.2	.2	.3
Amortization of net transition obligations	.1	-	.1	.1
Recognized actuarial losses	1.9	1.1	3.7	2.1

Total	$4.9	$3.9	$9.6	$7.6

Contributions – We expect our 2008 contributions for our pension plans to be consistent with the amounts we disclosed in our 2007 Annual Report.

Note 8 – Other noncurrent liabilities:

	December 31, 2007	June 30, 2008
	(In millions)

Reserve for uncertain tax positions	$14.9	$15.7
Employee benefits	8.2	8.8
Insurance claims and expenses	1.9	.9
Other	5.1	5.6

Total	$30.1	$31.0

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

Note 10 – Recent accounting pronouncements:

Fair Value Measurements – In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which became effective for us on January 1, 2008.  SFAS No. 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements.  SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods.  In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 which delays the provisions of SFAS No. 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Beginning with our first quarter 2008 filing, all of our fair value measurements are in compliance with SFAS No. 157, except for such nonfinancial assets and liabilities for which we will be required to be in compliance with SFAS No. 157 prospectively beginning in the first quarter of 2009.  The adoption of this standard did not have a material effect on our Consolidated Financial Statements.

Fair Value Option - In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not only to specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for us.  SFAS No. 159 became effective for us on January 1, 2008.  We did not elect to measure any eligible items at fair value in accordance with this new standard either at the date we adopted the new standard or subsequently during the first six months of 2008; therefore the adoption of this standard did not have a material effect on our Consolidated Financial Statements.

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

GAAP Hierarchy - In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 supersedes Statement on Auditing Standards (“SAS”) No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The guidance in this new standard, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with GAAP, is not materially different from the guidance contained in SAS 69, and accordingly, this standard, when adopted, will not have any effect on our Consolidated Financial Statements.  The effective date of this standard has not yet been determined.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Business and results of operations overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”).  TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products.  For the six months ended June 30, 2008, approximately three-fourths of our sales volumes were into European markets.  We believe we are the second largest producer of TiO2 in Europe with an estimated 19% share of European TiO2 sales volumes.  Our production facilities are located throughout Europe.

We reported net income of $12.9 million in the second quarter of 2008 as compared to $1.7 million in the second quarter of 2007.  For the first six months of 2008, we reported net income of $16.7 million, compared to net income of $15.2 million in the first six months of 2007.  Our net income increased from the first six months of 2007 as compared to the same period in 2008 due primarily to the net effects of lower income from operations in 2008 resulting principally from lower average selling prices and higher raw material and energy costs, an income tax charge we recognized in the second quarter of 2007 and an income tax benefit we recognized in the second quarter of 2008.

Our net income for the first six months of 2008 includes a second quarter income tax benefit of $7.2 million related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany.  Our net income for the first six months of 2007 includes a second quarter income tax charge of $8.7 million related to the adjustment of certain of our German income tax attributes.

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

•	Changes in raw material and other operating costs (such as energy costs),
•	The possibility of labor disruptions,
•	General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2),
•	Competitive products and substitute products,
•	Customer and competitor strategies,
•	Potential consolidation or solvency of our competitors,
•	The impact of pricing and production decisions,
•	Competitive technology positions,
•	Possible disruptions of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts,
•	The introduction of trade barriers,
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro and the Norwegian kroner),
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
•	The timing and amounts of insurance recoveries,
•	Our ability to renew or refinance credit facilities,
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
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

Results of operations

We consider TiO2 to be a “quality of life” product, with demand affected by gross domestic product (or “GDP”) in various regions of the world.  Over the long-term, we expect that demand for TiO2 will grow by 2% to 3% per year, consistent with our expectations for the long-term growth in GDP.  However, even if we and our competitors maintain consistent shares of the worldwide market, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP, in part due to relative changes in the TiO2 inventory levels of our customers.  We believe our customers’ inventory levels are partly influenced by their expectation for future changes in market TiO2 selling prices.

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

Quarter ended June 30, 2008 compared to the
Quarter ended June 30, 2007 -

	Three months ended June 30,
	2007		2008
	(Dollars in millions)

Net sales	$241.8	100%	$291.5	100%
Cost of sales	192.0	79%	241.4	83%
Gross margin	49.8	21%	50.1	17%
Other operating expenses, net	29.0	12%	36.0	12%
Income from operations	$20.8	9%	$14.1	5%

				%
				Change
Ti02 operating statistics:
Sales volumes*	90		95	6%
Production volumes*	87		92	6%

Percent change in net sales:
TiO2 product pricing				(3)%
TiO2 sales volumes				6%
TiO2 product mix				5%
Changes in currency exchange rates				13%

Total				21%
________________________________

* Thousands of metric tons

Net sales – Net sales increased 21% or $49.7 million compared to the second quarter of 2007 due to the impact of favorable changes in foreign currency exchange rates and a 6% increase in sales volumes offset somewhat by a 3% decrease in average TiO2 selling prices.  We estimate the favorable effect of changes in currency exchange rates increased our net sales by approximately $32 million, or 13%, compared to the same period in 2007.

Sales volumes in the second quarter of 2008 were 6% higher compared to 2007 primarily due to higher sales volumes in Europe and export markets.

Cost of sales - Cost of sales increased $49.4 million or 26% in the second quarter of 2008 compared to 2007 due to the impact of a 12% increase in utility costs (primarily energy costs), a 11% increase in raw material costs and currency fluctuations (primarily the euro).  Cost of sales as a percentage of net sales increased to 83% in the second quarter of 2008 compared to 79% in the second quarter of 2007 due to the unfavorable effects of higher operating costs and lower average TiO2 selling prices.  TiO2 production volumes increased 6% in the second quarter of 2008 compared to the same period in 2007, with operating rates near full capacity in both periods.  Our production volumes in the second quarter of 2008 were a new record for us.

Income from operations – Income from operations for the second quarter of 2008 declined by 32% to $14.1 million compared to the same period in 2007.   Income from operations as a percentage of net sales declined to 5% in the second quarter of 2008 from 9% in the same period for 2007.  This decrease is driven by the decline in gross margin, which fell to 17% for the second quarter of 2008 compared to 21% for the second quarter of 2007.  While our sales volumes are higher in 2008, our gross margin has decreased as pricing has not improved to offset the impact of our increased operating costs (primarily energy costs and raw materials).  Changes in currency rates have negatively affected our gross margin and income from operations.  We estimate the negative effect of changes in foreign currency exchange rates decreased income from operations by approximately $2 million in the second quarter of 2008 as compared to the same period in 2007.

Other non-operating income (expense) – Interest expense increased $1.4 million from $9.3 million in the second quarter of 2007 to $10.7 million in the second quarter of 2008 primarily due to changes in foreign currency exchange rates as well as a higher average balance of outstanding borrowings under our revolving credit facility.  Excluding the effect of currency exchange rates, we expect interest expense will continue to be higher in 2008 as compared to 2007.

We have a significant amount of indebtedness denominated in the euro, primarily the 6.5% Senior Secured Notes.  The interest expense we recognize varies with fluctuations in the euro exchange rate.

Provision for income taxes (benefit) – Our income tax benefit was $3.5 million in the second quarter of 2008 compared to a provision for income taxes of $15.2 million in the same period last year.  Our income tax benefit in the second quarter of 2008 includes a $7.2 million income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards.  The provision for income taxes in the second quarter of 2007 includes an $8.7 million charge related to the adjustment of certain German income tax attributes.  See Note 6 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense to our actual income tax expense (benefit).

Six months ended June 30, 2008 compared to the
Six months ended June 30, 2007 -

	Six months ended June 30,
	2007		2008
	(Dollars in millions)

Net sales	$469.2	100%	$531.1	100%
Cost of sales	364.8	78%	435.9	82%
Gross margin	104.4	22%	95.2	18%
Other operating expenses, net	58.3	12%	70.8	13%
Income from operations	$46.1	10%	$24.4	5%

				%
				Change
TiO2 operating statistics:
Sales volumes*	174		179	3%
Production volumes*	178		182	2%

Percent change in net sales:
TiO2 product pricing				(4)%
TiO2 sales volumes				3%
TiO2 product mix				2%
Changes in currency exchange rates				12%

Total				13%

* Thousands of metric tons

Net sales – Net sales increased 13% or $61.9 million compared to the six months ended June 30, 2007 as the favorable effect of changes in currency exchange rates and increases in sales volumes more than offset the unfavorable impact of a 4% decrease in average prices.  We estimate the favorable effect of changes in currency exchange rates increased our net sales by approximately $54 million, or 12%, compared to the same period in 2007.

Our 3% increase in sales volumes in the six months ended June 30, 2008 is primarily due to the net effect of higher sales volumes in Europe and export markets.

Cost of sales - Cost of sales increased $71.1 million or 19% in the six months ended June 30, 2008, compared to the same period in 2007, due to the impact of a 11% increase in utility costs (primarily energy costs), a 9% increase in raw material costs and currency fluctuations (primarily the euro).  Cost of sales as a percentage of net sales increased to 82% in the six months ended June 30, 2008, compared to 78% in the same period of 2007 due to the unfavorable effects of higher operating costs and lower average TiO2 selling prices.  TiO2 production volumes increased 2% in the first six months of 2008 compared to the same period in 2007, with operating rates near full capacity in both periods.  Our production volumes in the first six months of 2008 were a new record for us.

Income from operations – Income from operations for the six months ended June 30, 2008 declined by 47% to $24.4 million compared to the same period in 2007.   Income from operations as a percentage of net sales declined to 5% in the six months ended June 30, 2008 from 10% in the same period for 2007.  This decrease is driven by the decline in gross margin, which fell to 18% in 2008 compared to 22% in 2007.  While our sales volumes are higher in 2008, our gross margin has decreased as pricing has not improved to offset the impact of our increased operating costs (primarily energy costs and raw materials).  Changes in currency rates have negatively affected our gross margin and income from operations.  We estimate the negative effect of changes in foreign currency exchange rates decreased income from operations by approximately $3 million in the first six months of 2008 as compared to the same period in 2007.

Other non-operating income (expense) – Interest expense increased $2.5 million from $18.4 million in the six months ended June 30, 2007 to $20.9 million in the six months ended June 30, 2008 primarily due to changes in foreign currency exchange rates as well as higher average outstanding borrowings under our revolving credit facility.  Excluding the effect of currency exchange rates, we expect interest expense will continue to be higher in 2008 as compared to 2007.

Provision for income taxes (benefit) – Our income tax benefit was $1.3 million in the first six months of 2008 compared to a provision for income taxes of $23.1 million in the same period last year.  Our income tax benefit in 2008 includes a $7.2 million income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards.  The provision for income taxes in 2007 includes an $8.7 million charge related to the adjustment of certain German income tax attributes.  See Note 6 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense to our actual income tax expense (benefit).

Currency exchange

We have substantial operations and assets located outside the United States (primarily in Germany, Belgium and Norway).  The majority of our sales are denominated in currencies other than the U.S. dollar, principally the euro and other major European currencies.  A portion of our sales generated from our foreign operations is denominated in the U.S. dollar.  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies.  Consequently, the translated U.S. dollar value of our sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results.  Overall, fluctuations in currency exchange rates had the following effects on our sales and income from operations in 2008 as compared to 2007.

	Three months ended June 30, 2008 vs. 2007	Six months ended June 30, 2008 vs. 2007
	Increase (decrease), in millions
Impact on:
Net sales	$32	$54
Income from operations	$(2)	$(3)

Outlook

During June and July of 2008, we and several of our competitors announced various price increases and surcharges in response to our higher operating costs.  These price increase announcements are to be implemented during the second half of 2008.  As a result, we expect our average selling prices in the second half of 2008 will be higher than our average selling prices in the first half of 2008.  We expect overall demand will continue to remain high for the remainder of the year in export markets, while demand in Europe may be somewhat weaker in the second half of 2008.  Overall, we expect income from operations for the remainder of 2008 will be lower than the same period in 2007, as the favorable effects of anticipated improvements in product pricing and production volume are expected to be more than offset by higher production costs, particularly raw material, energy and labor costs.  However, our income from operations in the second half of 2008 is expected to be higher than the first half of 2008, due principally to the impact of the implementation of the recent price increase announcements. Our expectations as to the future of the TiO2 industry are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier than expected capacity additions and technological advances.  If actual developments differ from our expectations, our results of operations could be unfavorably affected.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows as a result of our operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Our cash used in operating activities was $13.4 million in the first six months of 2008, compared to $20.2 million of cash provided by operating activities in the first six months of 2007.  This $33.6 million decrease was due primarily to the net effects of the following:
•	Lower income from operations in 2008 of $21.7 million;
•
Higher net cash used from relative changes in our inventories, receivables, payables and accruals of $9.4 million in the first six months of 2008 as compared to the first six months of 2007, partially due to relative changes in our inventory levels, as discussed below; and

•	Higher cash paid for interest in 2008 of $3.7 million.

Changes in working capital were affected by accounts receivable and inventory changes.  Our average days sales outstanding (“DSO”) increased from 65 days at December 31, 2007 to 71 days at June 30, 2008 due to the timing of collection on higher accounts receivable balances at the end of June.  For comparative purposes, our average DSO increased from 61 days at December 31, 2006 to 71 days at June 30, 2007.  Our average days sales in inventory (“DSI”) decreased from 55 days at December 31, 2007 to 50 days at June 30, 2008, due primarily to the effects of increasing costs and foreign currency fluctuations.  For comparative purposes, our average DSI decreased from 55 days at December 31, 2006 to 52 days at June 30, 2007.

Investing activities

Our capital expenditures of $13.8 million and $32.0 million in the six months ended June 30, 2007 and 2008, respectively, were primarily for improvements and upgrades to existing facilities.

Financing activities

We paid a dividend of $35.0 million to Kronos from available cash on hand in the six months ending June 30, 2008.  We paid a dividend of $22.7 million to Kronos from available cash on hand in the six months ending June 30, 2007.

During the six months ended June 30, 2008, we had net borrowings of euro 18.0 million ($28.5 million when borrowed/repaid) under our revolving credit facility.

Outstanding debt obligations

At June 30, 2008, our consolidated debt was comprised of:
•	euro 400 million principal amount of our 6.5% Senior Secured Notes ($626.1 million) due in 2013;
•	euro 18.0 million ($28.3 million) under our revolving credit facility which matures in May 2011; and
•	Approximately $5.2 million of other indebtedness.

Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to its stated maturity for reasons other than defaults for failure to comply with applicable covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  We are in compliance with all of our debt covenants at June 30, 2008.  During the second quarter of 2008, we amended our revolving bank credit facility to extend the maturity date by three years to May 2011.  See Note 5 to the Condensed Consolidated Financial Statements.

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

At June 30, 2008, unused credit available under our existing credit facility was approximately $96.2 million.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our future obligations including operations, capital expenditures, debt service and current dividend policy.  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We intend to spend approximately $61 million for major improvements and upgrades to our existing facilities during 2008, including the $32 million we have spent through June 30, 2008.

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

Recent accounting pronouncements

See Note 10 to the Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Annual Report.  There have been no changes in our critical accounting policies during the first six months of 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including foreign currency exchange rates, interest rates and security prices.  For a discussion of such market risk items, refer to Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2007 Annual Report.  There have been no material changes in these market risks during the first six months of 2008.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a–15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2008.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of June 30, 2008.

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

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings

Refer to Note 9 of the Condensed Consolidated Financial Statements and to our 2007 Annual Report for descriptions of certain legal proceedings.

Item 1A.  Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2007 Annual report.  There have been no material changes to such risk factors during the first six months of 2008.

Item 6.     Exhibits

10.1 -
Third Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of May 26, 2008 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A. as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V, Kronos AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 26, 2008.  Certain schedules, exhibits, annexes and similar attachments to this Exhibit 10.1 have not been filed; upon request, the registrant will furnish supplementally to the Commission a copy of any omitted exhibit, annex or attachment.

31.1 -	Certification

31.2 -	Certification

32.1 -	Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                 KRONOS INTERNATIONAL, INC.
                                    (Registrant)

Date August 4, 2008	/s/ Gregory M. Swalwell
Gregory M. Swalwell
Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date August 4, 2008	/s/ Tim C. Hafer
Tim C. Hafer
Vice President and Controller (Principal Accounting Officer)