Form 10-Q
period 2008-09-30
KRONOS INTERNATIONAL INC
filed 2008-11-03
CIK 1176236

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008
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

Number of shares of the Registrant's common stock outstanding on October 31, 2008: 2,968.

The Registrant is a wholly owned subsidiary of Kronos Worldwide, Inc. (File No. 1-31763) and meets the conditions set forth in General Instructions H(1)(a) and H(1)(b) of Form 10-Q for reduced disclosure format.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page
		number

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	December 31, 2007; September 30, 2008 (Unaudited)	3

	Condensed Consolidated Statements of Operations (Unaudited) -
	Three and nine months ended September 30, 2007 and 2008	5

	Condensed Consolidated Statement of Stockholder’s
	Equity and Comprehensive Income (Unaudited)-
	Nine months ended September 30, 2008	6

	Condensed Consolidated Statements of Cash Flows (Unaudited) -
	Nine months ended September 30, 2007 and 2008	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	21

Item 4.	Controls and Procedures	23

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 6.	Exhibits	24

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

-  -

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,	September 30,
	2007	2008
		(Unaudited)

Current assets:
Cash and cash equivalents	$67.0	$25.8
Restricted cash	1.8	1.2
Accounts and other receivables	169.7	190.6
Inventories	228.9	242.0
Prepaid expenses and other	3.6	4.9

Total current assets	471.0	464.5

Other assets:
Deferred financing costs, net	8.1	7.5
Restricted marketable debt securities	3.2	3.1
Deferred income taxes	168.7	171.5
Other	.8	.6

Total other assets	180.8	182.7

Property and equipment:
Land	38.1	37.6
Buildings	177.6	178.5
Equipment	839.5	844.5
Mining properties	89.7	87.2
Construction in progress	40.2	55.1

	1,185.1	1,202.9
Less accumulated depreciation and amortization	733.8	751.3

Net property and equipment	451.3	451.6

Total assets	$1,103.1	$1,098.8

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDER’S EQUITY	December 31, 2007	September 30, 2008
		(Unaudited)
Current liabilities:
Current maturities of long-term debt	$.8	$.8
Accounts payable and accrued liabilities	143.8	151.4
Income taxes	9.3	8.4
Deferred income taxes	3.3	3.3

Total current liabilities	157.2	163.9

Noncurrent liabilities:
Long-term debt	590.0	606.2
Deferred income taxes	16.4	16.1
Accrued pension cost	128.0	121.4
Other	30.1	29.8

Total noncurrent liabilities	764.5	773.5

Stockholder’s equity:
Common stock	.3	.3
Additional paid-in capital	1,944.2	1,944.2
Retained deficit	(1,411.5)	(1,428.1)
Notes receivable from affiliates	(209.5)	(209.5)
Accumulated other comprehensive loss	(142.1)	(145.5)

Total stockholder’s equity	181.4	161.4

Total liabilities and stockholder’s equity	$1,103.1	$1,098.8

Commitments and contingencies (Notes 6 and 9)

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(Unaudited)

Net sales	$246.0	$249.7	$715.2	$780.8
Cost of sales	193.8	211.9	558.6	647.8

Gross margin	52.2	37.8	156.6	133.0

Selling, general and administrative expense	31.6	34.8	92.4	105.5
Currency transaction gains (losses), net	(2.1)	2.7	(3.3)	(.6)
Other operating income (expense), net	1.7	1.6	5.4	4.8

Income from operations	20.2	7.3	66.3	31.7

Other income (expense):
Interest income	5.8	6.2	16.4	18.1
Interest expense	(9.4)	(10.8)	(27.8)	(31.7)

Income before income taxes (benefit)	16.6	2.7	54.9	18.1

Provision for income taxes (benefit)	97.6	1.0	120.7	(.3)

Net income (loss)	$(81.0)	$1.7	$(65.8)	$18.4

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

Nine months ended September 30, 2008

(In millions)

		Additional		Notes receivable	Accumulated other	Total
	Common stock	paid-in capital	Retained deficit	from affiliates	comprehensive loss	stockholder’s equity	Comprehensive income
	(Unaudited)

Balance at December 31, 2007	$.3	$1,944.2	$(1,411.5)	$(209.5)	$(142.1)	$181.4

Net income	-	-	18.4	-	-	18.4	$18.4

Other comprehensive loss, net	-	-	-	-	(3.4)	(3.4)	(3.4)

Dividends	-	-	(35.0)	-	-	(35.0)

Balance at September 30, 2008	$.3	$1,944.2	$(1,428.1)	$(209.5)	$(145.5)	$161.4

Comprehensive income							$15.0

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine months ended September 30,
	2007	2008
	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$(65.8)	$18.4
Depreciation and amortization	30.5	35.7
Deferred income taxes	99.0	(5.2)
Defined benefit pension plan expense greater than cash funding	5.0	(1.8)
Other, net	3.6	1.5
Change in assets and liabilities:
Accounts and other receivables, net	(30.4)	(24.6)
Inventories	(6.2)	(18.3)
Prepaid expenses	(.5)	(1.4)
Accounts payable and accrued liabilities	16.9	21.9
Income taxes	14.4	(.7)
Accounts with affiliates	10.2	(4.9)
Other, net	(1.3)	.1

Net cash provided by operating activities	75.4	20.7

Cash flows from investing activities:
Capital expenditures	(25.4)	(49.5)
Change in restricted cash, net	.6	.6
Other, net	.1	-

Net cash used in investing activities	(24.7)	(48.9)

Cash flows from financing activities:
Indebtedness:
Borrowings	-	37.6
Principal payments on indebtedness	-	(14.4)
Deferred financing costs	-	(.9)
Dividends paid	(22.7)	(35.0)

Net cash used in financing activities	(22.7)	(12.7)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	28.0	(40.9)
Currency translation	4.1	(.3)
Cash and cash equivalents at beginning of period	52.8	67.0

Cash and cash equivalents at end of period	$84.9	$25.8

Supplemental disclosures:
Cash paid for:
Interest	$17.8	$22.0
Income taxes	8.0	4.9
Accrual for capital expenditures	-	3.0

See accompanying Notes to Condensed Consolidated Financial Statements

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

Note 1 -  Organization and basis of presentation:

Organization – We are a wholly-owned subsidiary of Kronos Worldwide, Inc. ("Kronos") (NYSE: KRO).  We are incorporated in the state of Delaware, U.S.A., with our seat of management in Leverkusen, Germany.  At September 30, 2008, Valhi, Inc. (NYSE: VHI) held approximately 59% of Kronos’ outstanding common stock and NL Industries, Inc. (NYSE: NL) held an additional 36% of Kronos’ common stock.  Valhi owns approximately 83% of NL’s outstanding common stock.  Approximately 94% of Valhi’s outstanding common stock is held by subsidiaries of Contran Corporation.  Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is sole trustee), or is held directly by Mr. Simmons or other persons or related companies to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of these companies.

Basis of presentation – The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 that we filed with the Securities and Exchange Commission (“SEC”) on March 12, 2008 (the “2007 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet and Statement of Stockholder’s Equity and Comprehensive Income at December 31, 2007 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2007) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim periods ended September 30, 2008 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2007 Consolidated Financial Statements contained in our 2007 Annual Report.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to Kronos International, Inc. and its subsidiaries taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31, 2007	September 30, 2008
	(In millions)

Trade receivables	$144.0	$167.5
Recoverable VAT and other receivables	23.5	20.6
Refundable income taxes	2.4	2.4
Receivable from affiliates:
Kronos Canada	1.4	1.6
Kronos (US), Inc.	-	.1
Other	.1	-
Allowance for doubtful accounts	(1.7)	(1.6)

Total	$169.7	$190.6

Note 3 -  Inventories, net:

	December 31, 2007	September 30, 2008
	(In millions)

Raw materials	$51.4	$42.8
Work in process	16.2	13.3
Finished products	116.3	138.4
Supplies	45.0	47.5

Total	$228.9	$242.0

Note 4 - Accounts payable and accrued liabilities:

	December 31, 2007	September 30, 2008
	(In millions)

Accounts payable	$77.8	$68.2
Employee benefits	17.3	21.6
Accrued sales discounts and rebates	12.6	18.9
Payable to affiliate – Kronos (US), Inc.	5.6	-
Accrued interest	8.1	17.5
Other	22.4	25.2

Total	$143.8	$151.4

Note 5 - Long-term debt:

	December 31, 2007	September 30, 2008
	(In millions)

6.5% Senior Secured Notes	$585.5	$580.7
Revolving credit facility	-	21.9
Other	5.3	4.4

Total debt	590.8	607.0
Less current maturities	.8	.8

Total long-term debt	$590.0	$606.2

Revolving credit facility – During the first nine months of 2008, we borrowed a net euro 15.0 million ($24.4 million when borrowed/repaid) under our bank credit facility.  The average interest rate on these borrowings at September 30, 2008 was 6.7%.

During the second quarter of 2008, we amended our revolving bank credit facility to extend the maturity date by three years to May 2011.  As part of such amendment, the interest rate on outstanding borrowings under the credit facility increased to the applicable interbank rate plus 1.75%.  All of the other terms and debt covenants of the amended facility remain substantially the same.

Note 6 - Income taxes:

	Nine months ended September 30,
	2007	2008
	(In millions)
Expected tax expense, at U.S. federal statutory income tax rate of 35%	$19.2	$6.3
Non-U.S. tax rates	(.3)	(.9)
Nondeductible expenses	2.0	1.0
Change in reserve for uncertain tax positions	.3	.8
German tax rate change	90.8	-
German tax attribute adjustment	8.7	(7.2)
Other, net	-	(.3)

Total	$120.7	$(.3)

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

Note 7 – Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(In millions)

Service cost	$1.4	$1.1	$4.1	$3.2
Interest cost	4.7	4.9	13.2	14.9
Expected return on plan assets	(2.9)	(3.5)	(8.5)	(10.4)
Amortization of prior service cost	.2	.1	.4	.4
Amortization of net transition obligations	-	-	.1	.1
Recognized actuarial losses	1.7	1.2	5.4	3.3

Total	$5.1	$3.8	$14.7	$11.5

Contributions – We expect our 2008 contributions for our pension plans to be consistent with the amounts we disclosed in our 2007 Annual Report.

Future variances from assumed actuarial rates, including the rate of return on plan assets as well as changes in the discount rate used to determine the projected benefit obligation, may result in increases or decreases to pension plan assets and liabilities, defined benefit pension expense and credits and funding requirements in future periods.  We use a December 31st measurement date for our defined benefit pension plans.  Given the current uncertainty of the global economy, our pension plan assets may be significantly lower at December 31, 2008, as compared to December 31, 2007.

Note 8 – Other noncurrent liabilities:

	December 31, 2007	September 30, 2008
	(In millions)

Reserve for uncertain tax positions	$14.9	$15.3
Employee benefits	8.2	8.1
Insurance claims and expenses	1.9	1.3
Other	5.1	5.1

Total	$30.1	$29.8

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

Fair Value Option - In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not only to specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for us.  SFAS No. 159 became effective for us on January 1, 2008.  We did not elect to measure any eligible items at fair value in accordance with this new standard either at the date we adopted the new standard or subsequently during the first nine months of 2008; therefore the adoption of this standard did not have a material effect on our Consolidated Financial Statements.

Derivative Disclosures – In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position and performance and cash flows.  This statement will become effective for us in the first quarter of 2009.  In the past, we have used currency forward contracts to manage a portion of our foreign currency exchange rate market risk.  We had no such contracts outstanding at December 31, 2007 or September 30, 2008.  Because our prior disclosures regarding these forward contracts have substantially met all of the applicable disclosure requirements of the new standard, we do not believe the enhanced disclosure requirements of this new standard will have a significant effect on our Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Business and results of operations overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”). TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products.  For the nine months ended September 30, 2008, approximately three-fourths of our sales volumes were into European markets.  We believe we are the second largest producer of TiO2 in Europe with an estimated 19% share of European TiO2 sales volumes.  Our production facilities are located throughout Europe.

       We reported net income of $1.7 million in the third quarter of 2008 as compared to a net loss of $81.0 million in the third quarter of 2007.  For the first nine months of 2008, we reported net income of $18.4 million, compared to a net loss of $65.8 million in the first nine months of 2007.  Our earnings increased from the 2007 periods to the 2008 periods primarily due to the net effects of an income tax benefit we recognized in 2008, lower income from operations in 2008 resulting principally from higher raw material and energy costs, and an income tax charge associated with the adjustment of certain German income tax attributes in 2007.

  Our net income for the first nine months of 2008 includes a second quarter income tax benefit of $7.2 million, related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany.  Our net loss for the first nine months of 2007 includes (i) a third quarter charge of $90.8 million relating to a decrease in our net deferred income tax asset in Germany, resulting from the reduction in the German income tax rates and (ii) a second quarter charge of $8.7 million related to the adjustment of certain German income tax attributes.

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

•	Changes in raw material and other operating costs (such as energy costs),
•	The possibility of labor disruptions,
•	General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2),
•	Competitive products and substitute products,
•	Customer and competitor strategies,
•	Potential consolidation or solvency of our competitors,
•	The impact of pricing and production decisions,
•	Competitive technology positions,
•	Possible disruptions of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts,
•	The introduction of trade barriers,
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro and the Norwegian kroner),
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
•	The timing and amounts of insurance recoveries,
•	Our ability to renew or refinance credit facilities,
•	Our ability to maintain sufficient liquidity,
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
•
The ultimate ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefit of which has been recognized under the more likely than not recognition criteria,

•	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities),
•	Government laws and regulations and possible changes therein,
•	The ultimate resolution of pending litigation and
•	Possible future litigation.

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

Quarter ended September 30, 2008 compared to the
Quarter ended September 30, 2007 -

	Three months ended September 30,
	2007		2008
	(Dollars in millions)

Net sales	$246.0	100%	$249.7	100%
Cost of sales	193.8	79	211.9	85
Gross margin	52.2	21	37.8	15
Other operating expenses, net	32.0	13	30.5	12
Income from operations	$20.2	8%	$7.3	3%

				%
				Change
Ti02 operating statistics:
Sales volumes*	92		79	(14)%
Production volumes*	89		85	(4)%

Percent change in net sales:
TiO2 product pricing				5%
TiO2 sales volumes				(14)
TiO2 product mix				1
Changes in currency exchange rates				10%

Total				2%
________________________________

* Thousands of metric tons

Net sales – Net sales increased 2% or $3.7 million compared to the third quarter of 2007 due to a 5% increase in average TiO2 selling prices and the favorable effects of changes in currency exchange rates offset somewhat by a 14% decrease in sales volumes.  We estimate the favorable effect of changes in currency exchange rates increased our net sales by approximately $23 million, or 10%, compared to the same period in 2007.

Sales volumes in the third quarter of 2008 were 14% lower compared to 2007 as a result of lower demand due to the general downturn in economic growth in all markets.  We expect our sales volumes in the fourth quarter of 2008 to be lower than the third quarter of 2008, and we expect our sales volumes for the full year 2008 to be lower than the full year 2007.

Cost of sales - Cost of sales increased $18.1 million or 9% in the third quarter of 2008 compared to 2007 due to the impact of a 23% increase in utility costs (primarily energy costs), a 13% increase in raw material costs and currency fluctuations (primarily the euro).  Cost of sales as a percentage of net sales increased to 85% in the third quarter of 2008 compared to 79% in the third quarter of 2007 as higher average selling prices were not able to offset the unfavorable effects of higher operating costs.  TiO2 production volumes decreased 4% in the third quarter of 2008 compared to the same period in 2007.

Income from operations – Income from operations for the third quarter of 2008 declined by 64% to $7.3 million compared to the same period in 2007.  Income from operations as a percentage of net sales declined to 3% in the third quarter of 2008 from 8% in the same period for 2007.  This decrease is driven by the decline in gross margin, which fell to 15% for the third quarter of 2008 compared to 21% for the third quarter of 2007.  Gross margin has decreased as our increased operating costs (primarily energy costs and raw materials) and lower sales volumes have more than offset the favorable impact of higher average selling prices.  Changes in currency rates have positively affected our gross margin and income from operations.  We estimate the positive effect of changes in currency exchange rates increased income from operations by approximately $3 million in the third quarter of 2008 as compared to the same period in 2007.

Other non-operating income (expense) – Interest expense increased $1.4 million from $9.4 million in the third quarter of 2007 to $10.8 million in the third quarter of 2008 due to changes in foreign currency exchange rates, primarily the euro, as well as a higher average balance of outstanding borrowings under our revolving credit facilities.  Excluding the effect of currency exchange rates, we expect interest expense will continue to be higher in 2008 as compared to 2007.

We have a significant amount of indebtedness denominated in the euro, primarily the 6.5% Senior Secured Notes.  The interest expense we recognize will vary with fluctuations in the euro exchange rate.

Provision for income taxes – Our provision for income taxes was $1.0 million in the third quarter of 2008 compared to $97.6 million in the same period last year.  Our provision for income taxes in the third quarter of 2007 includes a $90.8 million charge related to the reduction of our net deferred tax asset in Germany resulting from the enactment of legislation reducing the German income tax rates.  See Note 6 to our Condensed Consolidated Financial Statements.

Nine months ended September 30, 2008 compared to the
nine months ended September 30, 2007 -

	Nine months ended September 30,
	2007		2008
	(Dollars in millions)

Net sales	$715.2	100%	$780.8	100%
Cost of sales	558.6	78%	647.8	83%
Gross margin	156.6	22%	133.0	17%
Other operating expenses, net	90.3	13%	101.3	13%
Income from operations	$66.3	9%	$31.7	4%

				%
				Change
TiO2 operating statistics:
Sales volumes*	266		258	(3)%
Production volumes*	267		267	-%

Percent change in net sales:
TiO2 product pricing				(1)%
TiO2 sales volumes				(3)%
TiO2 product mix				2%
Changes in currency exchange rates				11%

Total				9%

* Thousands of metric tons

Net sales – Net sales increased 9% or $65.6 million compared to the nine months ended September 30, 2007, as the favorable effect of changes in currency exchange rates more than offset the unfavorable impact of a 1% decrease in average prices and a 3% decrease in sales volumes.  We estimate the favorable effect of changes in currency exchange rates increased our net sales by approximately $77 million, or 11%, compared to the same period in 2007.

Our 3% decrease in sales volumes in the nine months ended September 30, 2008 is primarily due to the net effect of lower demand due to the general downturn in economic growth in Europe and North America somewhat offset by  higher demand in export markets.

Cost of sales - Cost of sales increased $89.2 million or 16% in the nine months ended September 30, 2008, compared to the same period in 2007, due to the impact of a 15% increase in utility costs (primarily energy costs), a 10% increase in raw material costs, and currency fluctuations (primarily the euro).  Cost of sales as a percentage of net sales increased to 83% in the nine months ended September 30, 2008 compared to 78% in the same period of 2007 primarily due to the unfavorable effects of higher operating costs and lower average selling prices.  TiO2 production volumes in the first nine months of 2008 were comparable to the same period in 2007, and our operating rates were near full capacity in both periods.

Income from operations – Income from operations for the nine months ended September 30, 2008 declined by 52% to $31.7 million compared to the same period in 2007.  Income from operations as a percentage of net sales declined to 4% in the nine months ended September 30, 2008 from 9% in the same period for 2007.  The decline in income from operations is driven by the decline in gross margin, which fell to 17% in 2008 compared to 22% in 2007.  Our gross margin has decreased primarily due to increased operating costs (primarily energy costs and raw materials), lower average TiO2 selling prices and lower sales volumes.  Changes in currency rates have positively affected our gross margin and income from operations.  We estimate the favorable effect of changes in currency exchange rates increased income from operations by approximately $1 million.

Other non-operating income (expense) – Interest expense increased $3.9 million from $27.8 million for the nine months ended September 30, 2007 to $31.7 million in the nine months ended September 30, 2008 primarily due to changes in currency exchange rates, primarily the euro, as well as a higher average balance of outstanding borrowings under our revolving credit facilities. Excluding the effect of currency exchange rates, we expect interest expense will continue to be higher in 2008 as compared to 2007.

Provision for income taxes – Our income tax benefit was $.3 million in the first nine months of 2008 compared to an income tax provision of $120.7 million in the same period last year.  Our income tax benefit in 2008 includes a second quarter $7.2 million income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards.  Our provision for income taxes in 2007 includes a third quarter $90.8 million charge related to the reduction of our net deferred tax asset in Germany resulting from the enactment of legislation reducing the German income tax rates, and a second quarter $8.7 million charge related to the adjustment of certain German income tax attributes.  See Note 6 to our Condensed Consolidated Financial Statements for a tabular reconciliation of the statutory tax expense to our actual tax expense.

Currency exchange

We have substantial operations and assets located outside the United States (primarily in Germany, Belgium and Norway).  The majority of our sales are denominated in currencies other than the U.S. dollar, principally the euro and other major European currencies.  A portion of our sales generated from our operations are denominated in the U.S. dollar.  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies.  Consequently, the translated U.S. dollar value of our sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results.  Overall, fluctuations in currency exchange rates had the following effects on our net sales and income from operations in 2008 as compared to 2007.

	Three months ended September 30, 2008 vs. 2007	Nine months ended September 30, 2008 vs. 2007
	Increase in millions
Impact on:
Net sales	$23	$77
Income from operations	$3	$1

Outlook

During the second and third quarters of 2008, we and our competitors announced various price increases and surcharges in response to higher operating costs.  A portion of these price increase announcements were implemented during the second and third quarter of 2008, with additional implementation expected during the fourth quarter of 2008.  As a result, we expect our average selling prices in the fourth quarter of 2008 will be higher than our average selling prices during the first nine months of the year.  We expect overall demand will remain good in export markets, while demand in Europe will be somewhat weaker for the remainder of the year.  Overall, we expect our income from operations for the fourth quarter of 2008 will be higher than the third quarter of 2008, as the favorable effects of anticipated improvements in product pricing are expected to offset higher production costs and seasonably lower sales volumes.  However, income from operations for the full year 2008 is expected to be lower than 2007.  Our expectations as to the future of the TiO2 industry are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier than expected capacity additions and technological advances.  If actual developments differ from our expectations, our results of operations could be unfavorably affected.

Through our debottlenecking program, we have added capacity to our German chloride-process facility.  In addition, equipment upgrades and enhancements in several locations have allowed us to reduce downtime for maintenance activities.  Our production capacity has increased by approximately 30% over the past ten years with only moderate capital expenditures.  We believe our annual attainable TiO2 production capacity for 2008 is approximately 362,000 metric tons, with some additional capacity expected to be available in 2009 through our continued debottlenecking efforts.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows as a result of our operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Our cash flows from operating activities in the first nine months of 2008 provided $20.7 million, compared to $75.4 million in the first nine months of 2007.  This $54.7 million net decrease in the amount of cash provided by operating activities is due primarily to the net effects of the following items:
•	Lower income from operations in 2008 of $34.6 million; and
•
Higher net cash used in relative changes in our inventories, receivables, payables and accruals of $17.0 million in the first nine months of 2008 as compared to the first nine months of 2007, partially due to relative changes in our inventory levels, as discussed below.

Changes in working capital were affected by accounts receivable and inventory changes.  Our average days sales outstanding (“DSO”) increased from 65 days at December 31, 2007 to 67 days at September 30, 2008 due to the timing of collection on higher accounts receivable balances at the end of September.  For comparative purposes, our average DSO increased from 61 days at December 31, 2006 to 72 days at September 30, 2007.  Our average days sales in inventory (“DSI”) increased from 55 days at December 31, 2007 to 59 days at September 30, 2008, as our TiO2 production volumes in the first nine months of 2008 exceeded our TiO2 sales volumes during the period.  For comparative purposes, our average DSI decreased to 50 days at September 30, 2007 from 55 days at December 31, 2006.

Investing activities

Our capital expenditures of $25.4 million and $49.5 million in the nine months ended September 30, 2007 and 2008, respectively, were primarily for improvements and upgrades to existing facilities.

Financing activities

We paid a dividend of $35.0 million to Kronos from available cash on hand in the nine months ending September 30, 2008.  We paid a dividend of $22.7 million to Kronos from available cash on hand in the nine months ending September 30, 2007.

During the nine months ended September 30, 2008, we had net borrowings of euro 15.0 million ($24.4 million when borrowed/repaid) under our revolving credit facility.

Outstanding debt obligations

At September 30, 2008, our consolidated debt was comprised of:
•	euro 400 million principal amount of our 6.5% Senior Secured Notes ($580.7 million) due in 2013;
•	euro 15.0 million ($21.9 million) under our revolving credit facility which matures in May 2011; and
•	Approximately $4.4 million of other indebtedness.

Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to its stated maturity for reasons other than defaults for failure to comply with applicable covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  We are in compliance with all of our debt covenants at September 30, 2008.  During the second quarter of 2008, we amended our revolving bank credit facility to extend the maturity date by three years to May 2011.  See Note 5 to the Condensed Consolidated Financial Statements.

Our assets consist primarily of investments in operating subsidiaries, and our ability to service parent level obligations, including the Senior Secured Notes, depends in large part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligations or otherwise.  None of our subsidiaries have guaranteed the Senior Secured Notes, although we have pledged 65% of the common stock or other ownership interests of certain of our first-tier operating subsidiaries as collateral of the Senior Secured Notes.  The terms of the indenture governing the Senior Secured Notes limits our ability to pay dividends and make other restricted payments.  At September 30, 2008, the maximum amount of dividends and other restricted payments that we could make (the “Restricted Payment Basket”) was approximately $53 million.  However, the indenture currently prohibits us from utilizing such Restricted Payment Basket because we have not met a specified financial ratio; such prohibition will continue until such time as we meet the specified financial ratio.

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

At September 30, 2008, unused credit available under all of our existing credit facilities was approximately $95 million.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our future obligations including operations, capital expenditures, debt service and current dividend policy.  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We intend to spend approximately $61 million for major improvements and upgrades to our existing facilities during 2008, including the $50 million we have spent through September 30, 2008.

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

Recent accounting pronouncements

See Note 10 to the Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Annual Report.  There have been no changes in our critical accounting policies during the first nine months of 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including foreign currency exchange rates, interest rates and security prices.  For a discussion of such market risk items, refer to Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2007 Annual Report.  There have been no material changes in these market risks during the first nine months of 2008.

We periodically use currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with trade receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  We held no such currency forward contracts in 2007, nor in the first nine months of 2008.  However, in October 2008 we entered into a series of currency forward contracts to exchange:
•
an aggregate $30.0 million for an equivalent value of Norwegian Kroners at exchange rates ranging from kroner 6.91 to kroner 6.94.  These contracts mature from January 2009 through December 2009 at a rate of $2.5 million per month.

•
an aggregate euro 8.4 million for an equivalent value of Norwegian Kroners at exchange rates ranging from kroner 8.64 to kroner 8.70.  These contracts mature from January 2009 through December 2009 at a rate of euro .7 million per month.

We do not anticipate using hedge accounting for any of the contracts we entered into in October 2008.
ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a–15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2008.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of September 30, 2008.

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

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.      Legal Proceedings

Refer to Note 9 of the Condensed Consolidated Financial Statements and to our 2007 Annual Report for descriptions of certain legal proceedings.

Item 1A.   Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2007 Annual report.  There have been no material changes to such risk factors during the first nine months of 2008.

Item 6.     Exhibits.

       Exhibit No.

31.1 - Certification

31.2 - Certification

32.1 - Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                            KRONOS INTERNATIONAL, INC.
                                                                  (Registrant)

Date November 3, 2008	/s/ Gregory M. Swalwell
Gregory M. Swalwell
Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date November 3, 2008	/s/ Tim C. Hafer
Tim C. Hafer
Vice President and Controller (Principal Accounting Officer)