Form 10-K
period 2008-12-31
KRONOS INTERNATIONAL INC
filed 2009-03-12
CIK 1176236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
X
Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934:
For the fiscal year ended December 31, 2008
Commission file number 333-100047

KRONOS INTERNATIONAL, INC
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

No common stock was held by nonaffiliates of the Registrant as of June 30, 2008 (the last business day of the Registrant's most recently-completed second fiscal quarter).

As of February 27, 2009, 2,968 shares of the Registrant's common stock were outstanding.

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

•	Changes in raw material and other operating costs (such as energy costs)
•	General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2)
•	Competitive products and substitute products
•	Customer and competitor strategies
•	Potential consolidation or solvency of our competitors
•	The impact of pricing and production decisions
•	Competitive technology positions
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts
•	The introduction of trade barriers
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro and the Norwegian kroner)
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions)
•	The timing and amounts of insurance recoveries
•	Our ability to renew or refinance credit facilities
•	Our ability to maintain sufficient liquidity
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters
•	The ultimate ability to utilize income tax attributes, the benefits of which have been recognized under the more-likely-than-not recognition criteria
•	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities)
•	Government laws and regulations and possible changes therein
•	The ultimate resolution of pending litigation
•	Possible future litigation

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

General

Kronos International, Inc., a Delaware corporation, is registered in the Commercial Register of the Federal Republic of Germany.  We are a wholly-owned subsidiary of Kronos Worldwide, Inc. (NYSE: KRO; “Kronos”).  At December 31, 2008, (i) Valhi, Inc. (NYSE: VHI) held approximately 59% of Kronos’ common stock and NL Industries, Inc. (NYSE: NL) held an additional 36% of Kronos’ common stock, (ii) Valhi held 83% of NL’s outstanding common stock and (iii) Subsidiaries of Contran Corporation held approximately 94% of Valhi’s outstanding common stock.  Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain descendants of Harold C. Simmons (of which Mr. Simmons is trustee), or is held by persons or other entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control all of these companies.

Our principal place of business is in Leverkusen, Germany.    We conduct Kronos’ European value-added TiO2 pigment operations.  We, along with our distributors and agents sell our products to over 3,000 customers in approximately 100 countries with the majority of sales in Europe.  Our chemical businesses have operated in the European markets before the 1920’s.  We have considerable expertise and efficiency in the manufacture, sale, shipment and service of our products.

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

Per capita utilization of TiO2 in the United States and Western Europe far exceeds that of other areas of the world.  We expect these markets to continue to be the largest consumers of TiO2 for the foreseeable future.  More significant markets are emerging in Eastern Europe and the Far East as the economies in these regions develop to the point that quality-of-life products, including TiO2, experience greater demand.  In addition, China has developed into a significant market and as its economy continues to develop it is probable that quality-of-life products, including TiO2 will experience greater demand in that country.

Sales of TiO2 were about 84% of our net sales in 2008.  The remaining 16% of net sales is made up of other product lines that are complementary to TiO2.  These other products are described as follows:

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

•
We manufacture and sell iron-based chemicals, which are co-products and processed co-products of the sulfate and chloride process TiO2 pigment production.  These co-product chemicals are marketed through our Ecochem division, and are used primarily as treatment and conditioning agents for industrial effluents and municipal wastewater as well as in the manufacture of iron pigments, cement and agricultural products.

•
We manufacture and sell titanium oxychloride and titanyl sulfate, which are side-stream products from the production of TiO2.  Titanium oxychloride is used in specialty applications in the formulation of pearlescent pigments, production of electroceramic capacitors for cell phones and other electronic devices.  Titanyl sulfate products are used primarily in pearlescent pigments.

Manufacturing and operation

We currently produce over 40 different TiO2 grades under the KronosTM trademark which provide a variety of performance properties to meet customers’ specific requirements.  Our major customers include domestic and international paint, plastics and paper manufacturers.

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

Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).  Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments and, in 2008 chloride process production facilities represented approximately 60% of industry capacity.

We produced slightly over 350,000 metric tons of TiO2 in 2008, compared to 350,000 metric tons in 2007 and 348,000 metric tons in 2006.  Our average production capacity utilization rates were near or at full capacity in 2006, 2007 and 2008.  Our production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures.  We believe our annual attainable production capacity for 2009 is approximately 362,000 metric tons; however, we do expect our production volumes in 2009 will be significantly lower than our attainable capacity.  See Outlook in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Raw materials

The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (natural rutile ore or purchased slag), chlorine and coke.  Chlorine and coke are available from a number of suppliers.  Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Canada, India and the United States.  Through Kronos (US), Inc., a wholly-owned subsidiary of Kronos, we purchase chloride process grade slag from Rio Tinto Iron and Titanium under a long-term supply contract that expires at the end of 2011.  We purchase natural rutile ore primarily from Iluka Resources, Limited under a long-term supply contract that expires at the end of 2009.  We expect to be successful in obtaining long-term extensions to these and other existing supply contracts prior to their expiration.  We expect the raw materials purchased under these contracts to meet our chloride process feedstock requirements over the next several years.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock (primarily ilmenite from our Norwegian mine or purchased slag) and sulfuric acid. Sulfuric acid is available from a number of suppliers.  Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa.  As one of the few vertically integrated producers of sulfate process TiO2, we own and operate a rock ilmenite mine in Norway which provided all of the feedstock for our European sulfate process TiO2 plants in 2008.  We expect ilmenite production from our mine to meet our sulfate process feedstock requirements for the foreseeable future and any remaining will be sold to third parties.

Many of our raw material contracts contain fixed quantities we are required to purchase, although these contracts allow for an upward or downward adjustment in the quantity purchased.  The pricing under these agreements is generally negotiated annually.

The following table summarizes our raw materials procured or mined in 2008.

Production Process/Raw Material	Quantities of Raw Materials Procured or Mined
(In thousands of metric tons)
Chloride process plants -
purchased slag or natural rutile ore	273

Sulfate process plants -
raw ilmenite ore mined internally	305

Competition

The TiO2 industry is highly competitive.  Our principal competitors are E.I. du Pont de Nemours & Co.; Millennium Inorganic Chemicals, Inc. (a subsidiary of National Titanium Dioxide Company Ltd. (Cristal)); Tronox Incorporated; Huntsman Corporation (Huntsman); and Ishihara Sangyo Kaisha, Ltd.  These competitors have estimated individual shares of TiO2 production capacity ranging from 4% (for Ishihara) to 22% (for DuPont), and an estimated aggregate share of worldwide TiO2 production volume in excess of 60%.  Tronox filed for Chapter 11 bankruptcy protection in January 2009, and it is unclear how and to what extent Tronox or a successor will compete in the TiO2 industry at the conclusion of Tronox’s bankruptcy proceedings.

We compete primarily on the basis of price, product quality and technical service and the availability of high-performance pigment grades.  Although certain TiO2 grades are considered specialty pigments, the majority of our grades and substantially all of our production are considered commodity pigments with price generally being the most significant competitive factor.  We believe that we are the leading seller of TiO2 in Germany and are among the leading marketers in the Benelux and Scandinavian markets.  We had an estimated 9% share of worldwide TiO2 sales volume in 2008.  Overall, we are Europe’s second largest producer of TiO2.

Over the past ten years, we and our competitors have increased industry capacity through debottlenecking projects.  Given the current economic environment and reduced industry demand, we do not expect any significant efforts will be undertaken by us or our competitors to further increase capacity through such projects for the foreseeable future.  In addition, Huntsman announced the closure of one of its European facilities.  We believe further shutdowns or closures in the industry are possible.  Even with these reductions in industry capacity, capacity utilization rates by us and our competitors are expected to be lower in 2009 as compared to 2008 as a response to a reduction in industry-wide demand, which in turn will result in downward pressure on average TiO2 selling prices.  Once the economic environment improves and industry-wide demand increases, the expected reduction in industry-wide capacity through plant shutdowns should have a favorable impact on production capacity utilization, selling prices and profitability.  However, the volatility of the near term economic environment makes it difficult to forecast future demand.  If actual developments differ from our expectations, ours and the TiO2 industry's performances could continue to be unfavorably affected longer than expected.

Worldwide capacity additions in the TiO2 market resulting from construction of new plants require significant capital expenditures and substantial lead time (typically three to five years in our experience).  We are not aware of any TiO2 plants currently under construction, and we believe it is not likely that any new plants will be constructed in the foreseeable future.

Research and development

Our research and development activities are directed primarily at improving the chloride and sulfate production processes, improving product quality and strengthening our competitive position by developing new pigment applications. Our research and development activities are conducted at our Leverkusen, Germany facility.  Our expenditures for research and development and certain technical support programs were approximately $11           million in 2006, and $12 million in each of 2007 and 2008.  We plan to scale back our research and development activities in 2009 to the extent possible due to the current adverse economic environment; consequently our research and development expenditures in 2009 are expected to be lower as compared to recent history.

We continually seek to improve the quality of our grades, and have been successful at developing new grades for existing and new applications to meet the needs of customers and increase product life cycle.  Since 2002, we have added over 15 new grades for plastics, coatings, fibers and paper laminate applications.

Patents and trademarks

We believe that our patents held for products and production processes are important to us and our continuing business activities.  We seek patent protection for our technical developments, principally in the United States, Canada and Europe, and from time to time we enter into licensing arrangements with third parties.  Our existing patents generally have terms of 20 years from the date of filing, and have remaining terms ranging from 1 to 19 years.  We seek to protect our intellectual property rights, including our patent rights, and from time to time are engaged in disputes relating to the protection and use of intellectual property relating to our products.

Our trademarks, including Kronos, are protected by registration in the United States and elsewhere with respect to those products we manufacture and sell.  We also rely on unpatented proprietary knowledge and continuing technological innovation, and other trade secrets to develop and maintain our competitive position.  Our proprietary chloride production process is an important part of our technology, and our business could be harmed if we fail to maintain confidentiality of our trade secrets used in this technology.

Major customers

We sell to a diverse customer base, and no single customer made up more than 10% of our sales for 2008.  Our largest ten customers, excluding sales to Kronos and affiliates accounted for approximately 20% of sales in 2008.

Seasonality

Neither our business as a whole nor that of any of our principal product groups is seasonal to any significant extent.  However, TiO2 sales are generally higher in the first half of the year.  This is due in part to the increase in paint production in the spring to meet demand during the spring and summer painting season.

Employees

As of December 31, 2008, we employed approximately 2,000 persons.  Hourly employees in our production facilities are represented by a variety of labor unions, with labor agreements having various expiration dates.  Our union employees are covered by master collective bargaining agreements in the chemicals industry that are generally renewed annually.  We believe our labor relations are good.

Regulatory and environmental matters

Our operations are governed by various environmental laws and regulations.  Certain of our operations are, or have been, engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations.  As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage.  We have implemented and continue to implement various policies and programs in an effort to minimize these risks.  Our policy is to maintain compliance with applicable environmental laws and regulations at all of our facilities and to strive to improve our environmental performance.  It is possible that future developments, such as stricter requirements in environmental laws and enforcement policies, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances and could adversely affect our consolidated financial position and results of operations or liquidity.

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

At our sulfate plant facilities in Germany, we recycle weak sulfuric acid either through contracts with third parties or at our own facilities.  In addition, at our German locations we have a contract with a third party to treat certain sulfate-process effluents.  At our Norwegian plant, we ship spent acid to a third party location where it is used as a neutralization agent.  These contracts may be terminated by either party after giving three or four years advance notice, depending on the contract.

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

In December 2006, the EU approved Registration, Evaluation and Authorization of Chemicals (“REACH”), which took effect on June 1, 2007 and will be phased in over 11 years.  Under REACH, companies that manufacture or import more than one ton of a chemical substance per year will be required to register such chemical substances in a central data base.  REACH affects our European operations by imposing a testing, evaluation and registration program for many of the chemicals we use or produce in Europe.  We have established a REACH team that is working to identify and list all substances purchased, manufactured or imported by or for us in the EU.  We spent $.4 million in 2007 and $.5 million in 2008 on REACH compliance, and we do not anticipate that future compliance costs will be material to us.

Capital expenditures in 2008 related to ongoing environmental compliance, protection and improvement programs were $11.8 million, and are currently expected to be approximately $1 million in 2009.

Website and other available information

Our fiscal year ends December 31.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are available on Kronos’ website at www.kronosww.com, as we do not maintain our own website.  These reports are available on the website, without charge, as soon as is reasonably practicable after we file or furnish them electronically with the Securities and Exchange Commission.  Information contained on this website is not part of this report.  We will also provide free copies of such documents upon written request.  Such requests should be directed to the Corporate Secretary at our address on the cover page of this Form 10-K.

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

Demand for, and prices of, certain of our products are influenced by changing market conditions and we are currently operating in a depressed worldwide  market for our products, which may result in reduced earnings or operating losses.

Approximately 84% of our revenues are attributable to sales of TiO2.  Pricing within the global TiO2 industry over the long term is cyclical, and changes in economic conditions, especially in Western industrialized nations, can significantly impact our earnings and operating cash flows.  The current world-wide economic downturn has depressed sales volumes in the fourth quarter of 2008, and we are unable to predict with a high degree of certainty when demand will return to the levels experienced prior to the fourth quarter of 2008.  This may result in reduced earnings or operating losses.

Historically, the markets for many of our products have experienced alternating periods of increasing and decreasing demand.  Relative changes in the selling prices for our products are one of the main factors that affect the level of our profitability.  In periods of increasing demand, our selling prices and profit margins generally will tend to increase, while in periods of decreasing demand our selling prices and profit margins generally tend to decrease.  Huntsman announced the closure of one if its European facilities, and we believe further shutdowns or closures in the industry are possible.  The closures may not be sufficient to alleviate the current excess industry capacity and such conditions may be further aggravated by anticipated or unanticipated capacity additions or other events.

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

We sell several of our products in mature and highly-competitive industries and face price pressures in the markets in which we operate, which may result in reduced earnings or operating losses.

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

Higher costs or limited availability of our raw materials may reduce our earnings and decrease our liquidity.

The number of sources for and availability of, certain raw materials is specific to the particular geographical region in which a facility is located.  For example, titanium-containing feedstocks suitable for use in our TiO2 facilities are available from a limited number of suppliers around the world.  Political and economic instability in the countries from which we purchase our raw material supplies could adversely affect their availability.  If our worldwide vendors were unable to meet their contractual obligations and we were unable to obtain necessary raw materials, we could incur higher costs for raw materials or may be required to reduce production levels.  We may not always be able to increase our selling prices to offset the impact of any higher costs or reduced production levels, which could reduce our earnings and decrease our liquidity.

Negative global economic conditions increase the risk that we could suffer unrecoverable losses on our customers’ accounts receivable which would adversely affect our financial results.

We extend credit and payment terms to our customers.  Although we have an ongoing process of evaluating customers’ financial condition, we could suffer significant losses if a customer fails and is unable to pay.  A significant loss of an accounts receivable would have a negative impact on our results of operations, financial condition and liquidity.

Our leverage may impair our financial condition or limit our ability to operate our businesses.

We currently have a significant amount of debt.  As of December 31, 2008, our total consolidated debt was approximately $605.6 million, which relates to our 6.5% Senior Secured Notes and our revolving credit facility.  Our level of debt could have important consequences to our stockholders and creditors, including:

•	making it more difficult for us to satisfy our obligations with respect to our liabilities;

•	increasing our vulnerability to adverse general economic and industry conditions;

•
requiring that a portion of our cash flows from operations be used for the payment of interest on our debt, which reduces our ability to use our cash flow to fund working capital, capital expenditures, dividends on our common stock, acquisitions or general corporate requirements;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	placing us at a competitive disadvantage relative to other less leveraged competitors.

In addition to our indebtedness, we are party to various lease and other agreements pursuant to which, along with our indebtedness, we are committed to pay approximately $109.2 million in 2009.  Our ability to make payments on and refinance our debt, and to fund planned capital expenditures, depends on our future ability to generate cash flow.  To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  In addition, our ability to borrow funds under our subsidiaries’ credit facilities in the future will, in some instances, depend in part on these subsidiaries’ ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.  In this regard, we currently believe it is probable that one of our required financial ratios associated with our European credit facility will not be maintained at some point during 2009, most likely commencing at March 31, 2009.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity – Outstanding Debt Obligations and Borrowing Availability.”

Our business may not generate cash flows from operating activities sufficient to enable us to pay our debts when they become due and to fund our other liquidity needs.  As a result, we may need to refinance all or a portion of our debt before maturity.  We may not be able to refinance any of our debt in a timely manner on favorable terms, if at all in the current credit markets.  Any inability to generate sufficient cash flows or to refinance our debt on favorable terms could have a material adverse effect on our financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

We currently operate four TiO2 facilities, and an ilmenite mine at the following locations.  We own all such facilities, unless otherwise indicated.

Location	Description
Leverkusen, Germany (1)	TiO2 production, chloride and sulfate process, co-products
Nordenham, Germany	TiO2 production, sulfate process, co-products
Langerbrugge, Belgium	TiO2 production, chloride process, co-products, titanium chemicals products
Fredrikstad, Norway (2)	TiO2 production, sulfate process, co-products
Hauge i Dalane, Norway (3)	Ilmenite mine

(1)
The Leverkusen facility is located within an extensive manufacturing complex owned by Bayer AG. We own the Leverkusen facility, which represents about one-half of our current Ti02 production capacity, but we lease the land under the facility from Bayer AG under a long term agreement which expires in 2050.  Lease payments are periodically negotiated with Bayer for periods of at least two years at a time.  Bayer provides some raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility under separate supplies and services agreements.

(2)	The Fredrikstad plant is located on public land and is leased until 2013, with an option to extend the lease for an additional 50 years.
(3)	We are currently excavating a second mine located near our current mine in Norway.

Our corporate headquarters is located in Dallas, Texas. We have under lease various corporate and administrative offices located in the U.S. and various sales offices located in France, the Netherlands and the U.K.  The roads leading to our facilities are generally maintained by the applicable local government and are adequate for our purposes.

Information on our properties is incorporated by reference to Item 1: Business, Manufacturing and Operations above.  See Note 12 to our Consolidated Financial Statements for information on our leases.

ITEM 3.                      LEGAL PROCEEDINGS

We are involved in various environmental, contractual, intellectual property, product liability and other claims and disputes incidental to our business.  Information called for by this Item is incorporated by reference to Note 12 to our Consolidated Financial Statements.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to the General Instruction I of Form 10-K.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of our common stock is held by Kronos.  There is no established public trading market for our common stock.  The indenture governing our 6.5% Senior Secured Notes Due 2013 limits our ability to pay dividends or make other restricted payments, as defined.  The aggregate amount of dividends and other restricted payments since June 2002 may not exceed 75% of the aggregate consolidated net income, as defined in the indenture, plus $25 million.  At December 31, 2008, there was no availability for dividends or other restricted payments, as defined, therefore we currently do not expect to pay dividends or make other restricted payments as permitted by the indenture.  Declaration and payment of future dividends is discretionary and the amount thereof is dependent upon our results of operations, financial condition, contractual limitations, cash requirements for our businesses and other factors deemed relevant by our Board of Directors.  See Note 6 to our Consolidated Financial Statements.

We paid $50.2 million of dividends to Kronos in 2006, $34.2 million in 2007, and $34.9 million in 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years ended December 31,
	2004	2005	2006(2)	2007	2008
	(In millions, except ratios)
STATEMENTS OF OPERATIONS DATA:
Net sales	$808.0	$850.9	$914.2	$946.1	$952.9
Gross margin	197.8	238.4	223.0	196.4	170.4
Income from operations	96.9	138.2	107.4	78.7	45.1
Net income (loss)	325.6	60.3	73.7	(58.8)	21.3

BALANCE SHEET DATA (at year end):
Total assets	$985.2	$955.3	$1,080.6	$1,103.1	$1,053.5
Long-term debt including current maturities	533.2	453.8	529.8	590.8	605.6
Stockholder’s equity	207.7	183.3	211.5	181.4	137.3

STATEMENTS OF CASH FLOW DATA:
Net cash provided (used) by:
Operating activities	$142.3	$92.7	$62.5	$84.9	$1.0
Investing activities	(34.2)	(35.8)	(47.1)	(42.5)	(61.7)
Financing activities	(129.9)	(8.5)	(31.1)	(34.0)	7.2

TiO2 OPERATING STATISTICS:
Sales volume*	336	326	353	348	317
Production volume*	328	335	348	350	350
Production rate as a percentage of capacity	Full	Full	Full	98%	97%

OTHER FINANCIAL DATA:
Ratio of earnings to fixed charges (unaudited) (1)	2.6	3.6	2.0	2.6	1.5
__________________________________
*	Metric tons in thousands

(1)
Fixed charges represents, as applicable, the sum of (i) total interest expense and (ii) the interest component of rent expense (calculated as one-third of rent expense).  Earnings represents, as applicable, the sum of (i) fixed charges, (ii) income before income taxes and (iii) amortization of capitalized interest.

(2)	We adopted Statement of Financial Accounting Standards No. 158 effective December 31, 2006. See Note 8 to our Consolidated Financial Statements.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added TiO2.  TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products.  For 2008, approximately 80% of our sales volumes was sold into European markets.  We believe we are the second largest producer of TiO2 in Europe with an estimated 19% share of European TiO2 sales volumes.  Our production facilities are located throughout Europe.

We consider TiO2 to be a “quality-of-life” product, with demand affected by gross domestic product and overall economic conditions in our markets located in various regions of the world.  Over the long-term, we expect demand for TiO2 to grow by 2% to 3% per year.  This is consistent with our expectations for the long-term growth in gross domestic product.  However, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP even if we and our competitors maintain consistent shares of the worldwide market.  This is due in part to relative changes in the TiO2 inventory levels of our customers.  We believe that our customers’ inventory levels are partly influenced by their expectation for future changes in the market TiO2 selling prices.

The factors having the most impact on our reported income from operations are:
•	TiO2 selling prices,
•	currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro) and the Norwegian krone to the euro,
•	our TiO2 sales and production volumes, and
•	manufacturing costs, particularly maintenance and energy-related expenses.

Our key performance indicators are our TiO2 average selling prices, and our level of TiO2 sales and production volumes.  TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

In addition, our effective income tax rate in 2006, 2007 and 2008 has been impacted by certain favorable and unfavorable developments.

Executive summary

We reported net income of $21.3 million in 2008 compared to net loss of $58.8 million in 2007.  The $80.1 million increase in net income from 2007 to 2008 is due primarily to the net effect of (i) an income tax benefit we recognized in 2008, (ii) lower income from operations in 2008 resulting principally from lower sales volumes and higher raw material and energy costs and (iii) an income tax charge we recognized in 2007 associated with the adjustment of certain German income tax attributes.

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

Net income for 2008 includes a $7.2 million income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards.

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

Net income for 2006 includes (i) a charge related to the prepayment of our 8.875% Senior Secured Notes of $22.3 million ($14.5 million, net of tax benefit) and (ii) a net income tax benefit of $33.8 million related to the net effect of the withdrawal of certain income tax assessments previously made by the Belgian and Norwegian tax authorities and the resolution of certain income tax issues related to our German and Belgian operations.

Each of these items is more fully discussed below and/or in the Notes to our Consolidated Financial Statements.

We currently expect income from operations will be lower in 2009 compared to 2008 primarily as a result of higher production costs due in part to significantly reduced production volumes and the resulting unabsorbed fixed production costs and unfavorable currency effects.  We currently expect to report a net loss in 2009 as compared to reporting net income in 2008 due to lower expected income from operations in 2009.

Critical accounting policies and estimates

The accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period.  On an on-going basis, we evaluate our estimates, including those related to the recoverability of long-lived assets, pension benefit obligations and the underlying actuarial assumptions related thereto, the realization of deferred income tax assets and accruals for, litigation, income tax and other contingencies.  We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses.  Actual results may differ significantly from previously-estimated amounts under different assumptions or conditions.

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•
Long-lived assets.  We recognize an impairment charge associated with our long-lived assets, including property and equipment, whenever we determine that recovery of such long-lived asset is not probable.  Such determination is made in accordance with the applicable GAAP requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset.  Significant judgment is required in estimating such cash flows.  Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.  We do not assess our property and equipment for impairment unless certain impairment indicators specified in SFAS No. 144 are present.  We did not evaluate any long-lived assets for impairment during 2008 because no such impairment indicators were present.

•
Pension plans.  We maintain various defined benefit pension plans.  The amounts recognized as defined benefit pension expenses, and the reported amounts of pension asset and accrued pension costs, are actuarially determined based on several assumptions, including discount rates, expected rates of returns on plan assets and expected health care trend rates.  Variances from these actuarially assumed rates will result in increases or decreases, as applicable, in the recognized pension obligations, pension expenses and funding requirements.  These assumptions are more fully described below under “Defined Benefit Pension Plans.”

•
Income taxes.  Deferred taxes are recognized for future tax effects of temporary differences between financial and income tax reporting in accordance with the recognition criteria of SFAS No. 109, Accounting for Income Taxes.  We record a valuation allowance to reduce our deferred income tax assets to the amount that is believed to be realized under the more-likely-than-not recognition criteria.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made.  For example, we have substantial net operating loss carryforwards in Germany (the equivalent of $817 million for German corporate purposes and $229 million for German trade tax purposes at December 31, 2008).  At December 31, 2008, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carry forwards have an indefinite carryforward period, (ii) we have generated cumulative income in Germany over the most recent three-year period and consequently utilized a portion of such carryforwards during that period and (iii) we currently expect to utilized the remainder of such carryforwards over the long term.  However, prior to the complete utilization of such carryforwards, particularly if the current economic downturn continues and we were to generate operating losses in our German operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

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

In addition, we make an evaluation at the end of each reporting period as to whether or not some or all of the undistributed earnings of our non-U.S. subsidiaries are permanently reinvested (as that term is defined in GAAP).  While we may have concluded in the past that some of such undistributed earnings are permanently reinvested, facts and circumstances can change in the future, and it is possible that a change in facts and circumstances, such as a change in the expectation regarding the capital needs of our non-U.S. subsidiaries, could result in a conclusion that some or all of such undistributed earnings are no longer permanently reinvested.  In such an event, we would be required to recognize a deferred income tax liability in an amount equal to the estimated incremental U.S. income tax and withholding tax liability that would be generated if all of such previously-considered permanently reinvested undistributed earnings were distributed to the U.S.

•
Contingencies.  We record accruals for legal and other contingencies when estimated future expenditures associated with such contingencies and commitments become probable and the amounts can be reasonably estimated.  However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

Income from operations is impacted by certain of these significant judgments and estimates, such as allowance for doubtful accounts, reserves for obsolete or unmarketable inventories, impairment of equity method investees and long-lived assets, defined benefit pension plans and loss accruals.  In addition, net income (loss) is impacted by the significant judgments and estimates for deferred income tax asset valuation allowances and loss accruals.

Comparison of 2008 to 2007 Results of Operations

	Year ended December 31,
	2007		2008
	(Dollars in millions)

Net sales	$946.1	100%	$952.9	100%
Cost of sales	749.7	79%	782.5	82%
Gross margin	196.4	21%	170.4	18%
Other operating income and expenses, net	117.7	13%	125.3	13%
Income from operations	$78.7	8%	$45.1	5%

				Percent
				Change
TiO2 operating statistics:
Sales volumes*	348		317	(9)%
Production volumes*	350		350	-

Percent change in net sales:
TiO2 product pricing				1%
TiO2 sales volumes				(9)%
TiO2 product mix				2%
Changes in currency exchange rates				7%

Total				1%
______________________________

*  Thousands of metric tons

Net sales – Net sales increased 1% or $6.8 million for 2008 compared to 2007, primarily due to favorable currency exchange rates, which we estimate increased our net sales for 2008 by approximately $62 million, or 7%, compared to the same period in 2007.  Variations in grades of products sold favorably impacted net sales by 2%, along with a 1% increase in average TiO2 selling prices.  TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.  During the second and third quarters of 2008, we and our competitors announced various price increases and surcharges in response to higher operating costs.  A portion of these increase announcements were implemented during the second, third and fourth quarters of 2008.  The positive impact of currency, product mix and pricing in 2008 were partially offset by a 9% decrease in sales volumes.

Our 9% decrease in sales volumes in 2008 is primarily due to lower sales volumes in all markets as a result of a global weakening of demand due to poor overall economic conditions.

Cost of sales - Cost of sales increased 4% or $32.8 million for 2008, compared to 2007, due to the impact of a 20% or approximately $22 million increase in utility costs (primarily energy costs), an 11% or approximately $32 million increase in raw material costs and currency fluctuations (primarily the euro).  The cost of sales as a percentage of net sales increased to 82% in the year ended December 31, 2008 compared to 79% in the same period of 2007 primarily due to the net effects of higher operating costs and slightly higher average selling prices.

Income from operations – Income from operations in 2008 declined by 43% to $45.1 million compared to 2007; income from operations as a percentage of net sales decreased to 5% in 2008 from 8% for 2007.  The decline in income from operations is driven by the decline in gross margin, which decreased to 18% in 2008 compared to 21% in 2007.  While our average TiO2 selling prices were higher in 2008, our gross margin decreased primarily because of lower sales volumes and higher manufacturing costs, which more than offset the impact of higher sales prices and the positive effect of changes in currency rates.  We estimate the positive effect of changes in currency exchange rates increased income from operations by approximately $8 million when comparing 2008 to 2007.

As a percentage of net sales, selling, general and administrative expenses were relatively consistent at approximately 13% for both 2008 and 2007.

Other non-operating income and expense, net – Interest expense increased $2.9 million from $37.8 million for 2007 to $40.7 million for 2008 due to unfavorable changes in currency exchange rates in 2008 compared to 2007 and increased borrowings in 2008 (primarily under our revolving credit facility). The interest expense we recognize will vary with fluctuations in the euro exchange rate.

Provision (benefit) for income taxes – Our income tax provision was $1.4 million for 2008 compared to $122.4 million for 2007.  See Note 7 to our Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense to our actual tax expense.  Some of the more significant items impacting this reconciliation are summarized below.

Our income tax expense for 2008 includes:
•
a non-cash benefit of $7.2 million relating to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards.

Our income tax expense for 2007 includes:
•	a non-cash charge of $90.8 million relating to a decrease in our net deferred income tax asset in Germany resulting from the reduction in its income tax rates;
•	a non-cash charge of $8.7 million relating to the adjustment of certain German income tax attributes; and
•	a non-cash income tax benefit of $.7 million resulting from a net reduction in our reserve for uncertain tax positions.

Comparison of 2007 to 2006 Results of Operations

	Year ended December 31,
	2006		2007
	(Dollars in millions)

Net sales	$914.2	100%	$946.1	100%
Cost of sales	691.2	76%	749.7	79%
Gross margin	223.0	24%	196.4	21%
Other operating income and expenses, net	115.6	13%	117.7	13%
Income from operations	$107.4	11%	$78.7	8%

				Percent
				Change
TiO2 operating statistics:
Sales volumes*	353		348	(1)%
Production volumes*	348		350	1%

Percent change in net sales:
TiO2 product pricing				(3)%
TiO2 sales volumes				(1)%
TiO2 product mix				1%
Changes in currency exchange rates				7%

Total				4%
___________________________
*  Thousands of metric tons

Net sales – Net sales increased 4% or $31.9 million for 2007 compared to 2006, primarily due to favorable currency exchange rates offset somewhat by a 1% decrease in TiO2 sales volumes and a 3% decrease in average TiO2 selling prices.  TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.   We estimate the favorable effect of changes in currency exchange rates increased our net sales for 2007 by approximately $63 million, or 7%, compared to the same period in 2006.

Our 1% decrease in sales volumes for 2007 is primarily due to lower sales volumes in North America.

Cost of sales - Cost of sales increased 8% or $58.5 million for 2007, compared to 2006, due to lower sales volumes, higher production volumes, and a 2% increase in raw materials costs (approximately $5 million).  The cost of sales as a percentage of net sales increased to 79% in the year ended December 31, 2007, compared to 76% in the same period of 2006 primarily due to the net effects of lower average selling prices, higher other manufacturing costs (including maintenance) of approximately $2 million, lower utility costs of approximately $3 million and slightly higher production volumes.

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

Income from operations – Income from operations in 2007 declined by 27% to $78.7 million compared to 2006; income from operations as a percentage of net sales decreased to 8% in 2007 from 11% for 2006.  The decline in income from operations is driven by the decline in gross margin, which decreased to 21% in 2007 compared to 24% in 2006.  Our gross margin decreased primarily because of lower average TiO2 selling prices, lower sales volumes and higher manufacturing costs, which more than offset the impact of higher production volumes.

As a percentage of net sales, selling, general and administrative expenses were relatively consistent at approximately 13% for 2007 and 2006.

Other non-operating income and expense, net – In 2006, we issued our euro 400 million principal amount of 6.5% Senior Secured Notes, and used the proceeds to redeem our euro 375 million principal amount of 8.875% Senior Secured Notes.  As a result of our prepayment of the 8.875% Senior Secured Notes, we recognized a $22.3 million pre-tax interest charge ($14.5 million net of income tax benefit) in 2006 for the prepayment of the notes, representing (1) the call premium on the notes, (2) the write-off of deferred financing costs and (3) the write off of the existing unamortized premium on the notes.  See Note 6 to our Consolidated Financial Statements.

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

Our income tax expense for 2007 includes:
•	a non-cash charge of $90.8 million relating to a decrease in our net deferred income tax asset in Germany resulting from the reduction in its income tax rates;
•	a non-cash charge of $8.7 million relating to the adjustment of certain German income tax attributes; and
•	a non-cash income tax benefit of $.7 million resulting from a net reduction in our reserve for uncertain tax positions.

Our income tax benefit in 2006 includes:
•
an income tax benefit of $21.7 million resulting from a favorable resolution of certain income tax audits in Germany that resulted in an increase in the amount of our German trade tax net operating loss carryforward;

•	an income tax benefit of $10.7 million resulting from the reduction in our income tax contingency reserves related to favorable developments with income tax audits in Belgium, Norway and Germany; and
•	an income tax benefit of $1.4 million relating to the favorable resolution of certain income tax audit issues in Germany and Belgium.

Effects of currency exchange rates

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

	Year ended December 31,
	2007 vs. 2006	2007 vs. 2008
	Increase (decrease), in millions
Impact on:
Net sales	$63	$62
Income from operations	-	8

Outlook

We currently expect income from operations will be lower in 2009 compared to 2008 primarily from higher production costs resulting in part from significantly reduced production volumes and the resulting unabsorbed fixed production costs and unfavorable currency effects.  We currently expect to report a net loss in 2009 as compared to reporting net income in 2008 due to lower expected income from operations in 2009.

In response to the worldwide economic slowdown and weak consumer confidence, we are significantly reducing our production volumes in 2009 in order to reduce our finished goods inventory and improve our liquidity.  While overall industry pigment demand is expected to be lower in 2009 as compared to 2008 as a result of worldwide economic conditions, we currently expect our sales volumes in 2009 will be slightly higher as compared to 2008 as we expect to gain market share following anticipated reductions in industry capacity due to competitors’ permanent plant shutdowns.  We believe average selling prices in 2009 will decline from year-end levels during the first half of the year but will rise during the second half of 2009 which should result in slightly higher average worldwide TiO2 selling prices for the year.  To mitigate the negative impact of our significantly reduced production volumes, we are reducing our operating costs where possible, such as; reducing maintenance expenditures, research and development expenditures and personnel costs.

Our expectations as to the future of the TiO2 industry are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, solvency and continued operation of competitors, unexpected or earlier than expected capacity additions or reductions and technological advances.  If actual developments differ from our expectations, our results of operations could be unfavorably affected.

We believe that our annual attainable production capacity for 2009 is approximately 362,000 metric tons.  We expect our production volumes in 2009 will be significantly lower than our attainable capacity.  We currently expect we will operate at 75% to 85% of our attainable production capacity in 2009. Our expected capacity utilization levels could be adjusted upwards or downwards to match changes in demand for our product.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows as a result of our operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Our cash flows from operating activities provided $1.0 million for 2008, compared to $84.9 million for 2007.  This decrease was due primarily to the net effects of the following items:

•	lower income from operations in 2008 of $33.6 million;
•	lower cash paid for income taxes in 2008 of $8.9 million, in part due to lower taxable income and the receipt of tax refunds;
•
higher cash paid for interest in 2008 of $3.4 million, as a result of increased borrowing and the effects of currency exchange rates on the annual interest payments on our 6.5% senior secured notes; and

•
a lower amount of net cash used from relative changes in our inventories, receivables, payables and accruals of $40.2 million in 2008 due primarily to relative changes in our inventory levels, as discussed below; and

•	higher depreciation expense of $4.6 million in 2008, primarily as a result of the effects of currency exchange rates.

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

Changes in working capital are affected by accounts receivable and inventory changes.  Our average days sales outstanding (“DSO”) increased to 68 days at December 31, 2008 from 65 days at December 31, 2007 due to the timing of collection on higher accounts receivable balances at the end of 2008.  For comparative purposes, our average DSO increased to 65 days at December 31, 2007 from 61 days at December 31, 2006 due to the timing of collections.  Our average days sales in inventory (“DSI”) increased from 55 days at December 31, 2007, to 123 days at December 31, 2008, as our sales volumes decreased in 2008 (mostly in the fourth quarter)and our TiO2 production volumes exceeded our TiO2 sales volumes during the last half of 2008.  For comparative purposes, our average DSI was at 55 days at December 31, 2006.

Investing activities

Our capital expenditures were $61.7 million in 2008, $42.4 million in 2007 and $47.1 million in 2006.  Capital expenditures are primarily for improvements and upgrades to existing facilities.  Our capital expenditures during the past three years include an aggregate of approximately $21.2 million ($11.8 million in 2008) for our ongoing environmental protection and compliance programs.

Financing activities

During 2008, we:
•	made net borrowings of $44.4 million on our European credit facility.

During 2006, we:
•	issued euro 400 million principal amount of 6.5% Notes at 99.306% ($498.5 million when issued); and
•	redeemed our euro 375 million principal amount of 8.875% Senior Secured Notes ($470.5 million when redeemed) using the proceeds from the issuance of the 6.5% Notes.

We paid dividends of $34.9 million in 2008, $34.2 million in 2007 and $50.2 million in 2006.  The declaration and payment of future dividends is discretionary, and the amount, if any, will be dependent upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by our Board of Directors.

Outstanding debt obligations and borrowing availability

At December 31, 2008, our consolidated debt was comprised of:
•	euro 400 million principal amount of our 6.5% Senior Secured Notes ($560.0 million) due in 2013;
•	euro 30.0 million ($42.2 million) under our revolving credit facility which matures in May 2011; and
•	Approximately $3.4 million of other indebtedness.

Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to its stated maturity for reasons other than defaults for failure to comply with applicable covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  None of our credit agreements contain provisions that link the debt payment rates or schedules or borrowing availability to our credit rating.  We are in compliance with all of our debt covenants at December 31, 2008.  During the second quarter of 2008, we amended our revolving bank credit facility to extend the maturity date by three years to May 2011.  See Note 6 to the Condensed Consolidated Financial Statements.

Certain of our credit facilities require us to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.  While we were in compliance with all of our debt covenants at December 31, 2008, we currently believe it is probable that one of our required financial ratios associated with our European credit facility (the ratio of net secured debt to earnings before income taxes, interest and depreciation, as defined) will not be maintained at some point during 2009, most likely commencing at March 31, 2009.  In 2009, we have begun to reduce our production levels in response to the current economic environment, which we anticipate will favorably impact our liquidity and cash flows by reducing our inventory levels.  However, the reduced capacity utilization levels will negatively impact our 2009 results of operations due to the resulting unabsorbed fixed production costs that will be charged to expense as incurred.  As a result, we may not be able to maintain the required financial ratio throughout 2009.

We have begun discussions with the lenders to amend the terms of the existing European credit facility to eliminate the requirement to maintain this financial ratio until at least March 31, 2010.  While we believe it is possible we can obtain such an amendment to eliminate this financial ratio through at least March 31, 2010, there is no assurance that such amendment will be obtained, or if obtained that the requirement to maintain the financial ratio will be eliminated (or waived, in the event the lenders would only agree to a waiver and not an amendment to eliminate the covenant itself) through at least March 31, 2010.   Any such amendment or waiver which we might obtain could increase our future borrowing costs, either from a requirement that we pay a higher rate of interest on outstanding borrowings or pay a fee to the lenders as part of agreeing to such amendment or waiver.

In the event we would not be successful in obtaining the amendment or waiver of the existing European credit facility to eliminate the requirement to maintain the financial ratio, we would seek to refinance such facility with a new group of lenders with terms that did not include such financial covenant or, if required, we will use our existing liquidity resources (which could include funds provided by our affiliates).   While there is no assurance that we would be able to refinance the existing European credit facility with a new group of lenders, we believe these other sources of liquidity available to us would allow us to refinance the existing European credit facility.  If required, we believe by undertaking one or more of these steps we will be successful in maintaining sufficient liquidity to meet our future obligations including operations, capital expenditures and debt service for the next 12 months.

Our assets consist primarily of investments in operating subsidiaries, and our ability to service parent level obligations, including the Senior Secured Notes, depends in large part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligations or otherwise.  None of our subsidiaries have guaranteed the Senior Secured Notes, although we have pledged 65% of the common stock or other ownership interests of certain of our first-tier operating subsidiaries as collateral of the Senior Secured Notes.  The terms of the indenture governing the Senior Secured Notes limits our ability to pay dividends and make other restricted payments.  At December 31, 2008, the maximum amount of dividends and other restricted payments that we could make (the “Restricted Payment Basket”) was approximately $52 million.  However, the indenture currently prohibits us from utilizing such Restricted Payment Basket because we have not met a specified financial ratio; such prohibition will continue until such time as we meet the specified financial ratio.

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

At December 31, 2008, we had credit available under all of our existing credit facilities of approximately $70.3 million.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our future obligations including operations, capital expenditures and debt service for the next 12 months.  In this regard, see the discussion above in “Outstanding debt obligations and borrowing availability.”  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We intend to spend approximately $24 million to maintain and improve our existing facilities during 2009, including approximately $1 million in the area of environmental protection and compliance.  The majority of our expenditures in 2009 will be to maintain our facilities.  We have lowered our planned capital expenditures in 2009 in response to the current economic conditions.  Capital spending for 2009 is expected to be funded through cash on hand or borrowing on existing credit facilities.

Off-balance sheet financing

Other than operating lease commitments disclosed in Note 12 to our Consolidated Financial Statements, we are not party to any material off-balance sheet financing arrangements.

Cash, cash equivalents, restricted cash and restricted marketable debt securities

At December 31, 2008, we had current cash and cash equivalents aggregating $10.8 million, had current restricted cash equivalents of $1.5 million and noncurrent restricted marketable debt securities of $3.5 million.

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

Recent accounting pronouncements

     See Note 14 to our Consolidated Financial Statements.

Debt and other contractual commitments

As more fully described in the Notes to the Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future.  See Notes 6, 12 and 14 to our Consolidated Financial Statements.  The timing and amount shown for our commitments in the table below are based upon the contractual payment amount and the contractual payment date for such commitments.  The following table summarizes such contractual commitments of ours and our consolidated subsidiaries as of December 31, 2008 by the type and date of payment.

	Payment due date
Contractual commitment	2009	2010/2011	2012/2013	2014 and after	Total
	(In millions)

Indebtedness (1)	$.8	$43.9	$560.9	$-	$605.6
InInterest on indebtedness (2)	38.6	75.9	48.8	-	163.3
Operating leases	3.9	5.0	3.2	18.9	31.0
Long-term service and other supply contracts (3)	44.7	48.2	10.0	1.8	104.7
Fixed asset acquisitions	17.6	-	-	-	17.6
Estimated tax obligations (4)	3.6	-	-	-	3.6

	$109.2	$173.0	$622.9	$20.7	$925.8

(1)
A significant portion of the amount shown for indebtedness relates to our 6.5% Senior Secured Notes ($560.0 million at December 31, 2008).  Such indebtedness is denominated in euro.  See Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” and Note 8 to the Consolidated Financial Statements.  With respect to the revolving credit facilities the amounts shown for indebtedness are based upon the actual amount outstanding at December 31, 2008.

(2)
The amounts shown for interest for any outstanding variable-rate indebtedness is based upon the December 31, 2008 interest rates and assumes that such variable-rate indebtedness remains outstanding until maturity.

(3)
The amounts shown for the long-term service and other supply contracts primarily pertain to agreements we have entered into with various providers of products or services which help to run our plant facilities (electricity, natural gas, etc.), utilizing December 31, 2008 exchange rates.

(4)	The amount shown for estimated tax obligations is the consolidated amount of income taxes payable at December 31, 2008, which is assumed to be paid during 2009.

The above table does not reflect:
•
Any amounts that we might pay to fund our defined benefit pension plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets and interest rate assumptions.  We expect to be required to contribute approximately $14 million to our defined benefit pension plans during 2009.  Our defined benefit pension plans are discussed below in greater detail.  See Note 8 to our Consolidated Financial Statements.

•	Any amounts that we might pay related to our asset retirement obligations as the terms and amounts of such future fundings are unknown; and
•
Any amounts that we might pay to settle any of our uncertain tax positions, as the timing and amount of any such future settlements are unknown and dependent on, among other things, the timing of tax audits.  See Notes 7 and 14 to our Consolidated Financial Statements.

We occasionally enter into raw material supply arrangements to mitigate the short-term impact of future increases in raw material costs.  While these arrangements do not necessarily commit us to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels.  This allows us to stabilize raw material purchase prices to a certain extent, provided the specified minimum monthly purchase quantities are met.

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

We recognized consolidated defined benefit pension plan expense of $17.7 million in 2006, $20.0 million in 2007 and $6.9 million in 2008.  In the fourth quarter of 2008 we recognized a $6.9 million pension adjustment in connection with the correction of our pension expense previously recognized for 2006 and 2007.  See Note 8 to our Consolidated Financial Statements.  The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.), and will generally differ from pension expense recognized under SFAS No. 87 for financial reporting purposes.  Our contributions to all of our plans aggregated $18.5 million in 2006, $17.4 million in 2007 and $15.4 million in 2008.

The discount rates we use for determining defined benefit pension expense and the related pension obligations are based on current interest rates earned on long-term bonds that receive one of the two highest ratings given by recognized rating agencies in the applicable country where the defined benefit pension benefits are being paid.  In addition, we receive advice about appropriate discount rates from our third-party actuaries, who may in some cases use their own market indices.  The discount rates are adjusted as of each measurement date to reflect then-current interest rates on such long-term bonds.  Such discount rates are used to determine the actuarial present value of the pension obligations as of the measurement date, and such discount rates are also used to determine the interest component of defined benefit pension expense for the following year.  Prior to December 31, 2007, we used a September 30 measurement date.  Effective December 31, 2007, we began using a December 31 measurement date, concurrent with our adoption of the measurement date requirements of SFAS No. 158 effective December 31, 2007.  See Note 8 to our Consolidated Financial Statements.

At December 31, 2008, approximately 80% and 16% of the projected benefit obligations related to our plans in Germany and Norway, respectively.  We use several different discount rate assumptions in determining our consolidated defined benefit pension plan obligation and expense.  This is because we maintain defined benefit pension plans in several different countries in Europe and the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2006 and expense in 2007	Obligations at December 31, 2007 and expense in 2008	Obligations at December 31, 2008 and expense in 2009

Germany	4.5%	5.5%	5.8%
Norway	4.8%	5.5%	5.8%

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

At December 31, 2008, approximately 74% and 22% of the plan assets related to our plans in Germany and Norway, respectively.  We use several different long-term rates of return on plan asset assumptions in determining our consolidated defined benefit pension plan expense.  This is because we maintain defined benefit pension plans in several different countries in Europe and the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

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
•
In Norway, we currently have a plan asset target allocation of 14% to equity securities, 64% to fixed income securities and the remainder primarily to cash and liquid investments such as money markets.  The expected long-term rate of return for such investments is approximately 9%, 5.0% and 4%, respectively.

Our pension plan weighted average asset allocations by asset category were as follows:

	December 31, 2007		December 31, 2008
	Germany	Norway	Germany	Norway

Equity securities and limited partnerships	23%	18%	24%	14%
Fixed income securities	48	68	52	83
Real estate	14	-	12	-
Cash, cash equivalents and other	15	14	12	3

Total	100%	100%	100%	100%

We regularly review our actual asset allocation for each of our plans and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

Our assumed long-term rates of return on plan assets for 2006, 2007 and 2008 were as follows:

	2006	2007	2008

Germany	5.3%	5.8%	5.3%
Norway	6.5%	5.5%	6.1%

We currently expect to use the same long-term rate of return on plan asset assumptions in 2009 as we used in 2008 for purposes of determining the 2009 defined benefit pension plan expense.

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

In addition to the actuarial assumptions discussed above, because we maintain our defined benefit pension plans outside the U.S., the amount of recognized defined benefit pension expense and the amount of net pension liability will vary based upon relative changes in currency exchange rates.

A reduction in the assumed discount rate generally results in an actuarial loss, as the actuarially-determined present value of estimated future benefit payments will increase.  Conversely, an increase in the assumed discount rate generally results in an actuarial gain.  In addition, an actual return on plan assets for a given year that is greater than the assumed return on plan assets results in an actuarial gain, while an actual return on plan assets that is less than the assumed return results in an actuarial loss. Other actual outcomes that differ from previous assumptions, such as individuals living longer or shorter than assumed in mortality tables which are also used to determine the actuarially-determined present value of estimated future benefit payments, changes in such mortality table themselves or plan amendments, will also result in actuarial losses or gains.  Accordingly under GAAP, we do not recognize all of such actuarial gains and losses in earnings currently; instead these amounts are deferred and amortized into income in the future as part of net periodic defined benefit pension cost.  However, upon adoption of SFAS No. 158 effective December 31, 2006, these amounts are recognized in Other comprehensive income (loss).  In addition, any actuarial gains generated in future periods would reduce the negative amortization effect of any cumulative unrecognized actuarial losses, while any actuarial losses generated in future periods would reduce the favorable amortization effect of any cumulative unrecognized actuarial gains.

During 2008, all of our defined benefit pension plans generated a combined net actuarial loss of approximately $.9 million.  This actuarial loss resulted primarily from the general overall increase in the assumed discount rates, offset in part by an assumed rate of return on plan assets in excess of the actual rate of return.

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2009, we expect our defined benefit pension expense will approximate $13 million in 2009.  In comparison, we expect to be required to contribute approximately $14 million to such plans during 2009.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above.  We believe all of the actuarial assumptions used are reasonable and appropriate.  However, if we had lowered the assumed discount rate by 25 basis points for all of our plans as of December 31, 2008, our aggregate projected benefit obligations would have increased by approximately $10 million at that date, and our defined benefit pension expense would be expected to increase by approximately $.1 million during 2009.  Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for all of our plans, our defined benefit pension expense would be expected to increase by approximately $.5 million during 2009.

Operations outside the United States

As discussed above, our operations are located outside the United States for which the functional currency is not the U.S. dollar.  As a result, our reported amount for assets and liabilities related to our operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates.  At December 31, 2008, we had substantial net assets denominated in the euro, Norwegian krone and United Kingdom pound sterling.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

We are exposed to market risk from changes in interest rates, currency exchange rates and raw materials prices.

Interest rates

We are exposed to market risk from changes in interest rates, primarily related to our indebtedness.  At December 31, 2007 and 2008, most of our aggregate indebtedness was comprised of fixed-rate instruments.  The large percentage of fixed-rate debt instruments minimizes earnings volatility that would result from changes in interest rates.  The following table presents principal amounts and weighted average interest rates for our aggregate outstanding indebtedness at December 31, 2008.  Information shown below for such non-U.S. dollar denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 2008 using exchange rates of 1.4061 U.S. dollars per euro and .1428 U.S. dollars per Norwegian krone.  Certain Norwegian krone denominated capital leases totaling $3.4 million in 2008 have been excluded from the table below.

	Amount
Indebtedness	Carrying value	Fair value	Interest rate	Maturity date
	(In millions)

Fixed-rate indebtedness – euro-denominated Senior Secured Notes	$560.0	$129.4	6.5%	2013
Variable rate indebtedness - euro-denominated European Credit facility	$42.2	$42.2	4.5%	2011

At December 31, 2007, euro-denominated fixed rate indebtedness, consisting solely of the 6.5% Senior Secured Notes, aggregated $585.5 million (fair value - $507.7 million) with a weighted-average interest rate of 6.5%.  We did not have variable rate indebtedness at December 31, 2007.

Currency exchange rates

We are exposed to market risk arising from changes in foreign currency exchange rates as a result of manufacturing and selling our products worldwide.  Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Norwegian krone and the United Kingdom pound sterling.

As described above, at December 31, 2008, we had the equivalent of $602.2 million of outstanding euro-denominated indebtedness (2007 – the equivalent of $585.5 million of euro-denominated indebtedness).  The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $60.5 million at December 31, 2008 (2007 - $58.9 million).

Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  In the fourth quarter of 2008 we entered into a series of currency forward contracts and at December 31, 2008 we had currency forward contracts to exchange:

•
an aggregate $57 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 6.91 to kroner 7.18 per U.S. dollar.  These contracts with DnB Nor Bank ASA mature from January 2009 through December 2009 at a rate of $.5 million to $2.5 million per month.  At December 31, 2008, the actual exchange rate was kroner 7.0 per U.S. dollar.

•
an aggregate euro 16.4 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.64 to kroner 9.23 per euro.  These contracts with DnB Nor Bank ASA mature from January 2009 through December 2009 at a rate of euro .5 million to euro .7 million per month.  At December 31, 2008, the actual exchange rate was kroner 9.7 per euro.

The estimated fair value of such foreign currency forward contracts at December 31, 2008 was a $2.6 million net liability, of which $.3 million is recognized as part of Prepaid Expense and $2.9 million is recognized as part of Accounts Payable and Accrued Liabilities in our Consolidated Balance Sheet and a corresponding $2.6 million foreign currency transaction loss in our Consolidated Statement of Operations.   To the extent we held such contracts during 2007, we did not use hedge accounting for any of our contracts, and we are not using hedge accounting for any of the contracts we entered into in 2008.

Other

We believe there may be a certain amount of incompleteness in the sensitivity analyses presented above.  For example, the hypothetical effect of changes in exchange rates discussed above ignores the potential effect on other variables which affect our results of operations and cash flows, such as demand for our products, sales volumes and selling prices and operating expenses.  Accordingly, the amounts presented above are not necessarily an accurate reflection of the potential losses we would incur assuming the hypothetical changes in exchange rates were actually to occur.

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

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Steven L. Watson, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2008.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of December 31, 2008.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to report on internal control over financial reporting in this Annual Report on Form 10-K for the year ended December 31, 2008.  Our independent registered public accounting firm is also required to audit our internal control over financial reporting as of December 31, 2008.  In addition, the SEC’s rules do not require our independent registered public accounting firm to issue its attestation until our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework).  Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Certifications

Our chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  The certifications for the quarter ended December 31, 2008 have been filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

Omitted pursuant to the General Instruction I of Form 10-K.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to the General Instruction I of Form 10-K.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the aggregate fees PricewaterhouseCoopers LLP, our independent registered public accounting firm (“PwC”), has billed or is expected to bill to us and our subsidiaries for services rendered for 2007 and 2008.  No fees were billed or are expected to be billed by PwC to us for services performed in 2007 and 2008 for financial information systems design and implementation.

	December 31,
	2007	2008
	(In thousands)

Audit(1)	$1,386	$1,346
Audit related(2)	10	1
Tax(3)	19	236

Total	$1,415	$1,583

1)	Fees for the following services:

a)	audits of our consolidated year-end financials statements for each year;
b)	reviews of the unaudited quarterly financial statements appearing in our Form 10-Q’s for each of the first three quarters of each year;
c)	consents and assistance with registration statements filed with the Commission;
d)	normally provided statutory or regulatory filings or engagements for each year; and
e)	the estimated out-of-pocket costs PwC incurred in providing all of such services for which we reimburse PwC.

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

 (b)                            Exhibits

Included as exhibits are the items listed in the Exhibit Index.  We will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover our costs to furnish the exhibits.  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2008 will be furnished to the Commission upon request.

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

10.2
First Amendment Agreement, dated September 3, 2004, Relating to a Facility Agreement dated June 25, 2002 among Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Titan AS and Titania A/S, as borrowers, Kronos Titan GmbH, Kronos Europe S.A./N.V. and Kronos Norge AS, as guarantors, Kronos Denmark ApS, as security provider, with Deutsche Bank Luxembourg S.A., acting as agent – incorporated by reference to Exhibit 10.1 of the Current Report on on Form 8-K of Kronos Worldwide, Inc. dated November 17, 2004 (File No. 333-119639).

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

10.4
Third Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of May 26, 2008 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A.,/N.V, Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS – incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kronos International, Inc. (File No. 333-100047) dated May 26, 2008.  Certain schedules, exhibits, annexes and similar attachments to this Exhibit 10.1 have not been files; upon request, the registrant will furnish supplementally to the Commission a copy of any omitted exhibit, annex or attachment.

10.5
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

10.12*
NL Industries, Inc. 1998 Long-Term Incentive Plan – incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A of NL Industries, Inc. for the annual meeting of shareholders held on May 6, 1998.

10.13*	Form of Kronos Worldwide, Inc. Long-Term Incentive Plan – incorporated by reference to Exhibit 10.4 of Kronos Worldwide, Inc.’s Registration Statement on Form 10 (File No. 001-31763).

10.14*
Form of Indemnity Agreement between the Registrant and the officers and directors of the Registrant – incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-4 (File No. 333-100047).

10.15*
Summary of Consulting arrangement beginning on August 1, 2003, as amended January 14, 2008 between Lawrence A. Wigdor and Kronos Worldwide, inc. – incorporated by reference to Item 1.01 to the Kronos Worldwide, Inc. Current Report on Form 8-K filed with the U.S. Securities and Exchange commission on January 18, 2008.

10.16
Agency Agreement, dated as of January 1, 2004, among Kronos International, Inc., Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Canada, Inc., Kronos Titan AS and Societe Indutrielle Du Titane, S.A.

10.17
Titanium Dioxide Products and Titanium Chemicals Distribution Agreement, dated as of January 1, 2005, among Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Canada, Inc., Kronos Titan AS, Kronos (US), Inc., Kronos Denmark ApS, Kronos Titan GmbH, Kronos Limited, Societe Industrielle Du Titane, S.A. and Kronos B.V.

10.18	Raw Material Purchase and Sale Agreement, dated as of January 1, 2004, among Kronos (US), Inc., Kronos Titan GmbH, Kronos Europe S.A./N.V. and Kronos Canada, Inc.

10.19	Promissory note in the amount of euro 65,000,000, dated as of October 12, 2004 between the Registrant and Kronos Worldwide, Inc.

10.20	Promissory note in the amount of euro 98,094,875, dated as of November 26, 2004 between the Registrant and Kronos Worldwide, Inc.

12.1	Statements of Computation of Ratio of Earnings to Fixed Charges

31.1	Certification.

31.2	Certification.

32.1	Certification.

___________________________________

*	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kronos International, Inc.
 (Registrant)

By:/s/ Steven L. Watson
Steven L. Watson
March 11, 2009
(Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

s/ Andrew Kasprowiak	/s/ Gregory M. Swalwell_______
Andrew Kasprowiak, March 11, 2009	Gregory M. Swalwell, March 11, 2009
(Director)	(Vice President, Finance; Principal Financial Officer)

s/ Dr. Ulfert Fiand	/s/ Klemens Schlueter_
Dr. Ulfert Fiand, March 11, 2009	Klemens Schlueter, March 11, 2009
(Director)	(Director)

/s/ Tim C. Hafer ______
Tim C. Hafer, March 11, 2009
(Vice President, Controller, Principal Accounting Officer)

KRONOS INTERNATIONAL, INC.

Annual Report on Form 10-K

Items 8, 15(a) and 15(c)

Index of Financial Statements and Schedules

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets -
December 31, 2007 and 2008	F-3

Consolidated Statements of Operations -
Year ended December 31, 2006, 2007 and 2008	F-5

Consolidated Statements of Comprehensive Income (Loss) -
Year ended December 31, 2006, 2007 and 2008	F-6

Consolidated Statements of Stockholder’s Equity -
Year ended December 31, 2006, 2007 and 2008	F-7

Consolidated Statements of Cash Flows -
Year ended December 31, 2006, 2007 and 2008	F-8

Notes to Consolidated Financial Statements	F-10

Financial Statement Schedule

Schedule I – Condensed Financial Information of Registrant	S-1

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors of Kronos International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of Kronos International, Inc. and its subsidiaries at December 31, 2007 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 8 and 14 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for pension benefit obligations in 2006 and the manner in which it accounts for uncertain tax positions in 2007.

PricewaterhouseCoopers LLP

Dallas, Texas
March 11, 2009

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

ASSETS	December 31,
	2007	2008

Current assets:
Cash and cash equivalents	$67.0	$10.8
Restricted cash	1.8	1.5
Accounts and other receivables	168.2	130.9
Receivable from affiliates	1.5	1.2
Inventories	228.9	303.9
Prepaid expenses	3.6	3.0

Total current assets	471.0	451.3

Other assets:
Deferred financing costs, net	8.1	6.8
Restricted marketable debt securities	3.2	3.5
Deferred income taxes	168.7	166.4
Other	.8	1.1

Total other assets	180.8	177.8

Property and equipment:
Land	38.1	35.9
Buildings	177.6	171.9
Equipment	839.5	807.8
Mining properties	89.7	73.9
Construction in progress	40.2	37.9

Total property and equipment	1,185.1	1,127.4

Less accumulated depreciation and amortization	733.8	703.0

Net property and equipment	451.3	424.4

Total assets	$1,103.1	$1,053.5

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except share data)

LIABILITIES AND STOCKHOLDER’S EQUITY	December 31,
	2007	2008

Current liabilities:
Current maturities of long-term debt	$.8	$.8
Accounts payable and accrued liabilities	138.2	134.5
Payable to affiliates	5.6	13.3
Income taxes	9.3	3.6
Deferred income taxes	3.3	4.6

Total current liabilities	157.2	156.8

Noncurrent liabilities:
Long-term debt	590.0	604.8
Deferred income taxes	16.4	13.0
Accrued pension cost	128.0	114.0
Other	30.1	27.6

Total noncurrent liabilities	764.5	759.4

Stockholder’s equity:
Common stock, $100 par value; 100,000 shares authorized; 2,968 shares issued	.3	.3
Additional paid-in capital	1,944.2	1,947.6
Retained deficit	(1,411.5)	(1,425.1)
Notes receivable from affiliate	(209.5)	(214.5)
Accumulated other comprehensive loss:
Currency translation	(80.3)	(107.9)
Defined benefit pension plans	(61.8)	(63.1)

Total stockholder’s equity	181.4	137.3

Total liabilities and stockholder’s equity	$1,103.1	$1,053.5

Commitments and contingencies (Notes 7 and 12)

See accompanying Notes to Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Years ended December 31,
	2006	2007	2008

Net sales	$914.2	$946.1	$952.9
Cost of sales	691.2	749.7	782.5

Gross margin	223.0	196.4	170.4

Selling, general and administrative expense	116.8	123.3	130.4
Other operating income (expense):
Currency transaction losses, net	(4.5)	(3.9)	(.8)
Disposition of property and equipment	(1.8)	(.6)	(.9)
Royalty income	7.2	7.2	6.5
Other income	.4	3.0	.4
Other expense	(.1)	(.1)	(.1)

Income from operations	107.4	78.7	45.1

Other income (expense):
Interest income from affiliates	18.8	20.6	17.3
Trade interest income	2.2	2.1	1.0
Other interest income	.8	-	-
Loss on prepayment of debt	(22.3)	-	-
Interest expense	(40.9)	(37.8)	(40.7)

Income before income taxes	66.0	63.6	22.7

Provision (benefit) for income taxes	(7.7)	122.4	1.4

Net income (loss)	$73.7	$(58.8)	$21.3

See accompanying Notes to Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years ended December 31,
	2006	2007	2008

Net income (loss)	$73.7	$(58.8)	$21.3

Other comprehensive (loss) income, net of tax:

Currency translation	30.5	19.0	(27.6)

Pension plans:
Amortization of prior service cost and net losses included in periodic pension cost	-	5.1	(.5)
Net actuarial gain arising during year	-	41.3	(.8)
Minimum pension liability change	8.2	-	-

	8.2	46.4	(1.3)

Total other comprehensive income (loss)	38.7	65.4	(28.9)

Comprehensive income (loss)	$112.4	$6.6	$(7.6)

See accompanying Notes to Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

Years ended December 31, 2006, 2007 and 2008

(In millions)

					Accumulated other
				Notes	comprehensive
		Additional		receivable	_____income (loss)_____		Total
	Common	paid-in	Retained	from	Currency	Pension	stockholder’s
	stock	capital	(deficit)	affiliates	translation	plans	equity

Balance at December 31, 2005	$.3	$1,944.2	$(1,338.1)	$(209.5)	$(129.8)	$(83.7)	$183.4

Net income	-	-	73.7	-	-	-	73.7
Other comprehensive loss, net of tax	-	-	-	-	30.5	8.2	38.7
Cash dividends	-	-	(50.2)	-	-	-	(50.2)
Change in accounting – asset and liability recognition provisions of SFAS No. 158	-	-	-	-	-	(34.1)	(34.1)

Balance at December 31, 2006	.3	1,944.2	(1,314.6)	(209.5)	(99.3)	(109.6)	211.5

Net loss	-	-	(58.8)	-	-	-	(58.8)
Other comprehensive loss, net of tax	-	-	-	-	19.0	46.4	65.4
Cash dividends	-	-	(34.2)	-	-	-	(34.2)
Change in accounting:
FIN 48	-	-	(.5)	-	-	-	(.5)
SFAS No. 158 – measurement date provisions	-	-	(3.4)	-	-	1.4	(2.0)

Balance at December 31, 2007	.3	1,944.2	(1,411.5)	(209.5)	(80.3)	(61.8)	181.4

Net income	-	-	21.3	-	-	-	21.3
Other comprehensive income, net of tax	-	-		-	(27.6)	(1.3)	(28.9)
Cash dividends	-	-	(34.9)	-	-	-	(34.9)
Intercompany interest Kronos Worldwide, Inc.	-	3.4	-	(5.0)	-	-	(1.6)

Balance at December 31, 2008	$.3	$1,947.6	$(1,425.1)	$(214.5)	$(107.9)	$(63.1)	$137.3

See accompanying Notes to Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2006	2007	2008
Cash flows from operating activities:
Net income (loss)	$73.7	$(58.8)	$21.3
Depreciation and amortization	36.7	41.0	45.6
Loss on prepayment of debt	22.3	-	-
Call premium paid	(20.9)	-	-
Deferred income taxes	(27.9)	107.9	(6.7)
Defined benefit pension plan expense greater (less) than cash funding	3.2	6.9	(12.3)
Other, net	2.7	3.8	4.7
Change in assets and liabilities:
Accounts and other receivables	(14.3)	5.4	16.7
Inventories	11.4	(11.1)	(89.1)
Prepaid expenses	(1.1)	.8	.1
Accounts payable and accrued liabilities	(.1)	(.4)	12.8
Income taxes	(15.7)	(3.6)	(1.9)
Accounts with affiliates	(5.8)	(4.3)	9.3
Other noncurrent assets	.2	.3	(2.3)
Other noncurrent liabilities	(1.9)	(3.0)	2.8

Net cash provided by operating activities	62.5	84.9	1.0

Cash flows from investing activities:
Capital expenditures	(47.1)	(42.4)	(61.7)
Change in restricted cash equivalents	-	(.1)	-

Net cash used in investing activities	(47.1)	(42.5)	(61.7)

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2006	2007	2008
Cash flows from financing activities:
Indebtedness:
Borrowings	$498.6	$.6	$57.6
Principal payments	(470.6)	(.4)	(14.6)
Deferred financing fees	(8.9)	-	(.9)
Dividends paid	(50.2)	(34.2)	(34.9)

Net cash (used in) provided by financing activities	(31.1)	(34.0)	7.2

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(15.7)	8.4	(53.5)
Currency translation	5.2	5.8	(2.7)

	(10.5)	14.2	(56.2)

Balance at beginning of year	63.3	52.8	67.0

Balance at end of year	$52.8	$67.0	$10.8

Supplemental disclosures – Cash paid for:
Interest	$32.0	$36.7	$40.1
Income taxes	34.5	18.9	10.0
Accrual for capital expenditures	-	8.6	6.2

See accompanying Notes to Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -                           Summary of significant accounting policies:

Organization and basis of presentation. We are a Delaware corporation that is a wholly-owned subsidiary of Kronos Worldwide, Inc. (“Kronos”) At December 31, 2008, (i) Valhi, Inc. held approximately 59% of Kronos’ outstanding common stock and NL Industries, Inc. (NYSE: NL) held an additional 36% of Kronos’ common stock, (ii) Valhi owned approximately 83% of NL’s outstanding common stock and (iii) subsidiaries of Contran Corporation held approximately 94% of Valhi's outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held by Mr. Simmons or other persons or related companies to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of such companies.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refers to Kronos International, Inc. and its subsidiaries, taken as a whole.

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

Principles of consolidation.  Our consolidated financial statements include our accounts and those of our wholly owned and majority-owned subsidiaries.  We have eliminated all material intercompany accounts and balances.

Translation of foreign currencies.  We translate the assets and liabilities of our subsidiaries whose functional currency is other than the U.S. dollar at year-end rates of exchange, while we translate our revenues and expenses at average exchange rates prevailing during the year.  We accumulate the resulting translation adjustments in stockholder’s equity as part of accumulated other comprehensive income (loss), net of related deferred income taxes.  We recognize currency transaction gains and losses in income currently.

Derivatives and hedging activities.  We recognize derivatives as either assets or liabilities measured at fair value in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted.  We recognize the effect of changes in the fair value of derivatives either in net income (loss) or other comprehensive income (loss), depending on the intended use of the derivative.

Cash and cash equivalents.  We classify bank time deposits and U.S. Treasury securities purchased under short-term agreements to resell with original maturities of three months or less as cash equivalents.

Restricted marketable debt securities.  We classify marketable debt securities that have been segregated or otherwise limited in use as restricted.  Restricted marketable debt securities are primarily invested in corporate debt securities and include amounts restricted in accordance with applicable Norwegian law regarding certain requirements of our Norwegian defined benefit pension plans ($3.2 million and $3.5 million at December 31, 2007 and 2008, respectively). The restricted marketable debt securities are generally classified as either a current or noncurrent asset depending upon the maturity date of each such debt security and are carried at market which approximates cost.  The fair value of these securities is generally determined using Level 1 inputs as defined in SFAS No. 157 because these securities are actively traded and the year end valuation is based on the last trade of the respective year.  See Fair Value of Financial instruments below.

Fair value of financial instruments. We adopted SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value on January 1, 2008.  The statement requires fair value measurements to be classified and disclosed in one of the following three categories:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•	Level 2 – Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the assets or liability; and
•	Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

See Notes 13 and 14.

Accounts receivable.  We provide an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

Property and equipment and depreciation.  We state property and equipment at cost including capitalized interest on borrowings during the actual construction period of major capital projects.  Capitalized interest costs were nil in 2006, $.7 million in 2007, and $2.1 million in 2008.  We compute depreciation of property and equipment for financial reporting purposes (including mining properties) principally by the straight-line method over the estimated useful lives of ten to 40 years for buildings and three to 20 years for equipment.  We use accelerated depreciation methods for income tax purposes, as permitted.  Upon the sale or retirement of an asset, we remove the related cost and accumulated depreciation from the accounts and recognize any gain or loss in income currently.

We expense costs incurred for maintenance, repairs and minor renewals (including planned major maintenance) while we capitalize expenditures for major improvements.

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

Income taxes.  We, Kronos and Valhi are members of Contran’s consolidated U.S. federal income tax group (the "Contran Tax Group") and we also file consolidated income tax returns with Contran in various U.S. state jurisdictions.  As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group.  See Note 7.  As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran.  Pursuant to the tax sharing agreement, we make payments to or receive payments from Kronos using the tax elections made by Contran, in amounts we would have paid to or received from the U.S. Internal Revenue Service had we not been a member of the Contran Tax Group.  We made no payments to Kronos for income taxes during 2006, 2007 or 2008.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of foreign subsidiaries which are not deemed to be permanently reinvested.  The earnings of foreign subsidiaries subject to permanent reinvestment plans aggregated $714 million at December 31, 2007 and $700 million at December 31, 2008.  It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to such earnings due to the complexities associated with the U.S. taxation on earnings of foreign subsidiaries repatriated to the U.S.  We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets that we believe does not meet the more-likely-than-not recognition criteria.

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

Inventories and cost of sales.  We state inventories at the lower of cost (principally average cost) or market, net of allowance for slow-moving inventories.  Unallocated overhead costs resulting from periods with abnormally low production levels are charged to expense in the period incurred.   We remove amounts from inventories at average cost.  Cost of sales includes costs for materials, packing and finishing, utilities, salary and benefits, maintenance and depreciation.

Selling, general and administrative expense; shipping and handling costs.  Selling, general and administrative expense includes costs related to marketing, sales, distribution, shipping and handling, research and development, legal and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.  We include shipping and handling costs in selling, general and administrative expense and these costs were $55 million in 2006 and $57 million in 2007 and $67 million in 2008.  We expense advertising costs as incurred and these costs were approximately $1 million in each of 2006, 2007 and 2008.  We expense research, development and certain sales technical support costs as incurred and these costs approximated $11 million in 2006 and $12 million in 2007 and 2008.

Note 2 -                      Geographic information:

Our operations are associated with the production and sale of titanium dioxide (“TiO2”).  TiO2 pigments are used to impart whiteness, brightness and opacity to a wide variety of products, including paints, plastics, paper, fibers and ceramics.  All of our net assets are located in Europe.

For geographic information, we attribute net sales to the place of manufacture (point of origin) and to the location of the customer (point of destination); we attribute property and equipment to their physical location.

	Years ended December 31,
	2006	2007	2008
	(In millions)
Geographic areas
Net sales – point of origin:
Germany	$672.0	$700.6	$694.8
Belgium	192.8	209.8	207.7
Norway	173.5	184.3	194.3
Eliminations	(124.1)	(148.6)	(143.9)

Total	$914.2	$946.1	$952.9

	Years ended December 31,
	2006	2007	2008
	(In millions)
Net sales – point of destination:

Europe	$728.6	$807.4	$809.8
North America	54.4	20.9	15.5
Other	131.2	117.8	127.6

Total	$914.2	$946.1	$952.9

	December 31,
	2007	2008
	(In millions)

Identifiable assets - net property and equipment:

Germany	$291.0	$273.5
Belgium	70.5	64.5
Norway	89.0	83.5
Other	.8	2.9

Total	$451.3	$424.4

Note 3 -                           Accounts and other receivables:

	December 31,
	2007	2008
	(In millions)

Trade receivables	$144.0	$113.5
Recoverable VAT and other receivables	23.5	18.5
Refundable income taxes	2.4	.7
Allowance for doubtful accounts	(1.7)	(1.8)

Total	$168.2	$130.9

Note 4 -                           Inventories

	December 31,
	2007	2008
	(In millions)

Raw materials	$51.4	$58.7
Work in process	16.2	16.1
Finished products	116.3	183.2
Supplies	45.0	45.9

Total	$228.9	$303.9

Note 5 -                           Accounts payable and accrued liabilities:

	December 31,
	2007	2008
	(In millions)

Accounts payable	$77.8	$81.8
Employee benefits	17.3	16.0
Accrued sales discounts and rebates	12.6	11.6
Accrued interest	8.1	7.7
Other	22.4	17.4

Total	$138.2	$134.5

Note 6 -                      Long-term debt:

	December 31,
	2007	2008
	(In millions)

Long-term debt:
6.5% Senior Secured Notes	$585.5	$560.0
Revolving credit facility	-	42.2
Other	5.3	3.4

Total debt	590.8	605.6
Less current maturities	.8	.8

Total long-term debt	$590.0	$604.8

Senior Secured Notes. On April 11, 2006, we issued an aggregate of euro 400 million principal amount of new 6.5% Senior Secured Notes due April 2013, at 99.306% of their principal amount ($498.5 million when issued) to yield an effective interest rate of 7.1%.  These Senior Secured Notes are collateralized by a pledge of 65% of the common stock or other ownership interests of certain of our first-tier operating subsidiaries.  Such operating subsidiaries are Kronos Titan GmbH, Kronos Denmark ApS, Kronos Limited and Societe Industrielle Du Titane, S.A.  We issued the 6.5% Notes pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts our ability and that of our subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of the assets of these subsidiaries to another entity.  At our option, we may redeem the 6.5% Notes on or after October 15, 2009 at redemption prices ranging from 103.25% of the principal amount, declining to 100% on or after October 15, 2012.  In addition, on or before April 15, 2009, we may redeem up to 35% of the 6.5% Notes with the net proceeds of a qualified public equity offering at 106.5% of the principal amount.  In the event of a change of control, as defined, we would be required to make an offer to purchase the 6.5% Notes at 101% of the principal amount.  We would also be required to make an offer to purchase a specified portion of the 6.5% Notes at par value in the event we generate a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period.  The indenture also contains certain cross-default provisions, as discussed below.  At December 31, 2008, the carrying amount of the Notes includes euro 1.7 million ($2.4 million) of unamortized original issue discount (2007 – euro 2.1 million, or $3.1 million).

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

Revolving Credit Facility. Our operating subsidiaries in Germany, Belgium, Norway and Denmark have a euro 80 million secured revolving bank credit facility that matures in May 2011.  We may denominate borrowings in euro, Norwegian kroner or U.S. dollars.   Outstanding borrowings bear interest at the applicable interbank market rate plus 1.75% (4.49% at December 31, 2008).  We may also issue up to euro 5 million of letters of credit under the facility.  The credit facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower.  The credit facility contains certain restrictive covenants which, among other things, restricts the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to another entity.  In addition, the credit facility contains customary cross-default provisions with respect to other debt and obligations of the borrowers, us and our other subsidiaries.  At December 31, 2008, we had borrowed a net euro 30.0 million under the credit facility and the equivalent of $70.3 million was available for additional borrowing by the subsidiaries, subject to being in compliance with financial covenants or obtaining a waiver or amendment to the credit facility, as more fully described in Restrictions and Other.

Under the cross-default provisions of the 6.5% Notes, the 6.5% Notes may be accelerated prior to their stated maturity if we or any of our subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness).  Under the cross-default provisions of the credit facility, any outstanding borrowings under the credit facility may be accelerated prior to its stated maturity if the we or the borrowers default under any other indebtedness in excess of euro 5 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness).  The credit facility contains provisions that allow the lender to accelerate the maturity of the applicable facility in the event of a change of control, as defined, of the applicable borrower.  In the event the cross-default provisions or change of control provisions of either the 6.5% Notes or the credit facility become applicable, and such indebtedness is accelerated, we would be required to repay such indebtedness prior to their stated maturity.

Aggregate maturities of long-term debt at December 31, 2008 are shown in the table below.

Years ending December 31,	Amount
(In millions)

2009	$.8
2010	.8
2011	43.1
2012	.9
2013	560.0

Total	$605.6

Restrictions and other.  Certain of the credit facilities described above require the respective borrower to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type.  While we were in compliance with all of our debt covenants at December 31, 2008, we currently believe it is probable that one of our required financial ratios associated with our European credit facility (the ratio of net secured debt to earnings before income taxes, interest and depreciation, as defined) will not be maintained at some point during 2009, most likely commencing at March 31, 2009.  In 2009, we have begun to reduce our production levels in response to the current economic environment, which we anticipate will favorably impact our liquidity and cash flows by reducing our inventory levels.  However, the reduced capacity utilization levels will negatively impact our 2009 results of operations due to the resulting unabsorbed fixed production costs that will be charged to expense as incurred.  As a result, we may not be able to maintain the required financial ratio throughout 2009.

We have begun discussions with the lenders to amend the terms of the existing European credit facility to eliminate the requirement to maintain this financial ratio until at least March 31, 2010.  While we believe it is possible we can obtain such an amendment to eliminate this financial ratio through at least March 31, 2010, there is no assurance that such amendment will be obtained, or if obtained that the requirement to maintain the financial ratio will be eliminated (or waived, in the event the lenders would only agree to a waiver and not an amendment to eliminate the covenant itself) through at least March 31, 2010.   Any such amendment or waiver which we might obtain could increase our future borrowing costs, either from a requirement that we pay a higher rate of interest on outstanding borrowings or pay a fee to the lenders as part of agreeing to such amendment or waiver.

In the event we would not be successful in obtaining the amendment or waiver of the existing European credit facility to eliminate the requirement to maintain the financial ratio, we would seek to refinance such facility with a new group of lenders with terms that did not include such financial covenant or, if required, we will use our existing liquidity resources (which could include funds provided by our affiliates).   While there is no assurance that we would be able to refinance the existing European credit facility with a new group of lenders, we believe these other sources of liquidity available to us would allow us to refinance the existing European credit facility.  If required, we believe by undertaking one or more of these steps we will be successful in maintaining sufficient liquidity to meet our future obligations including operations, capital expenditures and debt service for the next 12 months.

At December 31, 2008, our restricted net assets approximated $90 million.  The terms of the indenture governing the Senior Secured Notes limits our ability to pay dividends and make other restricted payments.  At December 31, 2008, the maximum amount of dividends and other restricted payments that we could make (the “Restricted Payment Basket”) was approximately $52 million.  However, the indenture currently prohibits us from utilizing such Restricted Payment Basket because we have not met a specified financial ratio; such prohibition will continue until such time as we meet the specified financial ratio.

Note 7 - Income taxes:

	Years ended December 31,
	2006	2007	2008
	(In millions)
Pre-tax income:
Germany	$18.5	$31.7	$(5.5)
Other non-U.S.	47.5	31.9	28.2

Total	$66.0	$63.6	$22.7

Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$23.1	$22.2	$7.9
Non-U.S. tax rates	(1.5)	(.4)	(1.0)
Incremental tax and rate differences on equity in earnings of non-tax group companies	.5	.5	.3
Adjustment of German tax attribute	(21.7)	8.7	(7.2)
Nondeductible expenses	4.2	2.8	2.2
Tax contingency reserve adjustment, net	(10.7)	(.7)	-
Assessment (refund) of prior year income taxes	(1.4)	(.9)	.3
Nontaxable income	(.5)	(.5)	(.9)
German tax rate change	-	90.8	-
Other, net	.3	(.1)	(.2)

Provision (benefit) for income taxes	$(7.7)	$122.4	$1.4

Components of income tax expense (benefit):
Currently payable:
Germany	$5.0	$1.4	$.8
Other non – U.S.	15.2	12.8	7.3

	20.2	14.2	8.1
Deferred income taxes (benefit):
Germany	(23.5)	111.6	(7.7)
Other non - U.S.	(4.4)	(3.4)	1.0

	(27.9)	108.2	(6.7)

Provision (benefit) for income taxes	$(7.7)	$122.4	$1.4

	Years ended December 31,
	2006	2007	2008
	(In millions)
Comprehensive provision for income taxes allocable to (benefit):
Net income	$(7.7)	$122.4	$1.4
Other comprehensive income – Pension plans	6.7	28.0	(.4)

Adoption of SFAS No. 158 – Pension plans	(18.6)	(1.2)	-

Total	$(19.6)	$149.2	$1.0

The components of our net deferred income taxes at December 31, 2007 and 2008, are summarized in the following table.

	December 31,
	2007		2008
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Tax effect of temporary differences related to:
Inventories	$1.5	$(4.5)	$-	$(4.2)
Property and equipment	-	(26.0)	-	(27.9)
Accrued pension cost	5.3	-	2.2	-
Other accrued liabilities and deductible differences	21.8	-	19.9	-
Other taxable differences	-	(4.5)	-	(4.5)
Tax loss and tax credit carryforwards	155.4	-	163.3	-
Adjusted gross deferred tax assets (liabilities)	184.0	(35.0)	185.4	(36.6)
Netting of items by tax jurisdiction	(15.3)	15.3	(19.0)	19.0

	168.7	(19.7)	166.4	(17.6)
Less net current deferred tax asset (liability)	-	(3.3)	-	(4.6)

Net noncurrent deferred tax asset (liability)	$168.7	$(16.4)	$166.4	$(13.0)

      Tax authorities are examining certain of our tax returns and have or may propose tax deficiencies, including penalties and interest.  Because of the inherent uncertainties involved in the settlement of the potential exposure, if any, the final outcome is also uncertain.  We believe that we have provided adequate reserves.

      During the second quarter of 2008, we recognized a $7.2 million non-cash deferred income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards.

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

Principally as a result of the withdrawal of certain Belgian and Norwegian assessments and the resolution of our ongoing income tax audits in Germany, we recognized a $10.7 million income tax benefit in 2006 related to the total reduction in our income tax contingency reserve.

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

At December 31, 2008, we had the equivalent of $817 million and $229 million of net operating loss carryforwards for German corporate and trade tax purposes, respectively, all of which have no expiration date.

Note 8 - Employee benefit plans:

Defined contribution plans.  We maintain various defined contribution pension plans with our contributions based on matching or other formulas.  Defined contribution plan expense was not material in 2006, 2007 or 2008.

Changes in Accounting - defined benefit plans.  In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  SFAS No. 158 requires us to recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension and postretirement benefit plans on our Consolidated Balance Sheets.  This standard does not change the existing recognition and measurement requirements that determine the amount of periodic benefit cost we recognize in net income.

We adopted the asset and liability recognition and disclosure requirements of SFAS No. 158 effective December 31, 2006 on a prospective basis, in which we recognized through other comprehensive income all of our prior unrecognized gains and losses and prior service costs or credits, net of tax, as of December 31, 2006.  The effect of adopting the asset and liability recognition requirements of this standard resulted in a $34.1 million net decrease in our accumulated other comprehensive income (loss), consisting of our loss related to our defined benefit pension plans.  Starting January 1, 2007, we recognize all changes in the funded status of these plans through comprehensive income (loss), net of tax.  Any future changes will be recognized either in net income (loss), to the extent they are reflected in periodic benefit cost, or through other comprehensive income (loss).

Prior to December 31, 2007 we used September 30 as a measurement date for our defined benefit pension plans. In accordance with the measurement date requirements of SFAS No. 158, effective December 31, 2007 we commenced to use a December 31 measurement date for all of our defined benefit pension plans using a 15 month net periodic benefit cost based on the September 30, 2006 actuarial valuations.  Accordingly, four-fifths of the net periodic benefit cost for such 15-month period has been included in the determination of our net income for 2007, and one-fifth of the net periodic benefit cost for such 15-month period, net of income taxes, has been allocated as a direct adjustment to our retained deficit in accordance with the transition provisions of the standard to reflect the change in measurement dates.  To the extent the net periodic benefit cost included amortization of unrecognized actuarial losses, prior service cost and net transition obligations, which were previously recognized as a component of accumulated other comprehensive income at December 31, 2006, the effect on retained earnings, net of income taxes, was offset by a change in our accumulated other comprehensive income.

Defined benefit plans.  We maintain various defined benefit pension plans.  Employees are covered by plans in their respective countries.

We expect to contribute the equivalent of approximately $14 million to all of our defined benefit pension plans during 2009.  Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In millions)

2009	$17.5
2010	17.4
2011	17.4
2012	19.1
2013	17.0
Next 5 years	89.7

The funded status of our defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2007	2008
	(In millions)
Change in projected benefit obligations (“PBO”):
Benefit obligations at beginning of the year	$380.9	$358.3
Change in measurement date, net	5.6	-
Service cost	5.6	7.0
Interest cost	17.7	13.9
Participant contributions	2.0	1.8
Actuarial gains	(67.5)	(12.5)
Change in foreign currency exchange rates	40.2	(30.0)
Benefits paid	(26.2)	(21.4)

Benefit obligations at end of the year	358.3	317.1

Change in plan assets:
Fair value of plan assets at beginning of the year	208.1	230.3
Change in measurement date, net	(1.0)	-
Actual return on plan assets	5.3	(1.8)
Employer contributions	17.4	15.4
Participant contributions	2.0	1.8
Change in foreign currency exchange rates	24.7	(21.2)
Benefits paid	(26.2)	(21.4)

Fair value of plan assets at end of year	230.3	203.1

Funded status	$(128.0)	$(114.0)

Amounts recognized in the balance sheet:
Accrued pension costs:
Current	$-	$-
Noncurrent	(128.0)	(114.0)

Total	$(128.0)	$(114.0)

Accumulated other comprehensive loss:
Actuarial losses	$94.6	$96.8
Prior service cost	5.0	4.4
Net transition obligations	.5	.4

Total	$100.1	$101.6

Accumulated benefit obligations (“ABO”)	$296.8	$285.8

The amounts shown in the table above for actuarial losses, prior service cost and net transition obligations at December 31, 2007 and 2008 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years.  In accordance with SFAS No. 158, these amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 2007 and 2008.  We expect approximately $4.2 million, $.5 million and $.1 million of the unrecognized actuarial losses, prior service costs and net transition obligations, respectively, as of December 31, 2008 will be recognized as components of our net periodic defined benefit pension cost in 2009.

The table below details the changes in plan assets and benefit obligations recognized in accumulated other comprehensive income (loss) during 2007 and 2008.

	Years Ended December 31,
	2007	2008
	(In millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Current year:
Net actuarial gain (loss)	$66.4	$(.9)
Amortization of unrecognized:
Prior service cost	.5	.6
Net transition obligations	.2	.2
Net actuarial losses (gain)	7.5	(1.4)
Change in measurement date:
Prior service costs	.1	-
Net actuarial loss	2.0	-

Total	$76.7	$(1.5)

The components of our net periodic defined benefit pension cost are presented in the table below.  In the fourth quarter of 2008 we recognized a $6.9 million adjustment in connection with the correction of our pension expense previously recognized for 2006 and 2007.  The $6.9 million adjustment consisted of $2.0 million of service cost, $4.1 million of interest cost credit and $4.8 million of recognized actuarial gains.  The amounts shown below for the amortization of prior service cost, net transition obligations and recognized actuarial losses for 2007 and 2008 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2006 and 2007, respectively, net of deferred income taxes.

	Years ended December 31,
	2006	2007	2008
	(In millions)
Net periodic pension cost:
Service cost benefits	$5.5	$5.6	$7.0
Interest cost on PBO	15.0	17.7	13.9
Expected return on plan assets	(11.2)	(11.5)	(13.4)
Amortization of prior service cost	.5	.5	.6
Amortization of net transition obligations	.1	.2	.2
Recognized actuarial losses (gain)	7.8	7.5	(1.4)

Total	$17.7	$20.0	$6.9

The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2007 and 2008 are presented in the table below.  Such weighted-average rates were determined using the projected benefit obligations at each date.

	December 31,
Rate	2007	2008

Discount rate	5.5%	5.8%
Increase in future compensation levels	3.0%	3.2%

The weighted-average rate assumptions used in determining the net periodic pension cost for 2006, 2007 and 2008 are presented in the table below.  The weighted-average discount rate and the weighted-average increase in future compensation levels were determined using the projected benefit obligations as of the beginning of each year, and the weighted-average long-term return on plan assets was determined using the fair value of plan assets as of the beginning of each year.

	Years ended December 31,
Rate	2006	2007	2008

Discount rate	4.1%	4.6%	5.5%
Increase in future compensation levels	2.8%	3.0%	3.0%
Long-term return on plan assets	5.5%	5.7%	5.7%

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
•
In Norway, we currently have a plan asset target allocation of 14% to equity securities, 64% to fixed income securities and the remainder primarily to liquid investments such as money markets.  The expected long-term rate of return for such investments is approximately 9.0%, 5.0% and 4.0%, respectively.

Our pension plan weighted average asset allocations by asset category were as follows:

	December 31, 2007		December 31, 2008
	Germany	Norway	Germany	Norway

Equity securities and limited partnerships	28%	18%	24%	14%
Fixed income securities	49	68	52	83
Real estate	12	-	12	-
Cash, cash equivalents and other	11	14	12	3

Total	100%	100%	100%	100%

We regularly review our actual asset allocation for each of our plans, and periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when we consider it appropriate.

Note 9 – Other noncurrent liabilities:

	December 31,
	2007	2008
	(In millions)

Reserve for uncertain tax positions	$14.9	$13.1
Employee benefits	8.2	8.8
Insurance claims and expenses	1.9	1.5
Other	5.1	4.2

Total	$30.1	$27.6

Note 10 – Common stock and notes receivable from affiliates:

NL common stock options held by employees of the Company.  At December 31, 2008, our employees held options to purchase approximately 45,000 shares of NL common stock.  These options are exercisable at various dates through 2011 and 13,000 have exercise prices ranging from $2.66 to $5.63 per share and 32,000 have an exercise price of $11.49 per share.  Such options generally vest over five years, and vesting ceases at the date the employee separates from service with us (including retirement).  No options were granted in 2006, 2007 or 2008.

Common stock dividends.  We paid cash dividends to Kronos of $50.2 million in 2006, and $34.2 million in 2007 and $34.9 million in 2008.

Notes receivable from affiliates – contra equity.  Prior to 2005, we loaned an aggregate euro 163.1 million ($209.5 million) to Kronos in return for two promissory notes instead of making a cash dividend distribution.  The notes bear interest at a rate of 9.25%. The original notes provided for a December 31, 2010 maturity date and required interest to be paid quarterly.  Effective October 1, 2008, the terms of these notes were modified to extend the maturity date to December 31, 2013 and to provide that all interest accrued on or after October 1, 2008 is also not due until the December 31, 2013 maturity date.  Interest on these notes was paid quarterly through September 30, 2008.  The notes are unsecured, contain no financial covenants and provide for default only upon Kronos’ failure to pay any amount when due (subject to a short grace period).    Due to the long-term investment nature of these notes, settlement of the principal balance and accrued but unpaid interest of the notes is not contemplated within the foreseeable future.  We currently expect that settlement of the principal and accrued interest will occur through a capital transaction (i.e. a non-cash dividend to Kronos in the form of distributing such notes receivable and interest to Kronos).  Accordingly, we have classified these notes and the related accrued interest receivable as a separate component of stockholder’s equity in accordance with GAAP.  Through September 30, 2008, we recognized interest income on the notes since it was expected to, and was, paid quarterly.

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

Current receivables from and payables to affiliates are summarized in the table below.

	December 31,
	2007	2008
	(In millions)
Current receivables from affiliates:
Kronos Canada Inc. (“KC”)	$1.4	$1.2
Other	.1	-

Total	$1.5	$1.2

Current payables to affiliate:
Kronos (US), Inc. (“KUS”)	$5.6	$13.3

Interest income on all loans to related parties, consisting of the interest income earned on our notes receivable from Kronos discussed in Note 10, was $18.8 million in 2006 and $20.6 million in 2007 and $17.3 million in 2008.

Net amounts between us and KUS were generally related to product sales and purchases and raw material purchases.  Net amounts between us and KC were generally related to product sales and purchases and royalties.  KUS and KC are both subsidiaries of Kronos.

Sales of TiO2 to KUS and KC aggregated $65.9 million in 2006 and $21.9 million in 2007 and $15.3 million in 2008.

KUS purchases the rutile and slag feedstock used as a raw material in all of our chloride process TiO2 facilities.  We purchase such feedstock from KUS for use in our facilities for an amount equal to the amount paid by KUS to the third-party supplier plus a 2.5% administrative fee.  Such feedstock purchases were $119.1 million in 2006 and $143.5 million in 2007 and $150.5 million in 2008.

Purchases of TiO2 from KUS were $.2 million in 2006, $1.7 million in 2007 and $.1 million in 2008.  Purchases of TiO2 from KC were $1.1 million in 2006, $1.2 million in 2007 and $1.4 million in 2008.

Royalty income received from KC for use of certain of our intellectual property was $7.2 million in 2006 and in 2007 and $6.5 million in 2008.

Under the terms of various intercorporate services agreements ("ISAs") entered into between us and various related parties, including Contran, employees of one company will provide certain management, tax planning, financial and administrative services to the other company on a fee basis.  Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient, and the compensation and associated expenses of such persons.  Because of the large number of companies affiliated with Contran, Kronos Worldwide and NL, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity.  These ISA agreements are reviewed and approved by the applicable independent directors of the companies that are parties to the agreements.  The net ISA fee charged to us included in selling, general and administrative expense was $3.5 million in 2006, $3.8 million in 2007 and $3.5 million in 2008.

Tall Pines Insurance Company, and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including ourselves.  Tall Pines and EWI are subsidiaries of Valhi.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker.  The aggregate premiums paid to Tall Pines and EWI by us were $6.7 million in 2006, $5.3 million in 2007, and $5.0 million in 2008.  These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines and EWI.  Tall Pines purchases reinsurance for substantially all of the risks it underwrites.  We expect that these relationships with Tall Pines and EWI will continue in 2009.

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

Concentrations of credit risk.  Sales of TiO2 accounted for about 84% of our sales during each of the past three years.  The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals and certain titanium chemical products (derived from co-products of the TiO2 production processes).  TiO2 is generally sold to the paint, plastics and paper industries.  Such markets are generally considered “quality-of-life” markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions.  We sell TiO2 to over 3,000 customers, with the top ten customers (excluding sales to KC and KUS) approximating 20%, 19%, and 20% of net sales in 2006, 2007 and 2008, respectively.  We did not have sales to a single customer of over 10% in any of the previous three years.  Approximately 77% of our TiO2 sales by volume were to Europe in 2006 and approximately 80% were to Europe in each of 2007 and 2008.  Approximately 9% of sales by volume were attributable to North America in 2006, 3% attributable to North America in 2007 and 2% attributable to North America in 2008.

Long-term contracts.  KUS has long-term supply contracts that provide for certain of its affiliates’ TiO2 feedstock requirements through 2011 including ours.  The agreements require KUS to purchase certain minimum quantities of feedstock with minimum annual purchase commitments aggregating approximately $505 million at December 31, 2008.  The agreements require that we and certain of our affiliates purchase chloride process feedstock underlying these long-term supply contracts from KUS.  In addition, we have other long-term supply and service contracts that provide for various raw materials and services through 2014.  These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $105 million at December 31, 2008.

Operating leases.  Our principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease with Bayer AG that expires in 2050.  The Leverkusen facility itself, which we own and which represents approximately one-half of our current TiO2 production capacity, is located within Bayer’s extensive manufacturing complex.  We periodically establish the amount of rent for the land lease associated with the Leverkusen facility by agreement with Bayer for periods of at least two years at a time.  The lease agreement provides for no formula, index or other mechanism to determine changes in the rent for such land lease; rather, any change in the rent is subject solely to periodic negotiation between Bayer and ourselves.  We recognize any change in the rent based on such negotiations as part of lease expense starting from the time such change is agreed upon by both parties, as any such change in the rent is deemed “contingent rentals” under GAAP.  Under a separate supplies and services agreement expiring in 2011, the lessor provides some raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility.

We also lease various other manufacturing facilities and equipment.  Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively.  In most cases we expect that, in the normal course of business, such leases will be renewed or replaced by other leases.  Net rent expense approximated $9 million in each of 2006 and 2007 and $10 million in 2008.  At December 31, 2008, future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year were as follows:

Years ending December 31,	Amount
(In millions)

2009	$3.9
2010	2.9
2011	2.1
2012	1.7
2013	1.5
2014 and thereafter	18.9

Total	$31.0

Approximately $22 million of the $31 million aggregate future minimum rental commitments at December 31, 2008 relates to our Leverkusen facility lease discussed above.  The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2008.  As discussed above, any change in the rent is based solely on negotiations between Bayer and ourselves, and any such change in the rent is deemed “contingent rentals” under GAAP which is excluded from the future minimum lease payments disclosed above.

Income taxes.  We and Kronos have agreed to a policy providing for the allocation of tax liabilities and tax payments as described in Note 1.  Under applicable law, we, along with every other member of the Contran Tax Group, are each jointly and severally liable for the aggregate federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group.  Kronos has agreed, however, to indemnify us for any liability for income taxes of the Contran Tax Group in excess of our tax liability previously computed and paid by us in accordance with the tax allocation policy.

Note 13 - Financial instruments:

We adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis.  SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements.  The statement requires fair value measurements to be classified and disclosed in one of three categories, see Note 1.

There was no impact for the adoption of SFAS No. 157 to the Consolidated Financial Statements. The following table summarizes the valuation our short-term investments and financial instruments by the above SFAS No. 157 categories as of December 31, 2008:

	Fair Value Measurements at December 31, 2008
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Marketable securities	$3.5	$3.5	$-	$-

Currency forward contracts	(2.6)	(2.6)	-	-

Certain of our sales generated by our operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges.  Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings.  Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions.  During 2007 and 2008, we have not used hedge accounting for any of our contracts.  We held no such currency forward contracts at December 31, 2007 and held no other significant derivative contracts at December 31, 2007 or 2008.  In the fourth quarter of 2008 we entered into a series of currency forward contracts.  The fair value of the currency forward contracts is determined using Level 1 inputs as defined in SFAS No. 157 based on the foreign currency spot forward rates quoted by banks.  At December 31, 2008 we had currency forward contracts to exchange:

•
an aggregate $57 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 6.91 to kroner 7.18.  These contracts with DnB Nor Bank ASA mature from January 2009 through December 2009 at a rate of $.5 million to $2.5 million per month.  At December 31, 2008, the actual exchange rate was kroner 7.0 per U.S. dollar.

•
an aggregate euro 16.4 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.64 to kroner 9.23.  These contracts with DnB Nor Bank ASA mature from January 2009 through December 2009 at a rate of euro .5 million to euro .7 million per month.  At December 31, 2008, the actual exchange rate was kroner 9.7 per euro.

The estimated fair value of such foreign currency forward contracts at December 31, 2008 was a $2.6 million net liability, of which $.3 million is recognized as part of Prepaid Expenses and $2.9 million is recognized as part of Accounts Payable and Accrued Liabilities in our Consolidated Balance Sheet and a corresponding $2.6 million foreign currency transaction loss in our Consolidated Statement of Operations.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2007 and 2008.
	December 31,		December 31,
	2007		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)

Cash, cash equivalents, restricted cash	$68.8	$68.8	$12.3	$12.3

Notes payable and long-term debt:
Fixed rate with market quotes -
6.5% Senior Secured Notes	$585.5	$507.7	$560.0	$129.4
European credit facility	-	-	42.2	42.2

At December 31, 2007 and 2008, the estimated market price of the 6.5% Notes was approximately euro 860 and euro 230 per euro 1,000 principal amount, respectively.

Fair value of our 6.5% Notes is based upon quoted market prices at each balance sheet date; these quoted market prices represent Level 2 inputs as defined by SFAS No. 157, because the markets in which the Notes trade are not active.  See Notes 1 and 14.

Note 14 – Recent accounting pronouncements:

Fair Value Measurements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which became effective for us on January 1, 2008.  SFAS No. 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements.  SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods.  In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 which delays the provisions of SFAS No. 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Beginning with our first quarter 2008 filing, all of our fair value measurements are in compliance with SFAS No. 157, except for such nonfinancial assets and liabilities for which we will be required to be in compliance with SFAS No. 157 prospectively beginning in the first quarter of 2009.  The adoption of this standard did not have a material effect on our Consolidated Financial Statements.

Fair Value Option. In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not only to specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for us.  SFAS No. 159 became effective for us on January 1, 2008.  We did not elect to measure any eligible items at fair value in accordance with this new standard either, at the date we adopted the new standard or subsequently during 2008; therefore the adoption of this standard will not have a material effect on our Consolidated Financial Statements.

Derivative Disclosures. In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position and performance and cash flows.  This statement will become effective for us in the first quarter of 2009.  We periodically use currency forward contracts to manage a portion of our currency exchange rate market risk associated with trade receivables or future sales.  Because our prior disclosures regarding these forward contracts have substantially met all of the applicable disclosure requirements of the new standard, we do not believe the enhanced disclosure requirements of this new standard will have a significant effect on our Consolidated Financial Statements.  See Note 13.

Uncertain Tax Positions. On January 1, 2007, we adopted FIN 48, Accounting for Uncertain Tax Positions.  FIN 48 clarifies when and how much of a benefit we can recognize in our consolidated financial statements for certain positions taken in our income tax returns under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves.  Among other things, FIN 48 prohibits us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.  FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard.  We are required to classify any future reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position.

Upon adoption of FIN 48 on January 1, 2007, we increased our existing reserve for uncertain tax positions, which we previously classified as part of our deferred income taxes, from $14.1 million to $14.6 million and accounted for such $.5 million increase as a reduction of retained earnings in accordance with the transition provisions of the new standard.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued during 2007 and 2008 was not material, and at December 31, 2007 and 2008 we had $3.0 million and $2.7 million, respectively, accrued for interest and penalties for our uncertain tax positions.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2007 and 2008:

	Year Ended December 31,
	2007	2008
	(In millions)
Changes in unrecognized tax benefits:
Unrecognized tax benefits at beginning ofyear	$10.9	$11.9
Net increase (decrease):
Tax positions taken in prior periods	(1.9)	(1.1)
Tax positions taken in current period	1.9	1.8
Settlements with taxing authorities – cash paid	-	(.1)
Lapse of applicable statute of limitations	-	(.7)
Change in foreign currency exchange rates	1.0	(1.4)
Unrecognized tax benefits at end of year	$11.9	$10.4

If our uncertain tax positions were recognized, a benefit of $14.9   million and $13.1 million would affect our effective income tax rates from continuing operations for 2007 and 2008, respectively.  We currently estimate that our unrecognized tax benefits will not change materially during the next twelve months.

We file income tax returns in various U.S. federal, state and local jurisdictions.  We also file income tax returns in various foreign jurisdictions, principally in Germany, Belgium and Norway.  Our non U.S. income tax returns are generally considered closed to examination for years prior to 2004 for Germany; 2003 for Belgium and 1999 for Norway.

Benefit Plan Asset Disclosures. During the fourth quarter of 2008, the FASB issued FSP SFAS 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends SFAS No. 87, 88 and 106 to require expanded disclosures about employers’ pension plan assets.  FSP 132 (R)-1 will be effective for us beginning with our 2009 annual report, and we will provide the expanded disclosures about our pension plan assets at that time.

Note 15 -                           Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions)

Year ended December 31, 2007
Net sales	$227.4	$241.8	$246.0	$230.9
Gross margin	54.6	49.8	52.2	39.8
Net income (loss)	13.5	1.7	(81.0)	7.0

Year ended December 31, 2008
Net sales	$239.6	$291.5	$249.7	$172.1
Gross margin	45.1	50.1	37.8	37.4
Net income	3.8	12.9	1.7	2.9

  In the third quarter of 2007, we recognized a $91.0 million tax charge for a change in the German tax rates, see Note 7.  In the fourth quarter of 2007 we determined that a liability established in 1992 was no longer necessary.  Therefore, net income for the fourth quarter of 2007 includes $.8 million ($.5 million net of income tax) related to the reversal of this non current liability).

In the second quarter of 2008, we recognized a $7.2 million income tax benefit related to a favorable resolution of certain income tax issues in Germany.  See Note 7.  In the fourth quarter of 2008, we recognized a $6.9 million adjustment ($4.8 million, net of income taxes) in connection with the correction of our pension expense previously recognized for 2006 and 2007.  See Note 8.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

(In millions)

	December 31,
	2007	2008

Current assets:
Cash and cash equivalents	$9.0	$4.9
Receivable from affiliates	58.7	49.4
Accounts and notes receivable	10.1	11.1
Other	.2	.3

Total current assets	78.0	65.7

Other assets:
Investment in subsidiaries	572.9	514.8
Deferred income taxes	164.9	171.6
Other	8.1	6.3
Property and equipment, net	7.7	7.2

Total other assets	753.6	699.9

Total assets	$831.6	$765.6

Current liabilities:
Accounts payable and accrued liabilities	$15.4	$14.5
Payable to affiliates	9.5	15.5
Income taxes	24.8	22.9
Deferred income taxes	-	.2

Total current liabilities	49.7	53.1

Noncurrent liabilities:
Long-term debt	585.5	560.0
Other	15.0	15.2

Total noncurrent liabilities	600.5	575.2

Stockholder’s equity	181.4	137.3

Total liabilities and stockholder’s equity	$831.6	$765.6

The accompanying Notes are an integral part of the Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Operations

(In millions)

	Years ended December 31,
	2006	2007	2008
Revenues and other income:
Net sales	$50.6	$56.4	$67.2
Equity in earnings of subsidiaries	55.0	33.3	27.7
Interest income from affiliates	19.6	20.6	19.1
Royalty income	20.1	20.7	19.9
Currency translation gains (losses), net	(.1)	.2	(.8)
Other income, net	.1	1.7	.1

	145.3	132.9	133.2

Costs and expenses:
Cost of sales	28.5	33.8	38.2
General and administrative	34.2	37.5	41.4
Loss on prepayment of debt	22.3	-	-
Interest expense	39.7	37.5	40.4
Interest expense to affiliates	3.9	1.2	1.5

	128.6	110.0	121.5

Income before income taxes	16.7	22.9	11.7

Provision (benefit) for income taxes	(57.0)	81.7	(9.6)

Net income (loss)	$73.7	$(58.8)	$21.3

The accompanying Notes are an integral part of the Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Cash Flows

(In millions)

	Years ended December 31,
	2006	2007	2008
Cash flows from operating activities:
Net income (loss)	$73.7	$(58.8)	$21.3
Cash distributions from subsidiaries	50.6	40.9	37.5
Loss on prepayment of debt	22.3	-	-
Call premium paid	(20.9)	-	-
Noncash interest expense	1.6	1.9	1.5
Deferred income taxes	(28.7)	84.2	(15.6)
Equity in earnings of subsidiaries	(55.0)	(33.3)	(27.7)
Other, net	3.3	6.1	2.2
Net change in assets and liabilities	(20.7)	.7	13.3

Net cash provided by operating activities	26.2	41.7	32.5

Cash flows used in investing activities -
capital expenditures	(1.9)	(1.8)	(1.8)

Cash flows from financing activities:
Indebtedness:
Borrowings	498.6	-	-
Principal payments	(470.5)	-	-
Loans to affiliates	(8.9)	-	-
Dividends paid	(50.2)	(34.2)	(34.9)

Net cash used in financing activities	(31.0)	(34.2)	(34.9)

Net change during the year from operating investing and financing activities	(6.7)	5.7	(4.2)
Currency translation	.4	-	.1
Balance at beginning of year	9.6	3.3	9.0

Balance at end of year	$3.3	$9.0	$4.9
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

Note 2 – Investment in and advances to subsidiaries:

	December 31,
	2007	2008
	(In millions)
Current:
Receivable from:
Kronos Titan GmbH (“TG”) – income taxes	$52.6	$45.0
Kronos Europe S.A./N.V	2.0	1.6
Kronos Canada	1.6	1.2
Kronos Titan A/S	1.9	1.1
Titania A/S	.6	.5

	$58.7	$49.4
Payable to:
TG	2.7	15.4
KCH	6.5	-
Societe Industrielle du Titane, S.A.	.3	.1

	$9.5	$15.5

	December 31,
	2007	2008
	(In millions)
Investment in:
TG	$328.5	$308.3
Kronos Denmark ApS (“KDK”)	208.1	177.2
Other	36.3	29.3

	$572.9	$514.8

	_Years ended December 31,_
	2006	2007	2008
	(In millions)

Equity in income from continuing operations of subsidiaries:
TG	$17.2	$7.6	$8.0
KDK	33.7	19.5	15.2
Other	4.1	6.2	4.5

	$55.0	$33.3	$27.7

Note 3 -                      Long-term debt:

	December 31,
	2007	2008
	(In millions)

6.5% Senior Secured Notes due 2013	$585.5	$560.0

Senior Secured Notes – On April 11, 2006, we issued an aggregate of euro 400 million principal amount of 6.5% Senior Secured Notes due April 2013, at 99.306% of their principal amount ($498.5 million when issued) to yield an effective rate of 7.1%.  These Senior Secured Notes are collateralized by a pledge of 65% of the common stock or other ownership interests of certain of our first-tier operating subsidiaries.  Such operating subsidiaries are Kronos Titan GmbH, Kronos Denmark ApS, Kronos Limited and Societe Industrielle Du Titane, S.A.  We issued the 6.5% Notes pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts our ability and that of our subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of the assets of these subsidiaries to another entity.  At our option, we may redeem the 6.5% notes on or after October 15, 2009 at redemption prices ranging from 103.25% of the principal amount, declining to 100% on or after October 15, 2012.  In addition, on or before April 15, 2009, we may redeem up to 35% of the 6.5% Notes with the net proceeds of a qualified public equity offering at 106.5% of the principal amount.  In the event of a change of control, as defined, we would be required to make an offer to purchase the 6.5% Notes at 101% of the principal amount.  We would also be required to make an offer to purchase a specified portion of the 6.5% Notes at par value in the event we generate a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period.  At December 31, 2007 and 2008, the estimated market price of the 6.5% Notes was approximately euro 860 and euro 230 per euro 1,000 principal amount, respectively.  At December 31, 2008, the carrying amount of the 6.5% Notes includes euro 1.7 million ($2.4 million) of unamortized original issue discount (2007 – euro 2.1 million, or $3.1 million).

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

KRONOS TITAN GMBH AND SUBSIDIARIES

Index of Consolidated Financial Statements

Financial Statements	Pages

Report of Independent Registered Public Accounting Firm	FA-2

Consolidated Balance Sheets –
December 31, 2007 and December 31, 2008	FA-3

Consolidated Statements of Income –
Year ended December 31, 2006, 2007 and 2008	FA-5

Consolidated Statements of Comprehensive Income (Loss) -
Year ended December 31, 2006, 2007 and 2008	FA-6

Consolidated Statements of Owner’s Equity –
Year ended December 31, 2006, 2007 and 2008	FA-7

Consolidated Statements of Cash Flows –
Year ended December 31, 2006, 2007 and 2008	FA-8

Notes to Consolidated Financial Statements	FA-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Owner of Kronos Titan GmbH:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income (loss), of changes in owner’s equity and of cash flows present fairly, in all material respects, the financial position of Kronos Titan GmbH and its subsidiaries at December 31, 2007 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 7 and 13 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for pension benefit obligations in 2006 and the manner in which it accounts for uncertain tax positions in 2007.

PricewaterhouseCoopers LLP

Dallas, Texas
March 11, 2009

KRONOS TITAN GMBH AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
ASSETS	2007	2008

Current assets:
Cash and cash equivalents	$50.6	$2.8
Accounts and notes receivable	114.5	86.1
Receivable from affiliates	10.1	23.0
Refundable income taxes	26.0	23.5
Inventories	136.7	199.4
Prepaid expenses	1.8	1.5

Total current assets	339.7	336.3

Other assets:
Deferred income taxes	4.1	-
Other	.5	1.1

Total other assets	4.6	1.1

Property and equipment:
Land	17.1	16.4
Buildings	129.0	129.5
Machinery and equipment	564.7	561.4
Construction in progress	19.1	4.8

	729.9	712.1

Less accumulated depreciation and amortization	450.0	447.4

Net property and equipment	279.9	264.7

Total assets	$624.2	$602.1

KRONOS TITAN GMBH AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31,
LIABILITIES AND OWNER’S EQUITY	2007	2008

Current liabilities:
Accounts payable and accrued liabilities	$64.9	$71.5
Payables to affiliates	94.7	84.4
Deferred income taxes	2.8	3.9

Total current liabilities	162.4	159.8

Noncurrent liabilities:
Accrued pension cost	121.7	103.6
Long-term debt	-	16.9
Deferred income taxes	-	4.4
Other	11.6	9.1

Total noncurrent liabilities	133.3	134.0

Owner’s equity:
Subscribed capital	12.5	12.5
Paid in capital	196.0	200.1
Retained earnings	25.2	13.3
Accumulated other comprehensive income (loss):
Currency translation	146.9	132.3
Defined benefit pension plans	(52.1)	(49.9)

Total owner’s equity	328.5	308.3

Total liabilities and owner’s equity	$624.2	$602.1

Commitments and contingencies (Notes 5, 6 and 11)

See accompanying Notes to Consolidated Financial Statements.

KRONOS TITAN GMBH AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions)

	Years ended December 31,
	2006	2007	2008

Net sales	$641.2	$668.8	$662.3
Cost of sales	535.4	573.6	596.5

Gross margin	105.8	95.2	65.8

Selling, general and administrative expense	52.7	54.1	56.8
Other operating income (expense):
Currency transaction gains (losses), net	(3.7)	(4.2)	.5
Disposition of property and equipment	(1.5)	(.3)	(.4)

Income from operations	47.9	36.6	9.1

Other income (expense):
Trade interest income	1.9	1.7	.6
Interest and other income from affiliates	6.7	4.2	5.4
Interest and other expense to affiliates	(1.4)	(1.3)	(3.5)
Interest expense	(.3)	(.3)	(1.0)

Income before income taxes	54.8	40.9	10.6

Provision for income taxes	37.6	33.3	2.6

Net income	$17.2	$7.6	$8.0

See accompanying Notes to Consolidated Financial Statements.

KRONOS TITAN GMBH AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years ended December 31,
	2006	2007	2008

Net income	$17.2	$7.6	$8.0

Other comprehensive income (loss), net of tax:
Currency translation adjustment	41.4	36.4	(14.6)

Pension plans:
Amortization of prior service cost and net losses included in periodic pension cost	-	3.8	(1.1)
Net actuarial gain arising during year	-	32.2	3.3
Minimum pension liability change	3.3	-	-

	3.3	36.0	2.2

Total other comprehensive income (loss)	44.7	72.4	(12.4)

Comprehensive income (loss)	$61.9	$80.0	$(4.4)

KRONOS TITAN GMBH AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OWNER’S EQUITY
Years ended December 31, 2006, 2007 and 2008
(In millions)

				Accumulated other
				comprehensive
	Owner’s Equity		Retained	income (loss)
	Subscribed	Paid-in	earnings	Currency	Pension
	capital	capital	(deficit)	translation	plans	Total

Balance at December 31, 2005	$ 12.5	$ 227.0	$ 43.0	$ 69.1	$ (72.8)	$ 278.8
Net income	-	-	17.2	-	-	17.2
Dividends paid	-	-	(23.1)	-	-	(23.1)
Noncash capital transaction	-	1.6	-	-	-	1.6
Other comprehensive income, net of tax	-	-	-	41.4	3.3	44.7
Change in accounting – asset and liability recognition provisions of SFAS No. 158	-	-	-	-	(19.6)	(19.6)

Balance at December 31, 2006	12.5	228.6	37.1	110.5	(89.1)	299.6

Net income	-	-	7.6	-	-	7.6
Dividends paid	-	-	(17.0)	-	-	(17.0)
Noncash capital transaction	-	(32.6)	-	-	-	(32.6)
Other comprehensive income, net of tax	-	-	-	36.4	36.0	72.4
Change in accounting - SFAS No. 158
measurement date provisions	-	-	(2.5)	-	1.0	(1.5)

Balance at December 31, 2007	12.5	196.0	25.2	146.9	(52.1)	328.5

Net income	-	-	8.0	-	-	8.0
Dividends paid	-	-	(19.9)	-	-	(19.9)
Other comprehensive income (loss), net of tax	-	-	-	(14.6)	2.2	(12.4)
Noncash capital transaction	-	4.1	-	-	-	4.1

Balance at December 31, 2008	$ 12.5	$ 200.1	$ 13.3	$ 132.3	$ (49.9)	$ 308.3

KRONOS TITAN GMBH AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Years ended December 31,
	2006	2007	2008

Cash flows from operating activities:
Net income	$17.2	$7.6	$8.0
Depreciation, depletion and amortization	20.6	22.4	24.7
Deferred income taxes	5.1	29.6	8.0
Pension, net	(.3)	.3	(8.2)
Other, net	1.2	(.4)	.8
Change in assets and liabilities:
Accounts and notes receivable	(8.1)	(7.3)	17.8
Inventories	7.9	(5.3)	(65.5)
Prepaid expenses	(.1)	.7	(.1)
Accounts payable and accrued liabilities	(7.8)	(2.3)	10.4
Income taxes	(11.3)	(.1)	1.4
Accounts with affiliates	24.7	(5.3)	(19.0)
Other noncurrent assets	-	.2	(.7)
Other noncurrent liabilities	(4.3)	(1.2)	(1.4)

Net cash (used in) provided by operating activities	44.8	38.9	(23.8)

Cash flows used by investing activities – capital expenditures	(22.2)	(20.1)	(20.4)

Cash flows from financing activities:
Loans from affiliates:
Loans	-	-	27.2
Repayments	(10.9)	-	(8.6)
Dividends paid	(23.1)	(17.0)	(19.9)
Deferred financing fees	-_	-_	(.3)

Net cash (used in) provided by financing activities	(34.0)	(17.0)	(1.6)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(11.4)	1.8	(45.8)
Currency translation	4.4	5.0	(2.0)
Balance at beginning of year	50.8	43.8	50.6

Balance at end of year	$43.8	$50.6	$2.8

Supplemental disclosures-
Cash paid for:
Interest	$.1	$.1	$.9
Income taxes	25.4	4.8	-
Accrual for capital expenditures	-	2.5	2.5

See accompanying Notes to Consolidated Financial Statements.

KRONOS TITAN GMBH AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies:

Organization and basis of presentation.  Kronos Titan GmbH is a wholly-owned subsidiary of Kronos International, Inc. (“KII”).  KII is a wholly-owned subsidiary of Kronos Worldwide, Inc. (“Kronos”).  At December 31, 2008, (i) Valhi, Inc. held approximately 59% of Kronos’ common stock and NL Industries, Inc. (NYSE: NL) held an additional 36% of Kronos’ common stock, (ii) Valhi held 83% of NL’s outstanding common stock and (iii) subsidiaries of Contran Corporation held approximately 94% of Valhi’s outstanding common stock.  Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held by Mr. Simmons or persons or other entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of such companies.

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

In 2006, KII made a capital contribution to us in the form of shares of Kronos World Services (“KWS”) common stock.  At the date of contribution, the net assets of KWS were approximately $1.6 million.  In 2007, we forgave a $32.6 million receivable from KII which is reflected as a noncash capital transaction in the accompanying Consolidated Statements of Owner’s Equity.  In 2008, Kronos Chemie GmbH (“KCH”) a wholly owned subsidiary of KII, was merged with us.  At the date of the merger, the net assets of KCH were $4.1 million.  All of these transactions are reflected as a noncash capital transaction in the accompanying Consolidated Statements of Owner’s Equity.

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

Translation of foreign currencies.  Our functional currency is the euro.  We translate our assets and liabilities to U.S. dollars at year-end rates of exchange, while we translate revenues and expenses at weighted average exchange rates prevailing during the year.  Resulting translation adjustments are accumulated in owner’s equity as part of accumulated other comprehensive income (loss), net of related deferred income taxes.  Currency transaction gains and losses are recognized in income currently.

Derivatives and hedging activities.  We recognize derivatives as either assets or liabilities measured at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended an interpreted.  We recognize the changes in fair value of derivatives either in net income (loss) or other comprehensive income (loss), depending on the intended use of the derivative.

Cash equivalents.  We classify bank deposits with original maturities of three months or less as cash equivalents.

Fair value of financial instruments. We adopted SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value on January 1, 2008.  The statement requires fair value measurements to be classified and disclosed in one of the following three categories:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•	Level 2 – Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the assets or liability; and
•	Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

See Notes 12 and 13.

Accounts receivable.  We provide an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

Property and equipment and depreciation.  We state property and equipment at cost including capitalized interest on borrowings during the actual construction period of major capital projects.  Capitalized interest costs were nil in 2006 and 2007, and $.1 million in 2008.  We compute depreciation of property and equipment for financial reporting purposes principally by the straight-line method over the estimated useful lives of ten to 40 years for buildings and three to 20 years for equipment.  We use accelerated depreciation methods for income tax purposes, as permitted.  Upon sale or retirement of an asset, we remove cost and accumulated depreciation from the accounts and recognize any gain or loss in income currently.

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

Long-term debt.  We state long-term debt net of any unamortized original issue premium or discount.  We classify amortization of deferred financing costs and any premiums or discount associated with the issuance of indebtedness as, interest expense, and compute such amortization by the interest method over the term of the applicable issue.

Employee benefit plans.  Accounting and funding policies for retirement plans are described in Note 7 and 13.

Income taxes.  In August 2007, Germany enacted certain changes in their income tax laws which included a reduction of the German corporate and trade income tax rates.  Effective January 1, 2008, the German corporate tax rate was reduced from 25% to 15%.  The solidarity surcharge of 5.5% of corporate income tax and trade income taxes remains unchanged.  We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets that we believe does not meet the more-likely-than-not recognition criteria.  See Note 6.  We are included in KII’s Organschaft.

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

Inventories and cost of sales.  We state inventories at the lower of cost (principally average cost) or market, net of allowance for slow-moving inventories.  Unallocated overhead costs resulting from periods with abnormally low production levels are charged to expense in the period incurred.  We remove amounts from inventories at average cost.  Cost of sales includes costs for materials, packaging and finishing, utilities, salary and benefits, maintenance and depreciation.

Selling, general and administrative expense; shipping and handling costs. Selling, general and administrative expense includes costs related to marketing, sales, distribution, shipping and handling, research and development and legal and administrative functions such as accounting, treasury and finance, and includes costs for salary and benefits, travel and entertainment, promotional materials and professional fees.   We include shipping and handling costs in selling, general and administrative expense and these costs were $25.8 million in 2006, $27.5 million in 2007 and $30.9 million in 2008.  We expense advertising costs as incurred and these costs were approximately $.3 million in 2006, $.5 million in 2007 and $.3 million in 2008.

Note 2 – Accounts and notes receivable:

	December 31,
	2007	2008
	(In millions)

Trade receivables	$97.7	$75.0
Recoverable VAT and other receivables	18.3	12.5
Allowance for doubtful accounts	(1.5)	(1.4)

Total	$114.5	$86.1

Note 3 – Inventories:

	December 31,
	2007	2008
	(In millions)

Raw materials	$22.8	$30.7
Work in process	11.6	11.5
Finished products	80.8	135.8
Supplies	21.5	21.4

Total	$136.7	$199.4

Note 4 – Accounts payable and accrued liabilities:

	December 31,
	2007	2008
	(In millions)

Accounts payable	$43.9	$50.8
Accrued liabilities:
Employee benefits	4.6	4.4
Sales discounts and rebates	5.1	7.7
Waste acid recovery	8.1	5.1
Other	3.2	3.5

Total	$64.9	$71.5

Note 5 – Long-term debt:

Credit Facility. We and certain of KII’s subsidiaries in Belgium, Norway and Denmark (Kronos Europe S.A./N.V.-“KEU”, Kronos Titan A/S - “TAS,”  Titania A/S - “TIA,” Kronos Norge A/S, the parent company of TAS and TIA and Kronos Denmark ApS “KDK,” the parent company of Kronos Norge and KEU), have a euro 80 million secured revolving credit facility that matures in May 2011.  We may denominate borrowings in euro, Norwegian kroner or U.S. dollars.  Outstanding borrowings bear interest at the applicable interbank market rate plus 1.75% (4.49% at December 31, 2008).  We may also issue up to euro 5 million letters of credit under the facility.  The facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower.  This facility contains certain restrictive covenants which, among other things, restrict the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to another entity.  In addition, the credit facility contains customary cross-default provisions with respect to other debt and obligations of ours and our other subsidiaries.  At December 31, 2008, KII borrowed a net euro 30.0 million ($42.2 million) under the credit facility and the equivalent of $70.3 million was available for additional borrowing, subject to being in compliance with financial covenants or obtaining a waiver or amendment to the credit facility, as more fully described in Restrictions and Other.  Of the net euro 30.0 million KII borrowings at December 31, 2008, we had borrowed a net euro 12.0 million ($16.9 million) at December 31, 2008.

Senior Secured Notes. On April 11, 2006, KII (our parent company) issued an aggregate of euro 400 million principal amount of 6.5% Senior Secured Notes due April 2013, at 99.306% of their principal amount ($498.5 million when issued) to yield an effective interest rate of 7.1%.  These 6.5% Notes are collateralized by a pledge of 65% of the common stock or other ownership interests of certain of KII’s first-tier operating subsidiaries.  Such operating subsidiaries are us, KDK, Kronos Limited and Societe Industrielle Du Titane, S.A.  KII issued the 6.5% Notes pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts our ability and that of our subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of our assets or those or our subsidiaries to another entity.  At KII’s option, they may redeem the 6.5% Notes on or after October 15, 2009 at redemption prices ranging from 103.25% of the principal amount, declining to 100% on or after October 15, 2012.  In addition, on or before April 15, 2009, KII may redeem up to 35% of the Notes with the net proceeds of a qualified public equity offering at 106.5% of the principal amount.  In the event of a change of control, as defined, KII would be required to make an offer to purchase the 6.5% Notes at 101% of the principal amount.  KII would also be required to make an offer to purchase a specified portion of the 6.5% Notes at par value in the event KII generates a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period.  The indenture also contains certain cross-default provisions, as discussed below.  At December 31, 2008, the carrying amount of the Notes includes euro 1.7 million ($2.4 million) of unamortized original issue discount (2007 – euro 2.1 million, or $3.1 million).

Under the cross-default provisions of the 6.5% Notes, the 6.5% Notes may be accelerated prior to their stated maturity if KII, us or any of our subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness).  Under the cross-default provisions of the credit facility, any outstanding borrowings under this facility may be accelerated prior to its stated maturity if the we or any borrowers default under any other indebtedness in excess of euro 5 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness).  The credit facility contains provisions that allow the lender to accelerate the maturity of the applicable facility in the event of a change of control, as defined, of the applicable borrower.  In the event the cross-default provisions of either the 6.5% Notes or the credit facility become applicable, and such indebtedness is accelerated, we would be required to repay such indebtedness prior to their stated maturity.

All of our $16.9 million long-term debt at December 31, 2008 matures in 2011.

Restrictions and other.  The credit facility described above requires the respective borrower to maintain minimum levels of equity, requires the maintenance of certain financial ratios, limits dividends and additional indebtedness and contains other provisions and restrictive covenants customary in lending transactions of this type.  While we were in compliance with all of our debt covenants at December 31, 2008, we currently believe it is probable that one of our required financial ratios associated with our European credit facility (the ratio of net secured debt to earnings before income taxes, interest and depreciation, as defined) will not be maintained at some point during 2009, most likely commencing at March 31, 2009.  In 2009, we have begun to reduce our production levels in response to the current economic environment, which we anticipate will favorably impact our liquidity and cash flows by reducing our inventory levels.  However, the reduced capacity utilization levels will negatively impact our 2009 results of operations due to the resulting unabsorbed fixed production costs that will be charged to expense as incurred.  As a result, we may not be able to maintain the required financial ratio throughout 2009.

We have begun discussions with the lenders to amend the terms of the existing European credit facility to eliminate the requirement to maintain this financial ratio until at least March 31, 2010.  While we believe it is possible we can obtain such an amendment to eliminate this financial ratio through at least March 31, 2010, there is no assurance that such amendment will be obtained, or if obtained that the requirement to maintain the financial ratio will be eliminated (or waived, in the event the lenders would only agree to a waiver and not an amendment to eliminate the covenant itself) through at least March 31, 2010.   Any such amendment or waiver which we might obtain could increase our future borrowing costs, either from a requirement that we pay a higher rate of interest on outstanding borrowings or pay a fee to the lenders as part of agreeing to such amendment or waiver.

In the event we would not be successful in obtaining the amendment or waiver of the existing European credit facility to eliminate the requirement to maintain the financial ratio, we would seek to refinance such facility with a new group of lenders with terms that did not include such financial covenant or, if required, we will use our existing liquidity resources (which could include funds provided by our affiliates).   While there is no assurance that we would be able to refinance the existing European credit facility with a new group of lenders, we believe these other sources of liquidity available to us would allow us to refinance the existing European credit facility.  If required, we believe by undertaking one or more of these steps we will be successful in maintaining sufficient liquidity to meet our future obligations including operations, capital expenditures and debt service for the next 12 months.

Note 6 - Income taxes:

	Years ended December 31,
	2006	2007	2008
	(In millions)

Pretax income	$54.8	$40.9	$10.6

Expected tax expense	$14.5	$10.8	$1.7
Trade income tax	7.0	5.3	1.6
Impact of rate change	-	15.8	-
Assessment of prior year income taxes	15.5	-	.3
Tax contingency reserve adjustment, net	.1	(.2)	(1.1)
Other, net	.5	1.6	.1

Income tax expense	$37.6	$33.3	$2.6

Provision for income taxes:
Current income tax expense (benefit)	$32.5	$3.8	$(4.2)
Deferred income tax expense	5.1	29.5	6.8

	$37.6	$33.3	$2.6

Comprehensive provision (benefit) for income taxes allocable to:
Pretax income	$37.6	$33.3	$2.6
Other comprehensive loss – Pension plans	4.2	22.4	1.0
Adoption of SFAS No. 158 – Pension plans	(12.7)	(.1)	-

	$29.1	$55.6	$3.6

The components of our net deferred income taxes are summarized below.

	December 31,
	2007		2008
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Tax effect of temporary differences relating to:
Inventories	$-	$(2.6)	$-	$(3.2)
Property and equipment	-	(4.5)	-	(9.3)
Accrued pension cost	9.3	-	5.3	-
Other taxable differences	-	(.9)	-	(1.1)

Gross deferred tax assets (liabilities)	9.3	(8.0)	5.3	(13.6)

Reclassification, principally netting by tax jurisdiction	(5.2)	5.2	(5.3)	5.3

Net total deferred tax liabilities	4.1	(2.8)	-	(8.3)
Net current deferred tax liabilities	-	(2.8)	-	(3.9)

Net noncurrent deferred tax liability	$4.1	$-	$-	$(4.4)

We have no deferred income tax valuation allowance as of December 31, 2006, 2007 and 2008.

In August 2007, Germany enacted certain changes in their income tax laws.  The most significant change was the reduction of the German corporate and trade income tax rates. We measure our net deferred taxes using the applicable enacted tax rates, and the effect of any change in the applicable enacted tax rate is recognized in the period of enactment.  Accordingly, we reported a decrease in our net deferred tax asset in Germany of $15.8 million, which is recognized as a component of our 2007 provision for income taxes.

Tax authorities are examining certain of our income tax returns.  Due to an unfavorable resolution of certain income tax audits, we recognized a $15.5 million provision for income taxes in 2006 related to adjustments to prior year income taxes.  Other income tax examinations may occur, and we cannot guarantee that any tax matters will be resolved in our favor in view of the inherent uncertainties involved in settlement initiatives and court and tax proceedings.  We believe that we have provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believe that the ultimate disposition of such examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Note 7 - Employee benefit plans:

Changes in Accounting - defined benefit plans.  In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  SFAS No. 158 requires us to recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension and postretirement benefit plans on our Consolidated Balance Sheets.  This standard does not change the existing recognition and measurement requirements that determine the amount of periodic benefit cost we recognize in net income.

We adopted the asset and liability recognition and disclosure requirements of SFAS No. 158 effective December 31, 2006 on a prospective basis, in which we recognized through other comprehensive income all of our prior unrecognized gains and losses and prior service costs or credits, net of tax, as of December 31, 2006.  The effect of adopting the asset and liability recognition requirements of this standard resulted in a $19.6 million net decrease in our accumulated other comprehensive income (loss), consisting of our loss related to our defined benefit pension plans.  Starting January 1, 2007, we recognize all changes in the funded status of these plans through comprehensive income (loss), net of tax.  Any future changes will be recognized either in net income, to the extent they are reflected in periodic benefit cost, or through other comprehensive income (loss).

Prior to December 31, 2007 we used September 30 as a measurement date for our defined benefit pension plans. In accordance with the measurement date requirements of SFAS No. 158, effective December 31, 2007 we commenced to use a December 31 measurement date for all of our defined benefit pension plans using a 15 month net periodic benefit cost based on the September 30, 2006 actuarial valuations.  Accordingly, four-fifths of the net periodic benefit cost for such 15-month period has been included in the determination of our net income for 2007, and one-fifth of the net periodic benefit cost for such 15-month period, net of income taxes, has been allocated as a direct adjustment to our retained deficit in accordance with the transition provisions of the standard to reflect the change in measurement dates.  To the extent the net periodic benefit cost included amortization of unrecognized actuarial losses, prior service cost and net transition obligations, which were previously recognized as a component of accumulated other comprehensive income at December 31, 2006, the effect on retained earnings, net of income taxes, was offset by a change in our accumulated other comprehensive income.

Defined benefit plans.  We maintain various defined benefit pension plans.  We expect to contribute the equivalent of approximately $11 million to all of our defined benefit pension plans during 2009.  Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In millions)

2009	$14.5
2010	14.3
2011	14.1
2012	13.9
2013	14.0
Next 5 years	71.9

The funded status of our defined benefit pension plan is presented in the table below.

	December 31,
	2007	2008
	(In millions)
Change in projected benefit obligations (“PBO”):
Benefit obligations at beginning of year	$302.9	$283.5
Change in measurement date, net	4.1	-
Service cost	3.3	5.2
Interest cost	14.0	9.9
Participant contributions	1.8	1.6
Actuarial gains	(53.2)	(15.6)
Benefits paid	(20.3)	(16.1)
Change in currency exchange rates	30.9	(14.5)

Benefit obligations at end of year	283.5	254.0

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	145.3	161.8
Change in measurement date, net	(1.2)	-
Actual return on plan assets	4.4	(2.1)
Employer contributions	15.0	12.6
Participant contributions	1.8	1.6
Change in currency exchange rates	16.8	(7.4)
Benefits paid	(20.3)	(16.1)

Fair value of plan assets at end of year	$161.8	$150.4

Funded status	$(121.7)	$(103.6)

	December 31,
	2007	2008
	(In millions)
Amounts recognized in the balance sheet:
Accrued pension cost:
Current	$-	$-
Noncurrent	(121.7)	(103.6)

Total	$(121.7)	$(103.6)

Accumulated other comprehensive loss:
Actuarial losses	$83.4	$80.2
Prior service cost	2.9	2.6

Total	$86.3	$82.8

Accumulated benefit obligations (“ABO”)	$236.7	$235.6

The amounts shown in the table above for actuarial losses and prior service cost at December 31, 2007 and 2008 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years.  In accordance with SFAS No. 158, these amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 31, 2007 and 2008.  We expect approximately $3.3 million and $.2 million of the net actuarial losses and prior service costs, respectively, as of December 31, 2008 will be recognized as components of our net periodic pension cost in 2009.

The table below details the changes in plan assets and benefit obligations recognized in accumulated other comprehensive income (loss) during 2007 and 2008.

	Years Ended December 31,
	2007	2008
	(In millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Current year:
Net actuarial gain	$53.6	$5.2
Amortization of unrecognized:
Prior service cost	.2	.2
Net actuarial losses (gain)	6.1	(1.9)
Change in measurement date:
Prior service cost	.1	-
Net actuarial losses	1.6	-

Total	$61.6	$3.5

The components of our net periodic defined benefit pension cost are presented in the table below.  In the fourth quarter of 2008 we recognized a $6.9 million adjustment in connection with the correction of our pension expense previously recognized for 2006 and 2007.  The $6.9 million adjustment consisted of $2.0 million of service cost, $4.1 million of interest cost credit and $4.8 million of recognized actuarial gains.  The amounts shown below for the amortization of prior service cost, net transition obligations and recognized actuarial losses for 2007 and 2008 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2006 and 2007, respectively, net of deferred income taxes.

	Years ended December 31,
	2006	2007	2008
	(In millions)

Net periodic pension cost:
Service cost benefits	$3.1	$3.4	$5.2
Interest cost on PBO	11.7	14.0	9.9
Expected return on plan assets	(8.0)	(8.3)	(9.7)
Amortization of prior service cost	.2	.2	.2
Recognized actuarial losses (gain)	6.2	6.1	(1.9)

Total	$13.2	$15.4	$3.7

The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2007 and 2008 are presented in the table below.  Such weighted-average rates were determined using the projected benefit obligations at each date.

	December 31,
Rate	2007	2008

Discount rate	5.5%	5.8%
Increase in future compensation levels	3.0%	3.0%

The weighted-average rate assumptions used in determining the net periodic pension cost for 2006, 2007 and 2008 are presented in the table below.  The weighted-average discount rate and the weighted-average increase in future compensation levels were determined using the projected benefit obligations at the beginning of each year, and the weighted-average long-term return on plan assets was determined using the fair value of plan assets at the beginning of each year.

	Years ended December 31,
Rate	2006	2007	2008

Discount rate	4.0%	4.5%	5.5%
Increase in future compensation levels	2.8%	3.0%	3.0%
Long-term return on plan assets	5.5%	5.3%	5.8%

Variances from actuarially assumed rates will change the actuarial valuation of accrued pension liabilities, pension expense and funding requirements in future periods.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components.  In addition, we receive advice about appropriate long-term rates of return from third-party actuaries.  The composition of our plan assets is established to satisfy the requirements of the German insurance commissioner.  The plan asset allocation at December 31, 2008 was 24% to equity securities and limited partnerships, 52% to fixed income securities, 12% to real estate and 12% to cash, cash equivalents and other (2007 – 28%, 49%, 12% and 11%, respectively).

We regularly review our actual asset allocation for each of our plans, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

Note 8 - Other noncurrent liabilities:

	December 31,
	2007	2008
	(In millions)

Reserve for uncertain tax positions	$1.3	$-
Employee benefits	4.6	4.7
Insurance claims expense	1.9	1.3
Other	3.8	3.1

Total	$11.6	$9.1

Note 9 - Related party transactions:

We may be deemed to be controlled by Harold C. Simmons.  See Note 1.   Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, tax sharing agreements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly held minority equity interest in another related party.  While no transactions of the type described above are planned or proposed with respect to us other than as set forth in these financial statements, we from time to time consider, review and evaluate such transactions and understand that Contran and related entities consider, review and evaluate such transactions.  Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future.

We are party to services and cost sharing agreements among several of our affiliates, whereby Kronos, KII and other affiliates provide certain management, financial, insurance and administrative services to us on a fee basis.  Our expense was approximately $6.3 million in 2006, $5.5 million in 2007 and $5.1 million in 2008 related to these services and costs.

We charge affiliates for certain management, financial and administrative services costs, which totaled approximately $4.5 million in 2006, $6.3 million in 2007 and $3.3 million in 2008.  These charges to affiliates were reflected primarily as a reduction of selling, general and administrative expense.

Tall Pines Insurance Company and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us.  Tall Pines and EWI are subsidiaries of Valhi.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker.  The aggregated premiums we paid to Tall Pines and EWI were $3.5 million, $2.9 million and $3.0 million in 2006, 2007 and 2008, respectively.  These amounts principally included payments for insurance, but also included commissions paid to Tall Pines and EWI.  Tall Pines purchases reinsurance for substantially all of the risks it underwrites.  We expect that these relationships with Tall Pines and EWI will continue in 2009.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies.  With respect to certain of such policies, it is possible that unusually large losses incurred by one or more insureds during a given policy period could leave the other participating companies without adequate coverage under that policy for the balance of the policy period.  As a result, Contran and certain of its subsidiaries and its affiliates, including Kronos, KII and us, have entered into a loss sharing agreement under which any uninsured loss is shared by those entities who have submitted claims under the relevant policy.  We believe the benefits in the form of reduced premiums and broader coverage associated with the group coverage for such policies justifies the risk associated with the potential for uninsured loss.

We purchase from and sell to our affiliates a significant amount of titanium dioxide pigments (“TiO2”).  Sales of TiO2 to our affiliates were $167.6 million in 2006, $148.3 million in 2007 and $127.8 million in 2008.  Purchases of TiO2 from our affiliates were $68.1 million in 2006, $81.4 million in 2007 and $87.0 million in 2008.

Kronos (US), Inc. (KUS) purchases the rutile and slag feedstock used as a raw material in our chloride process TiO2 facility.  We purchase such feedstock from KUS for an amount equal to the amount paid by KUS to the third-party supplier plus a 2.5% administrative fee.  Such feedstock purchases were $72.2 million in 2006, $87.8 million in 2007 and $91.3 million in 2008.

We purchase ilmenite (sulfate feedstock) from our Norwegian affiliate on a year-to-year basis.  Such feedstock purchases were $21.8 million in 2006, $21.3 million in 2007 and $25.2 million in 2008.

We sell water treatment chemicals (derived from co-products of the TiO2 production processes) to KII.  Such water treatment chemical sales were $19.9 million in 2006, $24.6 million in 2007 and $31.7 million in 2008.

We are party to an accounts receivable factoring agreement with certain European affiliates of ours pursuant to which these affiliates factored their export accounts receivable without recourse to us for a fee ranging from 0.85% to 1.2%.  Upon non-recourse transfer from these affiliates, we assume all risk pertaining to the factored receivables, including, but not limited to, exchange control risks, risks pertaining to the bankruptcy of a customer and risks related to late payments.  Export receivables purchased by us during 2006, 2007, and 2008 aggregated $125 million, $142 million and $166 million respectively.

Net amounts currently receivable from (payable to) affiliates are summarized in the following table.

	December 31,
	2007	2008
	(In millions)

Current receivable from:
KII	$2.7	$15.4
TAS	-	7.2
Other affiliates	7.4	.4

Total	$10.1	$23.0

Current payable to:
KII – income taxes	$50.6	$45.0
TIA	23.1	-
Other affiliates	21.0	39.4

Total	$94.7	$84.4

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

Note 10 – NL common stock options held by our employees:

At December 31, 2008, our employees held options to purchase approximately 9,000 shares of NL common stock, which are exercisable at various dates through 2010 (approximately 4,000) at an exercise of $5.63 per share, and exercisable at various dates through 2011 (approximately 5,000) at an exercise price of $11.49 per share.

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

Concentrations of credit risk.  Sales of TiO2 accounted for approximately 96% of our sales during each of 2006, 2007 and 2008.  The remaining sales result from the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the TiO2 production processes).  TiO2 is generally sold to the paint, plastics and paper, as well as fibers, rubber, ceramics, inks and cosmetics markets.  Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions.  We sell TiO2 to over 1,000 customers, with the top ten external customers approximating 20% of net sales in 2006 and 2007 and 22% in 2008.  We did not have sales to a single customer of over 10% in any of the previous three years.  Approximately 79% of our TiO2 sales by volume were to Europe in 2006 and 81% in each of 2007 and 2008.  Approximately 7% in 2006 and 1% in 2007 and 2008 of sales by volume were to North America.

Long-term contracts.  KUS has long-term supply contracts that provide for certain of its affiliates’ TiO2 feedstock requirements through 2011 including ours.  The agreements require KUS to purchase certain minimum quantities of feedstock with minimum annual purchase commitments aggregating approximately $505 million at December 31, 2008.  The agreements require that we and certain of our affiliates purchase chloride process feedstock underlying these long-term supply contracts from KUS.  In addition, we have other long-term supply and service contracts that provide for various raw materials and services through 2014.  These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $103 million at December 31, 2008.

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

Net rent expense aggregated $4 million in 2006, $5 million in 2007 and $6 million in 2008.  At December 31, 2008, minimum rental commitments under the terms of noncancellable operating leases were as follows:

Amount
(in millions)
Years ending December 31,
2009	$2.6
2010	1.8
2011	1.2
2012	1.1
2013	1.1
2014 and thereafter	18.8

Total	$26.6

Approximately $22 million of the $26.6 million aggregate future minimum rental commitments at December 31, 2008 relates to our Leverkusen facility lease discussed above.  The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2008.  As discussed above, any change in the rent is based solely on negotiations between us and Bayer, and any such change in the rent is deemed “contingent rentals” under GAAP which is excluded from the future minimum lease payments disclosed above.

Note 12 - Financial instruments:

We adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis.  SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements.  The statement requires fair value measurements to be classified and disclosed in one of three categories, see Note 1.

There was no impact for the adoption of SFAS No. 157 to the Consolidated Financial Statements.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2007 and 2008.

	December 31,
	2007		2008
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In millions)

Cash and cash equivalents	$50.6	$50.6	$2.8	$2.8
Long-term debt: Revolving credit facility	-	-	16.9	16.9

At December 31, 2007 and 2008, the estimated market price of the 6.5% Notes was approximately euro 860 and euro 230 per euro 1,000 principal amount, respectively.

We periodically use interest rate swaps, currency swaps and other types of contracts to manage interest rate and foreign exchange risk with respect to financial assets or liabilities.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate doing so in the future.  We were not a party to any such contracts during 2006, 2007 and 2008.

Other than as described above, we were not a party to any material derivative financial instruments during 2006, 2007 and 2008.

Note 13 – Recent accounting pronouncements:

Fair Value Measurements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which became effective for us on January 1, 2008.  SFAS No. 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements.  SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods.  In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 which delays the provisions of SFAS No. 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Beginning with our first quarter 2008 filing, all of our fair value measurements are in compliance with SFAS No. 157, except for such nonfinancial assets and liabilities for which we will be required to be in compliance with SFAS No. 157 prospectively beginning in the first quarter of 2009.  The adoption of this standard did not have a material effect on our Consolidated Financial Statements.

Fair Value Option. In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not only to specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for us.  SFAS No. 159 became effective for us on January 1, 2008.  We did not elect to measure any eligible items at fair value in accordance with this new standard either at the date we adopted the new standard or subsequently during 2008; therefore the adoption of this standard did not have a material effect on our Consolidated Financial Statements.

Derivative Disclosures. In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position and performance and cash flows.  This statement will become effective for us in the first quarter of 2009.  We periodically use currency forward contracts to manage a portion of our currency exchange rate market risk associated with trade receivables or future sales.  Because our prior disclosures regarding these forward contracts have substantially met all of the applicable disclosure requirements of the new standard, we do not believe the enhanced disclosure requirements of this new standard will have a significant effect on our Consolidated Financial Statements.  See Note 12.

Uncertain Tax Positions. On January 1, 2007, we adopted FIN 48, Accounting for Uncertain Tax Positions.  FIN 48 clarifies when and how much of a benefit we can recognize in our consolidated financial statements for certain positions taken in our income tax returns under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves.  Among other things, FIN 48 prohibits us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.  FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard.  We are required to classify any future reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position.

Upon adoption of FIN 48 on January 1, 2007, we reclassified $1.4 million from deferred taxes, which we previously classified as part of our deferred income taxes, to our reserve for uncertain tax positions.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued during 2007 and 2008 was not material, and at December 31, 2007 and 2008 we had $.1 million and nil, respectively, accrued for interest and penalties for our uncertain tax positions.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2007 and 2008:

	Year Ended December 31,
	2007	2008
	(In millions)
Changes in unrecognized tax benefits:
Unrecognized tax benefits at beginning ofyear	$1.3	$1.3
Net increase (decrease):
Tax positions taken in prior periods	.2	(1.1)
Tax positions taken in current period	-	.1
Settlements with taxing authorities – cash paid	-	(.1)
Lapse of applicable statute of limitations	-	-
Change in foreign currency exchange rates	(.2)	(.2)

Unrecognized tax benefits at end of year	$1.3	$-

If our uncertain tax positions were recognized, a benefit of $1.3 million would have affected our effective income tax rate from continuing operations in 2007 and nil in 2008.  We currently estimate that there will be no material change to our unrecognized tax benefits during the next twelve months.

We also file income tax returns in Germany.  Our income tax returns are generally considered closed to examination for years prior to 2004.

Benefit Plan Asset Disclosures. During the fourth quarter of 2008, the FASB issued FSP SFAS 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends SFAS No. 87, 88 and 106 to require expanded disclosures about employers’ pension plan assets.  FSP 132 (R)-1 will be effective for us beginning with our 2009 annual report, and we will provide the expanded disclosures about our pension plan assets at that time.

KRONOS DENMARK APS AND SUBSIDIARIES

Index of Consolidated Financial Statements

Financial Statements

Report of Independent Registered Public Accounting Firm	FB-2

Consolidated Balance Sheets –
December 31, 2007 and 2008	FB-3

Consolidated Statements of Income –
Year ended December 31, 2006, 2007 and 2008	FB-5

Consolidated Statements of Comprehensive Income (Loss) -
Year ended December 31, 2006, 2007 and 2008	FB-6

Consolidated Statements of Stockholder’s Equity –
Year ended December 31, 2006, 2007 and 2008	FB-7

Consolidated Statements of Cash Flows –
Year ended December 31, 2006, 2007 and 2008	FB-8

Notes to Consolidated Financial Statements	FB-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Kronos Denmark ApS:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income (loss), of changes in stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of Kronos Denmark ApS and its subsidiaries at December 31, 2007 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 8 and 13 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for pension benefit obligations in 2006 and the manner in which it accounts for uncertain tax positions in 2007.

PricewaterhouseCoopers LLP

Dallas, Texas
March 11, 2009

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
ASSETS	2007	2008

Current assets:
Cash and cash equivalents	$4.7	$1.1
Restricted cash	1.8	1.5
Accounts and notes receivable	16.1	14.7
Receivable from affiliates	35.0	16.7
Refundable income taxes	1.1	-
Inventories	90.7	104.7
Prepaid expenses	1.6	1.2

Total current assets	151.0	139.9

Other assets	3.4	3.9

Property and equipment:
Land	21.0	19.6
Buildings	47.6	42.4
Machinery and equipment	234.3	209.5
Mining properties	89.6	73.9
Construction in progress	20.1	29.9

	412.6	375.3
Less accumulated depreciation and amortization	253.2	227.3

Net property and equipment	159.4	148.0

Total assets	$313.8	$291.8

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except share data)

	December 31,
LIABILITIES AND STOCKHOLDER’S EQUITY	2007	2008

Current liabilities:
Current maturities of long-term debt	$.8	$.8
Accounts payable and accrued liabilities	52.9	44.9
Payable to affiliates	10.6	9.7
Income taxes	9.2	3.3
Deferred income taxes	1.8	1.8

Total current liabilities	75.3	60.5

Noncurrent liabilities:
Long-term debt	4.5	27.9
Deferred income taxes	16.4	12.9
Accrued pension costs	6.0	10.1
Other	3.5	3.2

Total noncurrent liabilities	30.4	54.1

Stockholder's equity:
Common stock – 100 Danish kroner par value; 10,000 shares authorized; 10,000 shares issued and outstanding	.1	.1
Additional paid-in capital	217.0	217.0
Retained deficit	(31.3)	(33.1)
Accumulated other comprehensive income (loss):
Currency translation	31.0	5.2
Defined benefit pension plans	(8.7)	(12.0)

Total stockholder's equity	208.1	177.2

Total liabilities and stockholder’s equity	$313.8	$291.8

Commitments and contingencies (Notes 6, 7 and 11)

See accompanying Notes to Consolidated Financial Statements.

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions)

	Years ended December 31,
	2006	2007	2008

Net sales	$384.4	$411.7	$415.5
Cost of sales	312.2	355.6	361.6

Gross margin	72.2	56.1	53.9

Selling, general and administrative expense	25.5	26.1	27.5
Other operating income (expense):
Currency transaction losses, net	(.4)	-	(1.4)
Disposition of property and equipment	(.3)	(.3)	(.5)
Other, net	.3	.4	.2

Income from operations	46.3	30.1	24.7

Other income (expense):
Trade interest income	.1	.1	.1
Other income from affiliates	.9	.9	.7
Interest and other expense to affiliates	(2.5)	(2.9)	(3.4)
Interest expense	(.9)	(.7)	(1.3)

Income before income taxes	43.9	27.5	20.8

Provision for income taxes	10.2	8.0	5.6

Net income	$33.7	$19.5	$15.2

See accompanying Notes to Consolidated Financial Statements.

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years ended December 31,
	2006	2007	2008

Net income	$33.7	$19.5	$15.2

Other comprehensive income (loss), net of tax:
Currency translation	18.7	22.8	(25.8)

Pension plans:
Amortization of prior service cost and net losses included in periodic pension cost	-	1.3	.6
Net actuarial gain arising during year	-	8.9	(3.9)
Minimum pension liability change	5.1	-	-

	5.1	10.2	(3.3)

Total other comprehensive income (loss)	23.8	33.0	(29.1)

Comprehensive income (loss)	$57.5	$52.5	$(13.9)

See accompanying Notes to Consolidated Financial Statements.

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

Years ended December 31, 2006, 2007 and 2008

(In millions)

				Accumulated other
				comprehensive income (loss)
		Additional
	Common	paid-in	Retained	Currency	Pension
	stock	capital	deficit	translation	plans	Total

Balance at December 31, 2005	.1	217.0	(33.5)	(10.5)	(9.9)	163.2

Net income	-	-	33.7	-	-	33.7
Other comprehensive income, net of tax	-	-	-	18.7	5.1	23.8
Dividends	-	-	(26.9)	-	-	(26.9)
Change in accounting – asset and liability recognition provisions of SFAS No. 158	-	-	-	-	(14.4)	(14.4)

Balance at December 31, 2006	.1	217.0	(26.7)	8.2	(19.2)	179.4

Net income	-	-	19.5	-	-	19.5
Other comprehensive income, net of tax	-	-		22.8	10.2	33.0
Dividends	-	-	(23.3)	-	-	(23.3)
Change in accounting - SFAS No. 158 - measurement date provision	-	-	(.8)	-	.3	(.5)

Balance at December 31, 2007	.1	217.0	(31.3)	31.0	(8.7)	208.1

Net income	-	-	15.2	-	-	15.2
Other comprehensive loss, net of tax	-	-	-	(25.8)	(3.3)	(29.1)
Dividends	-	-	(17.0)	-	-	(17.0)

Balance at December 31, 2008	$.1	$217.0	$(33.1)	$5.2	$(12.0)	$177.2

See accompanying Notes to Consolidated Financial Statements.

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2006	2007	2008
Cash flows from operating activities:
Net income	$33.7	$19.5	$15.2
Depreciation and amortization	14.2	16.5	18.8
Deferred income taxes	(4.5)	(3.6)	(.1)
Pension, net	1.3	3.0	(3.0)
Other	.5	1.3	.9
Change in assets and liabilities:
Accounts and notes receivable	(.4)	6.6	(1.1)
Inventories	1.9	(6.0)	(23.8)
Prepaid expenses	(.9)	.3	.1
Accounts payable and accrued liabilities	(1.0)	2.8	2.1
Income taxes	.9	(3.6)	(3.4)
Accounts with affiliates	(6.7)	8.0	20.0
Other noncurrent assets	-	-	(1.6)
Other noncurrent liabilities	2.4	(.3)	3.2

Net cash provided by operating activities	41.4	44.5	27.3
Cash flows from investing activities:
Capital expenditures	(22.8)	(20.7)	(37.4)
Change in restricted cash equivalents	-	(.1)	-

Net cash used in investing activities	(22.8)	(20.8)	(37.4)

Cash flows from investing activities:
Indebtedness:
Borrowings	-	.5	30.4
Principal payments	(.2)	(.2)	(6.0)
Deferred financing fees	-	-	(.6)
Dividends paid	(26.9)	(23.3)	(17.0)
Loans to affiliates – repayments	10.9	-	-

Net cash provided by (used in) financing activities	(16.2)	(23.0)	6.8

Cash and cash equivalents:
Net change during the year from:
Operating, investing and financing activities	2.4	.7	(3.3)
Currency translation	.1	.5	(.3)
Balance at beginning of period	1.0	3.5	4.7

Balance at end of period	$3.5	$4.7	$1.1

Supplemental disclosures -
Cash paid for:
Interest	$.4	$.7	$1.2
Income taxes	11.8	15.3	9.1
Accrual for capital expenditures	-	5.8	3.4

See accompanying Notes to Consolidated Financial Statements.

KRONOS DENMARK APS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies:

Organization and basis of presentation. Kronos Denmark ApS was incorporated in Denmark in October 1999 and is a wholly-owned subsidiary of Kronos International, Inc. (“KII”).  KII is a wholly-owned subsidiary of Kronos Worldwide, Inc. (“Kronos”).  At December 31, 2008, (i) Valhi, Inc. owned approximately 59% of Kronos’ common stock and NL Industries, Inc. held an additional 36% of the outstanding common stock of Kronos, (ii) Valhi owned 83% of NL’s outstanding common stock and (iii) subsidiaries of Contran Corporation held approximately 94% of Valhi’s outstanding common stock.  Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held by Mr. Simmons or persons or other entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of such companies.

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

Translation of foreign currencies. Our functional currencies include the Danish krone, the euro and the Norwegian krone.  We translate assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar at year-end rates of exchange, while we translate revenues and expenses at average exchange rates prevailing during the year.  Resulting translation adjustments are accumulated in stockholder’s equity as part of accumulated other comprehensive income (loss), net of related deferred income taxes.  Currency transaction gains and losses are recognized in income currently.

Derivatives and hedging activities.   We recognize derivatives as either assets or liabilities measured at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted.  We recognize the changes in fair value of derivatives either in net income or other comprehensive income (loss), depending on the intended use of the derivative.

Cash and cash equivalents.  We classify bank deposits with original maturities of three months or less as cash equivalents.

Restricted marketable debt securities. We classify marketable debt securities that have been segregated or otherwise limited in use as restricted.  Restricted marketable debt securities are primarily invested in corporate debt securities and include amounts restricted in accordance with applicable Norwegian law regarding certain requirements of our Norwegian defined benefit pension plans ($3.2 million and $3.5 million at December 31, 2007 and 2008, respectively).  The restricted marketable debt securities are generally classified as either a current or noncurrent asset depending upon the maturity date of each such debt security and are carried at market, which approximates cost.

Fair value of financial instruments. We adopted SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value on January 1, 2008.  The statement requires fair value measurements to be classified and disclosed in one of the following three categories:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•	Level 2 – Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the assets or liability; and
•	Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

See Notes 12 and 13.

Accounts receivable.  We provide an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

Property and equipment and depreciation. We state property and equipment at cost including capitalized interest on borrowings during the actual construction period of major capital projects.  Capitalized interest costs were nil in 2006, $.7 million in 2007 and $2.1 million in 2008.  We compute depreciation of property and equipment for financial reporting purposes (including mining properties) principally by the straight-line method over the estimated useful lives of ten to 40 years for buildings and three to 20 years for equipment.  We use accelerated depreciation methods for income tax purposes, as permitted.  Upon sale or retirement of an asset, we remove the related cost and accumulated depreciation from the accounts and recognize any gain or loss in income currently.

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

Income taxes.  We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of non-U.S. subsidiaries which are not deemed to be permanently reinvested.  We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets that we believe do not meet the more-likely-than-not recognition criteria.

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

Inventories and cost of sales.  We state inventories at the lower of cost (principally average cost) or market, net of allowance for slow-moving inventories.  Unallocated overhead costs resulting from periods with abnormally low production levels are charged to expense in the period incurred.  We remove amounts from inventories at average cost.  Unallocated overhead costs resulting from periods with abnormally low production levels are charged to expense in the period incurred.   We remove amounts from inventories at average cost.  Cost of sales includes costs for materials, packaging and finishing, utilities, salary and benefits, maintenance and depreciation.

Selling, general and administrative expense; shipping and handling costs. Selling, general and administrative expense includes costs related to marketing, sales, distribution, shipping and handling, research and development and legal and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.  We include shipping and handling costs in selling, general and administrative expense and these costs were $13.0 million in 2006, $12.8 million in 2007 and $14.6 million in 2008.  We expense advertising costs as incurred and these costs were approximately $.1 million in each of 2006 and 2007 and $.2 million in 2008.  We expense research, development and certain sales technical support costs as incurred and these costs approximated $.4 million in each of 2006 and 2007 and $.6 million in 2008.

Note 2 – Accounts and notes receivable:

	December 31,
	2007	2008
	(In millions)

Trade receivables	$12.6	$10.9
Recoverable VAT and other receivables	3.5	3.8
Allowance for doubtful accounts	-	-

Total	$16.1	$14.7

Note 3 – Inventories:

	December 31,
	2007	2008
	(In millions)

Raw materials	$28.6	$28.0
Work in process	4.6	4.6
Finished products	34.1	47.6
Supplies	23.4	24.5

Total	$90.7	$104.7

Note 4 – Other noncurrent assets:

	December 31,
	2007	2008
	(In millions)

Restricted marketable debt securities	$3.2	$3.5
Deferred financing costs, net	.1	.4
Other	.1	-

Total	$3.4	$3.9

Note 5 – Accounts payable and accrued liabilities:

	December 31,
	2007	2008
	(In millions)

Accounts payable	$28.2	$27.1
Accrued liabilities:
Employee benefits	10.0	9.2
Other	14.7	8.6

Total	$52.9	$44.9

Note 6 – Notes payable and long-term debt:

	December 31,
	2007	2008
	(In millions)

Revolving credit facility	$-	$25.3
Other	5.3	3.4

Total debt	5.3	28.7
Less current maturities	.8	.8

Total long-term debt	$4.5	$27.9

Revolving Credit Facility. We and certain of KII’s subsidiaries in Belgium, Norway and Germany (Kronos Europe S.A./N.V. - “KEU,” Kronos Titan A/S - “TAS” Titania A/S - “TIA,” Kronos Norge A/S, the parent company of TAS and TIA, and Kronos Denmark ApS, the parent company of Kronos Norge and KEU), have a euro 80 million secured revolving credit facility that matures in May 2011.  We may denominate borrowings in euro, Norwegian kroner or U.S. dollars.  Outstanding borrowings bear interest at the applicable interbank market rate plus 1.75% (4.49% at December 31, 2008).  We may also issue up to euro 5 million letters of credit under the facility.  The facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower.  This facility contains certain restrictive covenants which, among other things, restrict the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to another entity.  In addition, this facility contains customary cross-default provisions with respect to other debt and obligations of ours and our other subsidiaries.  At December 31, 2008, KII borrowed a net euro 30.0 million ($42.2 million) under the credit facility and the equivalent of $70.3 million was available for additional borrowing, subject to being in compliance with financial covenants or obtaining a waiver or amendment to the credit facility, as more fully described in Restrictions and Other.  Of the net euro 30.0 million borrowings at December 31, 2008, we had borrowed a net euro 18.0 million ($25.3 million).

Senior Secured Notes. On April 11, 2006, KII issued an aggregate of euro 400 million principal amount of 6.5% Senior Secured Notes due April 2013, at 99.306% of their principal amount ($498.5 million when issued) to yield an effective interest rate of 7.1%.  These 6.5% Notes are collateralized by a pledge of 65% of the common stock or other ownership interests of certain of KII’s first-tier operating subsidiaries.  Such operating subsidiaries are us, Kronos Titan GmbH, Kronos Limited and Societe Industrielle Du Titane, S.A.  KII issued the 6.5% Notes pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts our ability and that of our subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of KII’s assets or those or our subsidiaries to another entity.  At KII’s option, KII may redeem the 6.5% Notes on or after October 15, 2009 at redemption prices ranging from 103.25% of the principal amount, declining to 100% on or after October 15, 2012.  In addition, on or before April 15, 2009, KII may redeem up to 35% of the 6.5% Notes with the net proceeds of a qualified public equity offering at 106.5% of the principal amount.  In the event of a change of control, as defined, KII would be required to make an offer to purchase the 6.5% Notes at 101% of the principal amount.  KII would also be required to make an offer to purchase a specified portion of the 6.5% Notes at par value in the event KII generate a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period.  The indenture also contains certain cross-default provisions, as discussed below.  At December 31, 2008, the carrying amount of the 6.5% Notes includes euro 1.7 million ($2.4 million) of unamortized original issue discount (2007 – euro 2.1 million, or $3.1 million).

Under the cross-default provisions of the 6.5% Notes, the 6.5% Notes may be accelerated prior to their stated maturity if us, KII or any of their subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness).  Under the cross-default provisions of the credit facility, any outstanding borrowings under this facility may be accelerated prior to its stated maturity if the we or any borrowers default under any other indebtedness in excess of euro 5 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness).  The credit facility contains provisions that allow the lender to accelerate the maturity of the applicable facility in the event of a change of control, as defined, of the applicable borrower.  In the event the cross-default provisions of either the 6.5% Notes or the credit facility become applicable, and such indebtedness is accelerated, we would be required to repay such indebtedness prior to their stated maturity.

The aggregate maturities of long-term debt at December 31, 2008 are shown in the table below.

Years ending December 31,	Amount
(In millions)

2009	$.8
2010	.8
2011	26.2
2012	.9

Total	$28.7

Restrictions and other.  The credit facility described above requires the respective borrower to maintain minimum levels of equity, requires the maintenance of certain financial ratios, limits dividends and additional indebtedness and contains other provisions and restrictive covenants customary in lending transactions of this type.  While we were in compliance with all of our debt covenants at December 31, 2008, we currently believe it is probable that one of our required financial ratios associated with our European credit facility (the ratio of net secured debt to earnings before income taxes, interest and depreciation, as defined) will not be maintained at some point during 2009, most likely commencing at March 31, 2009.  In 2009, we have begun to reduce our production levels in response to the current economic environment, which we anticipate will favorably impact our liquidity and cash flows by reducing our inventory levels.  However, the reduced capacity utilization levels will negatively impact our 2009 results of operations due to the resulting unabsorbed fixed production costs that will be charged to expense as incurred.  As a result, we may not be able to maintain the required financial ratio throughout 2009.

We have begun discussions with the lenders to amend the terms of the existing European credit facility to eliminate the requirement to maintain this financial ratio until at least March 31, 2010.  While we believe it is possible we can obtain such an amendment to eliminate this financial ratio through at least March 31, 2010, there is no assurance that such amendment will be obtained, or if obtained that the requirement to maintain the financial ratio will be eliminated (or waived, in the event the lenders would only agree to a waiver and not an amendment to eliminate the covenant itself) through at least March 31, 2010.   Any such amendment or waiver which we might obtain could increase our future borrowing costs, either from a requirement that we pay a higher rate of interest on outstanding borrowings or pay a fee to the lenders as part of agreeing to such amendment or waiver.

In the event we would not be successful in obtaining the amendment or waiver of the existing European credit facility to eliminate the requirement to maintain the financial ratio, we would seek to refinance such facility with a new group of lenders with terms that did not include such financial covenant or, if required, we will use our existing liquidity resources (which could include funds provided by our affiliates).   While there is no assurance that we would be able to refinance the existing European credit facility with a new group of lenders, we believe these other sources of liquidity available to us would allow us to refinance the existing European credit facility.  If required, we believe by undertaking one or more of these steps we will be successful in maintaining sufficient liquidity to meet our future obligations including operations, capital expenditures and debt service for the next 12 months.

Note 7 - Income taxes:

	Years ended December 31,
	2006	2007	2008
	(In millions)
Pretax income:
Denmark	$.6	$.4	$(.1)
Non-Denmark	43.3	27.1	20.9

Total	$43.9	$27.5	$20.8

Expected tax expense	$12.3	$6.9	$5.2
Non-Denmark tax rates	.9	1.1	.9
Nondeductible expenses	.3	.3	.4
Tax contingency reserve adjustment, net	(2.4)	-	-
Nontaxable income	(.5)	(.5)	(.9)
Other, net	(.4)	.2	-

Total income tax expense	$10.2	$8.0	$5.6

Provision for income taxes:
Current income tax expense:
Denmark	$.2	$.1	$-
Non-Denmark	14.5	11.5	5.7

	14.7	11.6	5.7

Deferred income tax expense (benefit):
Denmark	(2.4)	(.3)	-
Non-Denmark	(2.1)	(3.3)	(.1)

	(4.5)	(3.6)	(.1)

Total income tax expense	$10.2	$8.0	$5.6

Comprehensive provision for income taxes allocable to:
Pretax income	$10.2	$8.0	$5.6
Other comprehensive loss – Pension plans	2.5	3.9	(1.3)
Adoption of SFAS No. 158 – Pension plans	(5.9)	-	-

Total	$6.8	$11.9	$4.3

The components of our net deferred income taxes are summarized below.

	December 31,
	2007		2008
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Tax effect of temporary differences relating to:
Inventories	$.1	$(1.9)	$-	$(2.1)
Property and equipment	-	(20.4)	-	(17.2)
Accrued pension cost	1.4	-	2.5	-
Accrued liabilities and other deductible differences	3.0	-	2.1	-
Other taxable differences	-	(.4)	-	-

Gross deferred tax assets (liabilities)	4.5	(22.7)	4.6	(19.3)

Reclassification, principally netting by tax jurisdiction	(4.5)	4.5	(4.6)	4.6

Net total deferred tax liabilities	-	(18.2)	-	(14.7)
Net current deferred tax liabilities	-	(1.8)	-	(1.8)

Net noncurrent deferred tax liabilities	$-	$(16.4)	$-	$(12.9)

Principally as a result of the withdrawal of certain Belgian and Norwegian assessments, we recognized a $2.4 million income tax benefit in 2006 related to the total reduction in our income tax contingency reserve.

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

Note 8 - Employee benefit plans:

Defined contribution plans.  We maintain various defined contribution pension plans with our contributions based on matching or other formulas.  Defined contribution plan expense was not material in 2006, 2007 or 2008.

Changes in Accounting - defined benefit plans.  In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  SFAS No. 158 requires us to recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension and postretirement benefit plans on our Consolidated Balance Sheets.  This standard does not change the existing recognition and measurement requirements that determine the amount of periodic benefit cost we recognize in net income.

We adopted the asset and liability recognition and disclosure requirements of SFAS No. 158 effective December 31, 2006 on a prospective basis, in which we recognized through other comprehensive income all of our prior unrecognized gains and losses and prior service costs or credits, net of tax, as of December 31, 2006.  The effect of adopting the asset and liability recognition requirements of this standard resulted in a $14.4 million net decrease in our accumulated other comprehensive income (loss), consisting of our loss related to our defined benefit pension plans.  Starting January 1, 2007, we recognize all changes in the funded status of these plans through comprehensive income (loss), net of tax.  Any future changes will be recognized either in net income (loss), to the extent they are reflected in periodic benefit cost, or through other comprehensive income (loss).

Prior to December 31, 2007 we used September 30 as a measurement date for our defined benefit pension plans. In accordance with the measurement date requirements of SFAS No. 158, effective December 31, 2007 we commenced to use a December 31 measurement date for all of our defined benefit pension plans using a 15 month net periodic benefit cost based on the September 30, 2006 actuarial valuations.  Accordingly, four-fifths of the net periodic benefit cost for such 15-month period has been included in the determination of our net income for 2007, and one-fifth of the net periodic benefit cost for such 15-month period, net of income taxes, has been allocated as a direct adjustment to our retained deficit in accordance with the transition provisions of the standard to reflect the change in measurement dates.  To the extent the net periodic benefit cost included amortization of unrecognized actuarial losses, prior service cost and net transition obligations, which were previously recognized as a component of accumulated other comprehensive income at December 31, 2006, the effect on retained earnings, net of income taxes, was offset by a change in our accumulated other comprehensive income.

Defined benefit plans.  We maintain various defined benefit pension plans.  Employees are covered by plans in their respective countries.

We expect to contribute the equivalent of approximately $2.2 million to all of our defined benefit pension plans during 2009.  Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In millions)
2009	$2.9
2010	3.0
2011	3.2
2012	5.0
2013	2.9
Next five years	17.1

The funded status of our defined benefit pension plan is presented in the table below.

	December 31,
	2007	2008
	(In millions)

Change in projected benefit obligations (“PBO”):
Benefit obligations at beginning of year	$74.8	$71.7
Change in measurement date, net	1.3	-
Service cost	2.2	1.7
Interest cost	3.6	3.8
Participant contributions	.2	.1
Actuarial (gains) losses	(13.9)	3.1
Change in currency exchange rates	9.3	(14.4)
Benefits paid	(5.8)	(5.1)

Benefit obligations at end of year	71.7	60.9

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	60.2	65.7
Actual return on plan assets	.9	.5
Employer contributions	2.1	2.7
Participant contributions	.2	.1
Change in currency exchange rates	8.1	(13.1)
Benefits paid	(5.8)	(5.1)

Fair value of plan assets at end of year	$65.7	$50.8

Funded status	$(6.0)	$(10.1)

Amounts recognized in the balance sheet:
Accrued pension cost:
Current	$-	$-
Non current	(6.0)	(10.1)

Total	$(6.0)	$(10.1)

Accumulated other comprehensive loss:
Actuarial loss	$10.1	$15.2
Prior service cost	2.1	1.8
Net transition obligation	.5	.4

Total	$12.7	$17.4

Accumulated benefit obligations (“ABO”)	$57.1	$48.0

The amounts shown in the table above for actuarial losses, prior service cost and net transition obligation at December 31, 2007 and 2008 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years.  In accordance with SFAS No. 158, these amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 31, 2007 and 2008.  We expect to recognize approximately $.4 million of the actuarial loss, $.3 million of the prior service cost and $.2 million of the net transition obligation, respectively, as of December 31, 2008, as components of our net periodic pension cost in 2009.

The table below details the changes in plan assets and benefit obligations recognized in accumulated other comprehensive income (loss) during 2007 and 2008.

	Years Ended December 31, 2008
	2007	2008
	(In millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Current year:
Net actuarial gain (loss)	$12.4	$(5.6)
Amortization of unrecognized:
Prior service cost	.3	.3
Net transition obligations	.2	.1
Net actuarial losses	1.3	.5
Change in measurement date:
Prior service cost	.1	-
Net actuarial losses	.3	-

Total	$14.6	$(4.7)

The components of our net periodic defined benefit pension cost are presented in the table below.  The amounts shown below for the amortization of prior service cost, net transition obligations and recognized actuarial losses for 2007 and 2008 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2006 and 2007, respectively, net of deferred income taxes.

	Years ended December 31,
	2006	2007	2008
	(In millions)

Net periodic pension cost:
Service cost benefits	$2.3	$2.2	$1.7
Interest cost on PBO	3.2	3.6	3.8
Expected return on plan assets	(3.1)	(3.1)	(3.6)
Amortization of prior service cost	.3	.3	.3
Amortization of net transition obligations	.1	.1	.1
Recognized actuarial losses	1.5	1.3	.5

Total	$4.3	$4.4	$2.8

The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2007 and 2008 are presented in the table below.  Such weighted-average rates were determined using the projected benefit obligations at each date.

	December 31,
Rate	2007	2008

Discount rate	5.5%	5.8%
Increase in future compensation levels	3.0%	3.0%

The weighted-average rate assumptions used in determining the net periodic pension cost for 2006, 2007 and 2008 are presented in the table below.  The weighted-average discount rate and the weighted-average increase in future compensation levels were determined using the projected benefit obligations as of the beginning of each year, and the weighted-average long-term return on plan assets was determined using the fair value of plan assets as of the beginning of each year.

	Years ended December 31,
Rate	2006	2007	2008

Discount rate	4.4%	4.7%	5.5%
Increase in future compensation levels	3.0%	3.0%	3.0%
Long-term return on plan assets	5.5%	6.4%	5.5%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expenses and funding requirements in future periods.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components.  In addition, we receive advice about appropriate long-term rates of return from third-party actuaries.  We currently have a plan asset target allocation of 14% to equity securities, 64% to fixed income securities and the remainder primarily to cash and liquid investments.  The expected long-term rate of return for such investments is approximately 8.5%, 5.0% and 4.5%, respectively.  The plan asset allocation at December 31, 2008 was 14% to equity securities, 83% to fixed income securities and the remainder invested primarily cash and liquid investments (2007 – 18%, 68% and 14%, respectively).

We regularly review our actual asset allocation for each of our plans, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

Note 9 - Related party transactions:

We may be deemed to be controlled by Harold C. Simmons.  See Note 1.  Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, tax sharing agreements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly held minority equity interest in another related party.  While no transactions of the type described above are planned or proposed with respect to us other than as set forth in these financial statements, we from time to time consider, review and evaluate such transactions and understand that Contran and related entities consider, review and evaluate such transactions.  Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future.

We are party to services and cost sharing agreements among several of our affiliates whereby Kronos, KII and other affiliates provide certain management, financial, insurance and administrative services to us on a fee basis.  Our expense was approximately $.9 million in 2006 and 2007 and $.7 million in 2008 related to these services and costs.

Tall Pines Insurance Company and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including ourselves.  Tall Pines and EWI are subsidiaries of Valhi.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker.  The aggregate premiums we paid to Tall Pines and EWI were $3.1 million in 2006 and $2.3 million in each of 2007 and 2008.  These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines and EWI.  Tall Pines purchases reinsurance for substantially all of the risks it underwrites.  We expect that these relationships with Tall Pines and EWI will continue in 2009.

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

We purchase from and sell to our affiliates a significant amount of TiO2.  Sales of TiO2 to our affiliates were $119.5 million in 2006, $124.3 million in 2007 and $122.0 million in 2008.  Purchases of TiO2 from our affiliates were $62.9 million in 2006, $74.4 million in 2007 and $55.6 million in 2008.

Sales of ilmenite to our affiliate in Germany were $21.8 million in 2006, $21.3 million in 2007 and $25.2 million in 2008.

Kronos (US), Inc. (KUS) purchases the rutile and slag feedstock used as a raw material in all of our chloride process TiO2 facilities.  We purchase such feedstock from KUS for use in our facilities for an amount equal to the amount paid by KUS to the third-party supplier plus a 2.5% administrative fee.  Such feedstock purchases were $46.9 million in 2006, $55.7 million in 2007 and $59.2 million in 2008.

We pay royalties to KII for use of certain of KII’s intellectual property.  These royalties totaled $12.9 million in 2006 and $13.4 million in each of 2007 and 2008, and are included as a component of cost of sales.

During 2006, 2007 and 2008, we were party to an accounts receivable factoring agreement with one or more of our affiliates whereby we factored our export accounts receivable without recourse for a fee of 0.85% for our export receivables related to our Belgian operations and 1.2% for export receivables related to our Norwegian operations.  Upon our non-recourse transfer, the affiliate assumed all risk pertaining to the factored receivables, including, but not limited to, exchange control risks, risks pertaining to the bankruptcy of a customer and risks related to late payments.  Our export receivables sold pursuant to the factoring agreement during 2006, 2007 and 2008 aggregated $124.9 million, $141.7 million and $165.5 million, respectively.

Receivables from affiliates at December 31, 2007 and 2008 relate primarily to amounts owed to us by our affiliate in Germany, and payables to affiliates relate principally to KII and Kronos. These amounts generally relate to product purchases and sales.  The receivable from our German affiliate also includes accounts receivable factoring fees.

Note 10 – NL common stock options held by our employees:

At December 31, 2008, our employees held options to purchase approximately 10,000 shares of NL common stock, of which 5,000 are exercisable at various dates through 2010 at an exercise price ranging from $5.63 to $11.49 per share and 5,000 are exercisable at various dates through 2011 at an exercise price of $11.49 per share.

Note 11 - Commitments and contingencies:

Environmental matters. Our operations are governed by various environmental laws and regulations.  Certain of our businesses are, or have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations.  As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage.  We have implemented and continue to implement various policies and programs in an effort to minimize these risks.  Our policy is to maintain compliance with applicable environmental laws and regulations at all our facilities and to strive to improve our environmental performance.  From time to time, we may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs.  It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies there under, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances.  We believe all of our plants are in substantial compliance with applicable environmental laws.

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

Concentrations of credit risk.  Sales of TiO2 accounted for approximately 77%, 78% and 75% of our sales during 2006, 2007 and 2008, respectively.  The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process) and the manufacture and sale of certain titanium chemical products (derived from co-products of the TiO2 production process).  We sell TiO2 to the paint, plastics and paper industries.  Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions.  We sell TiO2 to over 1,000 customers, with the top ten external customers approximating 24% of net sales in 2006 and 22% of net sales in each of 2007 and 2008.  We did not have sales to a single customer of over 10% in any of the previous three years.  Approximately 84% of our TiO2 sales by volume were to Europe in 2006 and 86% in 2007 and 2008.  Approximately 9% of sales by volume were to North America in 2006, 5% in 2007 and 4% in 2008.

Long-term contracts.  KUS has long-term supply contracts that provide for certain of its affiliates’ TiO2 feedstock requirements through 2011 including ours.  The agreements require KUS to purchase certain minimum quantities of feedstock with minimum annual purchase commitments aggregating approximately $505 million at December 31, 2008.  The agreements require that we and certain of our affiliates purchase chloride process feedstock underlying these long-term supply contracts from KUS.  In addition, we have other long-term supply and service contracts that provide for various raw materials and services through 2014.  These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $2 million at December 31, 2008.

Operating leases. We lease various manufacturing and office space and transportation equipment pursuant to operating leases.  Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively.  In most cases we expect that, in the normal course of business, such leases will be renewed or replaced by other leases.  Net rent expense approximated $3 million in each of 2006, 2007 and 2008.  At December 31, 2008, minimum rental commitments under the terms of noncancellable operating leases were as follows:

Years ending December 31,	Amount
(in millions)

2009	$.8
2010	.7
2011	.6
2012	.6
2013	.4

Total	$3.1

Note 12 - Financial instruments:

We adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis.  SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements.  The statement requires fair value measurements to be classified and disclosed in one of three categories, see Note 1.

There was no impact for the adoption of SFAS No. 157 to the Consolidated Financial Statements. The following table summarizes the valuation of our short-term investments and financial instruments by the above SFAS No. 157 categories as of December 31, 2008:

	Fair Value Measurements at December 31, 2008
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Marketable securities	$3.5	$3.5	$-	$-

Currency forward contracts	(2.6)	(2.6)	-	-

Certain of our sales generated by our operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Derivatives used to hedge forecasted transactions and specific cash flows associated with non-functional currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges.  Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings.  Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions.  During 2007 and 2008, we have not used hedge accounting for any of our contracts.  We held no such currency forward contracts at December 31, 2007 and held no other significant derivative contracts at December 31, 2007 or 2008.  In the fourth quarter of 2008 we entered into a series of currency forward contracts.  The fair value of the currency forward contracts is determined using Level 1 inputs as defined in SFAS No. 157 based on the foreign currency spot forward rates quoted by banks.  At December 31, 2008 we had currency forward contracts to exchange:

•
an aggregate $57 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 6.91 to kroner 7.18.  These contracts with DnB Nor Bank ASA mature from January 2009 through December 2009 at a rate of $.5 million to $2.5 million per month.  At December 31, 2008, the actual exchange rate was kroner 7.0 per U.S. dollar.

•
an aggregate euro 16.4 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.64 to kroner 9.23.  These contracts with DnB Nor Bank ASA mature from January 2009 through December 2009 at a rate of euro .5 million to euro .7 million per month.  At December 31, 2008, the actual exchange rate was kroner 9.7 per euro.

The estimated fair value of such currency forward contracts at December 31, 2008 was a $2.6 million net liability, of which $.3 million is recognized as part of prepaid expenses and $2.9 million is recognized as part of accounts payable and accrued liabilities in our Consolidated Balance Sheets and a corresponding $2.6 million foreign currency transaction loss in our Consolidated Statements of Income.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2007 and 2008.

	December 31,
	2007		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)

Cash, cash equivalents and restricted cash	$6.5	$6.5	$2.6	$2.6

Long-term debt:
Revolving credit facility	$-	$-	$25.3	$25.3
Other-primarily capital leases	5.3	5.3	3.4	3.4

At December 31, 200 and 2008, the estimated market price of the 6.5% Notes was approximately euro 860 and euro 230 per euro 1,000 principal amount, respectively.

Note 13 – Recent accounting pronouncements:

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

Fair Value Option. In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits companies to chose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not to only specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for us.  SFAS No. 159 became effective for us on January 1, 2008.  We did not elect to measure any eligible items at fair value in accordance with this new standard either at the date we adopted the new standard or subsequently during 2008; therefore the adoption of this standard did not have a material effect on our Consolidated Financial Statements.

Derivative Disclosures. In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position and performance and cash flows.  This statement will become effective for us in the first quarter of 2009.  We periodically use currency forward contracts to manage a portion of our currency exchange rate market risk associated with trade receivables or future sales.  Because our prior disclosures regarding these forward contracts have substantially met all of the applicable disclosure requirements of the new standard, we do not believe the enhanced disclosure requirements of this new standard will have a significant effect on our Consolidated Financial Statements.  See Note 12.

Uncertain Tax Positions.  On January 1, 2007, we adopted FIN 48, Accounting for Uncertain Tax Positions.  FIN 48 clarifies when and how much of a benefit we can recognize in our consolidated financial statements for certain positions taken in our income tax returns under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves.  Among other things, FIN 48 prohibits us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.  FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard.  We are required to classify any future reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position.  At December 31, 2007 and 2008 our reserve for uncertain tax positions was nil.

We file income tax returns in Belgium and Norway.  Our non-U.S. income tax returns are generally considered closed to examination for years prior to 2003 for Belgium and 1999 for Norway.

Benefit Plan Asset Disclosures. During the fourth quarter of 2008, the FASB issued FSP SFAS 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends SFAS No. 87, 88 and 106 to require expanded disclosures about employers’ pension plan assets.  FSP 132 (R)-1 will be effective for us beginning with our 2009 annual report, and we will provide the expanded disclosures about our pension plan assets at that time.