Form 10-Q
period 2009-06-30
KRONOS INTERNATIONAL INC
filed 2009-08-05
CIK 1176236

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009
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

*	The registrant has not yet been phased into the interactive data requirements.

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

Number of shares of the Registrant's common stock outstanding on July 31, 2009: 2,968.

The Registrant is a wholly owned subsidiary of Kronos Worldwide, Inc. (File No. 1-31763) and meets the conditions set forth in General Instructions H(1)(a) and H(1)(b) of Form 10-Q for reduced disclosure format.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page
		number

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	December 31, 2008; June 30, 2009 (Unaudited)	3

	Condensed Consolidated Statements of Operations (Unaudited) -
	Three and six months ended June 30, 2008 and 2009	5

	Condensed Consolidated Statement of Stockholder’s
	Equity and Comprehensive Income (Loss) (Unaudited) -
	Six months ended June 30, 2009	6

	Condensed Consolidated Statements of Cash Flows (Unaudited) -
	Six months ended June 30, 2008 and 2009	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	26

Item 4.	Controls and Procedures	26

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 6.	Exhibits	28

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,	June 30,
	2008	2009
		(Unaudited)

Current assets:
Cash and cash equivalents	$10.8	$65.3
Restricted cash	1.5	1.0
Accounts and other receivables	132.1	151.1
Inventories	303.9	185.8
Prepaid expenses and other	3.0	3.7

Total current assets	451.3	406.9

Other assets:
Deferred financing costs, net	6.8	6.0
Deferred income taxes	166.4	187.4
Other	4.6	4.5

Total other assets	177.8	197.9

Property and equipment:
Land	35.9	40.4
Buildings	171.9	173.9
Equipment	807.8	825.5
Mining properties	73.9	104.7
Construction in progress	37.9	14.0

	1,127.4	1,158.5
Less accumulated depreciation and amortization	703.0	734.9

Net property and equipment	424.4	423.6

Total assets	$1,053.5	$1,028.4

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDER’S EQUITY	December 31, 2008	June 30, 2009
		(Unaudited)
Current liabilities:
Current maturities of long-term debt	$.8	$73.4
Accounts payable and accrued liabilities	147.8	137.4
Income taxes	3.6	5.6
Deferred income taxes	4.6	4.6

Total current liabilities	156.8	221.0

Noncurrent liabilities:
Long-term debt	604.8	566.4
Deferred income taxes	13.0	13.0
Accrued pension cost	114.0	109.4
Other	27.6	28.0

Total noncurrent liabilities	759.4	716.8

Stockholder’s equity:
Common stock	.3	.3
Additional paid-in capital	1,947.6	1,954.5
Retained deficit	(1,425.1)	(1,475.3)
Notes receivable from affiliates	(214.5)	(224.6)
Accumulated other comprehensive loss	(171.0)	(164.3)

Total stockholder’s equity	137.3	90.6

Total liabilities and stockholder’s equity	$1,053.5	$1,028.4

Commitments and contingencies (Notes 6 and 9)

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009

	(Unaudited)

Net sales	$291.5	$196.7	$531.1	$368.3
Cost of sales	241.4	197.7	435.9	375.7

Gross margin	50.1	(1.0)	95.2	(7.4)

Selling, general and administrative expense	37.1	26.5	70.7	53.2
Currency transaction gains (losses), net	(.3)	(.7)	(3.3)	5.8
Other operating income, net	1.4	1.2	3.2	2.6

Income (loss) from operations	14.1	(27.0)	24.4	(52.2)

Other income (expense):
Interest income	6.0	.1	11.9	.1
Interest expense	(10.7)	(10.0)	(20.9)	(19.3)

Income (loss) before income taxes	9.4	(36.9)	15.4	(71.4)

Income tax benefit	(3.5)	(10.8)	(1.3)	(21.2)

Net income (loss)	$12.9	$(26.1)	$16.7	$(50.2)

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)

Six months ended June 30, 2009

(In millions)

		Additional		Notes receivable	Accumulated other	Total
	Common stock	paid-in capital	Retained deficit	from affiliates	comprehensive loss	stockholder’s equity	Comprehensive income (loss)
	(Unaudited)

Balance at December 31, 2008	$.3	$1,947.6	$(1,425.1)	$(214.5)	$(171.0)	$137.3

Net loss	-	-	(50.2)	-	-	(50.2)	$(50.2)

Other comprehensive income, net	-	-	-	-	6.7	6.7	6.7

Intercompany interest – Kronos Worldwide, Inc., net	-	6.9	-	(10.1)	-	(3.2)	-

Balance at June 30, 2009	$.3	$1,954.5	$(1,475.3)	$(224.6)	$(164.3)	$90.6

Comprehensive loss							$(43.5)

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six months ended June 30,
	2008	2009
	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$16.7	$(50.2)
Depreciation and amortization	23.7	19.8
Deferred income taxes	(5.5)	(23.9)
Defined benefit pension plan expense less than cash funding	(2.0)	(2.7)
Other, net	1.2	.5
Change in assets and liabilities:
Accounts and other receivables	(52.6)	(15.2)
Inventories	2.0	114.1
Prepaid expenses	(.7)	(.4)
Accounts payable and accrued liabilities	14.2	(11.6)
Income taxes	(2.4)	2.7
Accounts with affiliates	(7.7)	3.3
Other, net	(.3)	.3

Net cash provided by (used in) operating activities	(13.4)	36.7

Cash flows from investing activities:
Capital expenditures	(32.0)	(13.3)
Change in restricted cash, net	.3	.5

Net cash used in investing activities	(31.7)	(12.8)

Cash flows from financing activities:
Indebtedness:
Borrowings	33.2	29.1
Principal payments	(5.6)	(.7)
Deferred financing fees	(.9)	-
Dividends paid	(35.0)	-

Net cash provided by (used in) financing activities	(8.3)	28.4

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(53.4)	52.3
Currency translation	1.5	2.2
Cash and cash equivalents at beginning of period	67.0	10.8

Cash and cash equivalents at end of period	$15.1	$65.3

Supplemental disclosures:
Cash paid for (received):
Interest	$21.3	$18.8
Income taxes	5.8	(.8)
Accrual for capital expenditures	5.1	.7
Capital lease obligation incurred	-	3.6

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

Note 1 -                           Organization and basis of presentation:

Organization – We are a wholly-owned subsidiary of Kronos Worldwide, Inc. ("Kronos") (NYSE: KRO).  We are incorporated in the state of Delaware, U.S.A., with our seat of management in Leverkusen, Germany.  At June 30, 2009, Valhi, Inc. (NYSE: VHI) held approximately 59% of Kronos’ outstanding common stock and NL Industries, Inc. (NYSE: NL) held an additional 36% of Kronos’ common stock.  Valhi owns approximately 83% of NL’s outstanding common stock.  Approximately 94% of Valhi’s outstanding common stock is held by subsidiaries of Contran Corporation.  Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is sole trustee), or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of these companies.

Basis of presentation – The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008 that we filed with the Securities and Exchange Commission (“SEC”) on March 11, 2009 (the “2008 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet and Statement of Stockholder’s Equity and Comprehensive Income (Loss) at December 31, 2008 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2008) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim periods ended June 30, 2009 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2008 Consolidated Financial Statements contained in our 2008 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos International, Inc. and its subsidiaries taken as a whole.

Note 2 – Accounts and other receivables:

	December 31, 2008	June 30, 2009
	(In millions)
Trade receivables	$113.5	$133.5
Recoverable VAT and other receivables	18.5	18.2
Refundable income taxes	.7	-
Receivable from affiliate - Kronos Canada	1.2	1.4
Allowance for doubtful accounts	(1.8)	(2.0)

Total	$132.1	$151.1

Note 3 -                           Inventories:

	December 31, 2008	June 30, 2009
	(In millions)

Raw materials	$58.7	$42.6
Work in process	16.1	10.8
Finished products	183.2	84.3
Supplies	45.9	48.1

Total	$303.9	$185.8

Note 4 -                           Accounts payable and accrued liabilities:

	December 31, 2008	June 30, 2009
	(In millions)

Accounts payable	$81.8	$62.8
Employee benefits	16.0	16.3
Accrued sales discounts and rebates	11.6	11.3
Payable to affiliates:
Kronos (US), Inc.	13.3	16.8
Kronos Canada	-	.3
Accrued interest	7.7	8.1
Other	17.4	21.8

Total	$147.8	$137.4

Note 5 - Long-term debt:

	December 31, 2008	June 30, 2009
	(In millions)
Long term debt:
6.5% Senior Secured Notes	$560.0	$561.3
Revolving credit facility	42.2	71.8
Other	3.4	6.7

Total debt	605.6	639.8
Less current maturities	.8	73.4

Total long-term debt	$604.8	$566.4

During the first six months of 2009, we borrowed a net euro 21 million ($29.6 million) under our bank credit facility.  The average interest rate on these borrowings at June 30, 2009 was 3.14%.

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

The credit facility described above requires the respective borrowers to maintain minimum levels of equity, requires the maintenance of certain financial ratios, limits dividends and additional indebtedness and contains other provisions and restrictive covenants customary in lending transactions of this type.  In this regard, in the first half of 2009 we reduced our production levels in response to the current economic environment, which has favorably impacted our liquidity and cash flows by reducing our inventory levels.  The reduced capacity utilization levels negatively impacted our 2009 results of operations due to the resulting unabsorbed fixed production costs that are charged to expense as incurred.  Furthermore, our lower sales negatively impacted our results of operations in the first half of 2009.   As a result, we did not expect we would be able to maintain compliance with the required financial ratio of the borrowers’ net secured debt to earnings before income taxes, interest and depreciation, as defined in the credit facility, for the 12-month period ending March 31, 2009.  On March 20, 2009, the lenders associated with our revolving credit facility waived compliance with such required financial ratio for the 12-month period ending March 31, 2009.  The lenders subsequently waived compliance with this financial ratio two additional times, and currently the lenders have waived compliance through the 12-month period ending August 31, 2009.  We did not pay any fee to the lenders to obtain these waivers.  Absent receiving the waivers we would have been in violation of this financial ratio.  In addition, we believe it is probable that we will not be able to comply with this financial ratio for the remainder of 2009.  As a result, we have classified the outstanding balance of the European credit facility as a current liability at June 30, 2009.

We have been involved in discussions with the lenders to amend the terms of the existing revolving credit facility to eliminate the requirement to maintain this financial ratio until at least March 31, 2010.  While we believe it is possible we can obtain such an amendment to eliminate this financial ratio through at least March 31, 2010, there is no assurance that such amendment will be obtained, or if obtained that the requirement to maintain the financial ratio will be eliminated (or waived, in the event the lenders would only agree to a waiver and not an amendment to eliminate the covenant itself) through at least March 31, 2010.   Any such amendment or waiver which we might obtain could increase our future borrowing costs, either from a requirement that we pay a higher rate of interest on outstanding borrowings and/or pay a fee to the lenders as part of agreeing to such amendment or waiver.  We currently are unable to borrow the unused availability under our revolver while we seek the amendment to such facility, as discussed above.

In the event we are not successful in obtaining the amendment or waiver of the existing revolving credit facility to eliminate the requirement to maintain the financial ratio, we would seek to refinance such facility with a new group of lenders with terms that would not include such financial covenant or, if required, use our existing liquidity resources (which could include funds provided by our affiliates).   While there is no assurance that we would be able to refinance the existing revolving credit facility with a new group of lenders, we believe these other sources of liquidity available to us should allow us to refinance the existing revolving credit facility.  If required, we believe by undertaking one or more of these steps we would be successful in maintaining sufficient liquidity to meet our future obligations including operations, capital expenditures and debt service for the next 12 months.

The terms of the indenture governing the Senior Secured Notes limits our ability to pay dividends and make other restricted payments.  At June 30, 2009, the maximum amount of dividends and other restricted payments that we could make (the “Restricted Payment Basket”) was nil.  The indenture currently prohibits us from utilizing such Restricted Payment Basket because we have not met a specified financial ratio contained in the indenture; such prohibition will continue until such time as we meet the specified financial ratio.

Note 6 - Income taxes:

	Six months ended June 30,
	2008	2009
	(In millions)

Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$5.4	$(25.0)
Non-U.S. tax rates	(.8)	2.2
Nondeductible expenses	.8	1.5
German tax attribute	(7.2)	-
Change in reserve for uncertain tax positions	.8	.7
Other	(.3)	(.6)

Total	$(1.3)	$(21.2)

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

Note 7 – Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(In millions)

Service cost	$1.1	$1.4	$2.1	$2.7
Interest cost	5.1	4.4	10.0	8.7
Expected return on plan assets	(3.6)	(2.9)	(7.0)	(5.7)
Amortization of prior service cost	.2	.1	.3	.2
Amortization of net transition obligations	-	-	.1	.1
Recognized actuarial losses	1.1	1.1	2.1	2.1

Total	$3.9	$4.1	$7.6	$8.1

Contributions – We expect our 2009 contributions for our pension plans to be consistent with the amounts we disclosed in our 2008 Annual Report.

Note 8 – Other noncurrent liabilities:

	December 31, 2008	June 30, 2009
	(In millions)

Reserve for uncertain tax positions	$13.1	$14.2
Employee benefits	8.8	8.8
Insurance claims and expenses	1.5	.8
Other	4.2	4.2

Total	$27.6	$28.0

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

Note 10 – Financial Instruments:

The following table summarizes the valuation of our short-term investments and financial instruments recorded on a fair value basis in accordance with SFAS No. 157, Fair Value Measurements, categories as of December 31, 2008 and June 30, 2009:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Currency forward contracts
December 31, 2008	$(2.6)	$(2.6)	$-	$-
June 30, 2009	(.4)	(.4)	-	-

Certain of our sales generated by our operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.

At June 30, 2009, we had currency forward contracts to exchange an aggregate euro 21.4 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.68 to kroner 9.23 per euro.  These contracts with DnB Nor Bank ASA mature from July 2009 through June 2010 at a rate of euro .5 million to euro 1.7 million per month, subject to early redemption provisions at our option.  At June 30, 2009, the actual exchange rate was kroner 9.02 per euro.  The estimated fair value of such currency forward contracts at June 30, 2009 was a $.4 million net liability, which is the net result of $.1 million recognized as part of Prepaid Expenses and Other and $.5 million recognized as part of Accounts Payable and Accrued Liabilities in our Condensed Consolidated Balance Sheet.  There is also a corresponding $.4 million currency transaction loss in our Condensed Consolidated Statement of Operations.  To the extent we held such contracts during 2008, we did not use hedge accounting for any of such contracts, and we are not currently using hedge accounting for our existing contracts.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure.

	December 31,		June 30,
	2008		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)

Cash, cash equivalents and restricted cash	$12.3	$12.3	$66.3	$66.3

Notes payable and long-term debt:
Fixed rate with market quotes -
6.5% Senior Secured Notes	$560.0	$129.4	$561.3	$214.1
European revolving credit facility	42.2	42.2	71.8	71.8

At June 30, 2009, the estimated market price of the 6.5% Senior Secured Notes was approximately euro 380 per euro 1,000 principal amount.  The fair value of our 6.5% Senior Secured Notes is based upon quoted market prices at each balance sheet date; these quoted market prices represent Level 2 inputs as defined by SFAS No. 157 because the markets in which the Senior Secured Notes trade are not active.  The fair value of variable interest rate debt is deemed to approximate book value.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 11 – Recent accounting pronouncements:

Fair Value Measurements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 which became effective for us on January 1, 2008.  SFAS No. 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements.  SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods.  In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157 which delayed the provisions of SFAS No. 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  All of our fair value measurements are in compliance with SFAS No. 157 at June 30, 2009. The adoption of this standard did not have a material effect on our Condensed Consolidated Financial Statements.

Fair Value Disclosure.  In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP requires us to disclose the fair value of all financial instruments for which it is practicable to estimate the value, whether recognized or not in the statement of financial position, as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments at interim as well as annual periods.   Prior to the adoption of the FSP, we were only required to disclose this information annually.  This FSP became effective for us in the second quarter of 2009, and is included in Note 11 to our Condensed Consolidated Financial Statements.  The adoption of the FSP did not affect our Condensed Consolidated Financial Statements.

Derivative Disclosures. In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, which became effective for us in the first quarter of 2009.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position and performance and cash flows.  We periodically use currency forward contracts to manage a portion of our currency exchange rate market risk associated with trade receivables or future sales.  The contracts we have outstanding at June 30, 2009 are marked to market and are not accounted for under hedge accounting.  See Note 11.  Because our prior disclosures regarding these forward contracts substantially met all of the applicable disclosure requirements of the new standard, its effectiveness did not have a significant effect on our Condensed Consolidated Financial Statements.

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

Other-Than-Temporary-Impairments.  In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary-Impairments.  The FSP amends existing guidance for the recognition and measurement of other-than-temporary impairments for debt securities classified as available-for-sale and held-to-maturity and expands the disclosure requirements for interim and annual periods for available-for-sale and held-to-maturity debt and equity securities, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized.  This FSP became effective for us in the second quarter of 2009 and it did not have a material effect on our Condensed Consolidated Financial Statements.

Subsequent Events. In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, which are referred to as subsequent events. The statement clarifies existing guidance on subsequent events including a requirement that a public entity should evaluate subsequent events through the issue date of the financial statements, the determination of when the effects of subsequent events should be recognized in the financial statements and disclosures regarding all subsequent events.  SFAS No. 165 also requires a public entity to disclose the date through which an entity has evaluated subsequent events; we have evaluated for subsequent events though August 4, 2009 which is the date this report was filed with the SEC.  SFAS No. 165 became effective for us in the second quarter of 2009 and its adoption did not have a material effect on our Condensed Consolidated Financial Statements.

GAAP Hierarchy. In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162.  SFAS No. 168 establishes the Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP.  The Codification is not intended to change GAAP but consolidates all existing GAAP sources into a single set of comprehensive standards.  SFAS No. 168 will become effective for us in the third quarter of 2009, and this will not have a material effect on our Condensed Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Business and results of operations overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”).  TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products.  For the six months ended June 30, 2009, approximately three-fourths of our sales volumes were into European markets.  We believe we are the second largest producer of TiO2 in Europe with an estimated 19% share of European TiO2 sales volumes.  Our production facilities are located throughout Europe.

We reported a net loss of $26.1 million in the second quarter of 2009 as compared to net income of $12.9 million in the second quarter of 2008.  For the first six months of 2009, we reported a net loss of $50.2 million, compared to net income of $16.7 million in the first six months of 2008.  Our net income decreased in 2009 as compared to the same periods of 2008 primarily due to the net effects of lower income from operations in 2009 resulting principally from lower sales and production volumes in the 2009 periods. In late 2008, as a result of the decrease in global demand, we experienced a build up in our inventory level. In order to decrease our inventory levels and improve our liquidity, we implemented production curtailments. Through these curtailments we have successfully reduced our inventory levels and increased our liquidity, although the resulting curtailments led to a net loss due to the large amounts of unabsorbed fixed production costs we charged to expense as incurred.

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

•	Changes in raw material and other operating costs (such as energy costs)
•	General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2)
•	Competitive products and substitute products
•	Customer and competitor strategies
•	Potential consolidation or solvency of our competitors
•	The impact of pricing and production decisions
•	Competitive technology positions
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts
•	The introduction of trade barriers
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro and the Norwegian krone)
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions)
•	The timing and amounts of insurance recoveries
•	Our ability to renew, amend, refinance or comply with our credit facilities
•	Our ability to maintain sufficient liquidity
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters
•	The ultimate ability to utilize income tax attributes, the benefits of which have been recognized under the more-likely-than-not recognition criteria
•	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities)
•	Government laws and regulations and possible changes therein
•	The ultimate resolution of pending litigation
•	Possible future litigation

Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.  We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of changes in information, future events or otherwise.

Results of operations

We consider TiO2 to be a “quality of life” product, with demand affected by gross domestic product (or “GDP”) in various regions of the world.  Over the long-term, we expect that demand for TiO2 will grow by 2% to 3% per year, consistent with our expectations for the long-term growth in GDP.  However, even if we and our competitors maintain consistent shares of the worldwide market, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP, in part due to relative changes in the TiO2 inventory levels of our customers.  We believe that our customers’ inventory levels are partly influenced by their expectation for future changes in market TiO2 selling prices.  The majority of our TiO2 grades and substantially all of our production are considered commodity pigment products; we compete for sales primarily on the basis of price.

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

Quarter ended June 30, 2009 compared to the Quarter ended June 30, 2008-

	Three months ended June 30,
	2008		2009
	(Dollars in millions)

Net sales	$291.5	100%	$196.7	100%
Cost of sales	241.4	83	197.7	101
Gross margin	50.1	17	(1.0)	(1)
Other operating expenses, net	36.0	12	26.0	13
Income (loss) from operations	$14.1	5%	$(27.0)	(14)%

Ti02 operating statistics:
Sales volumes*	95		76	(20)%
Production volumes*	92		56	(39)%

Percent change in net sales:
TiO2 product pricing				(1)%
TiO2 sales volumes				(20)
TiO2 product mix				(3)
Changes in currency exchange rates				(9)

Total				(33)%
________________________________

* Thousands of metric tons

Net sales – Net sales decreased 33% or $94.8 million compared to the second quarter of 2008 primarily due to a 20% decrease in sales volumes and the negative impact of currency exchange rates.  We estimate the unfavorable effect of changes in currency exchange rates decreased our net sales by approximately $26 million, or 9%, as compared to the same period in 2008.  We expect average selling prices in the second half of 2009 to be higher than the average selling prices in the first half of 2009, as discussed below.

Sales volumes in the second quarter of 2009 were 20% lower compared to 2008 due to the impact of lower demand in our markets resulting from the current economic conditions.

Cost of sales - Cost of sales decreased $43.7 million or 18% in the second quarter of 2009 compared to 2008 primarily due to the impact of a 20% decrease in sales volumes, a 39% decrease in TiO2 production volumes, a decrease in maintenance costs of $7.1 million and currency fluctuations (primarily the euro).  Cost of sales as a percentage of net sales increased to 101% in the second quarter of 2009 compared to 83% in the second quarter of 2008 due to the unfavorable effects of the significant amount of unabsorbed fixed production costs resulting from reduced production volumes. TiO2 production volumes decreased due to temporary plant curtailments, which continued from the first quarter into the second quarter of 2009 and resulted in approximately $28 million of unabsorbed fixed production costs which were charged directly to cost of sales in the second quarter of 2009.

Income (loss) from operations – Income (loss) from operations declined by $41.1 million from income from operations of $14.1 million in the second quarter of 2008 to a loss from operations of $27.0 million in the second quarter of 2009.   Income (loss) from operations as a percentage of net sales declined to (14%) in the second quarter of 2009 from 5% in the same period for 2008.  This decrease is driven by the decline in gross margin, which fell to (1%) for the second quarter of 2009 compared to 17% for the second quarter of 2008.  Our gross margin has decreased primarily because of lower sales volumes and higher manufacturing costs resulting from lower production volumes. Changes in currency rates have positively affected our gross margin and income (loss) from operations.  We estimate that changes in currency exchange rates positively affected income (loss) from operations by approximately $11 million in the second quarter of 2009 as compared to the same period in 2008.

Other non-operating income (expense) – Despite the increase in total debt, interest expense decreased $.7 million from $10.7 million in the second quarter of 2008 to $10.0 million in the second quarter of 2009 primarily due to changes in currency exchange rates. Excluding the effect of currency exchange rates, we expect interest expense will be higher in 2009 as compared to 2008 due to anticipated increased average borrowings under our revolving credit facility.

We have a significant amount of indebtedness denominated in the euro, primarily the 6.5% Senior Secured Notes.  The interest expense we recognize varies with fluctuations in the euro exchange rate.

Income tax benefit – Our income tax benefit was $10.8 million in the second quarter of 2009 compared to an income tax benefit of $3.5 million in the same period last year.  Our income tax benefit in the second quarter of 2008 includes a $7.2 million income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards.  See Note 6 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax benefit to our actual income tax benefit.

We have substantial net operating loss carryforwards in Germany (the equivalent of $817 million for German corporate purposes and $229 million for German trade tax purposes at December 31, 2008).  At June 30, 2009, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of these carryforwards, particularly if the current economic downturn continues and we  generate operating losses in our German operations for an extended period of time, it is possible we might conclude the benefit of the carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Six months ended June 30, 2009 compared to the Six months ended June 30, 2008-

	Six months ended June 30,
	2008		2009
	(Dollars in millions)

Net sales	$531.1	100%	$368.3	100%
Cost of sales	435.9	82	375.7	102
Gross margin	95.2	18	(7.4)	(2)
Other operating expenses, net	70.8	13	44.8	12
Income (loss) from operations	$24.4	5%	$(52.2)	(14)%

				Change
TiO2 operating statistics:
Sales volumes*	179		140	(22)%
Production volumes*	182		90	(51)%

Percent change in net sales:
TiO2 product pricing				1%
TiO2 sales volumes				(22)
TiO2 product mix				(2)
Changes in currency exchange rates				(8)

Total				(31)%

* Thousands of metric tons

Net sales – Net sales decreased 31% or $162.8 million compared to the six months ended June 30, 2008 primarily due to a 22% decrease in sales volumes.  A 1% increase in average TiO2 selling prices over 2008 was more than offset by the negative impact of currency exchange rates.  We estimate the unfavorable effect of changes in currency exchange rates decreased our net sales by approximately $42 million, or 8%, as compared to the same period in 2008.  We expect average selling prices in the second half of 2009 to be higher than the average selling prices in the first half of 2009, as discussed below.

Our 22% decrease in sales volumes in the six months ended June 30, 2009 is primarily due to the impact of lower demand in our markets resulting from the current economic conditions.

Cost of sales - Cost of sales decreased $60.2 million or 14% in the six months ended June 30, 2009 compared to the same period 2008 primarily due to the impact of a 22% decrease in sales volumes, a 51% decrease in TiO2 production volumes, a decrease in maintenance costs of $12.5 million and currency fluctuations (primarily the euro).  Cost of sales as a percentage of net sales increased to 102% in the first six months of 2009 compared to 82% in the same period 2008 due to the unfavorable effects of the significant amount of unabsorbed fixed production costs resulting from reduced production volumes.  TiO2 production volumes decreased due to temporary plant curtailments during the first six months of 2009 that resulted in approximately $70 million of unabsorbed fixed production costs which were charged directly to cost of sales in the first half of 2009.

Income (loss) from operations – Income (loss) from operations declined by $76.6 million from income from operations of $24.4 million in the first six months of 2008 to a loss from operations of $52.2 million in the same period in 2009.   Income (loss) from operations as a percentage of net sales declined to (14%) in the first six months of 2009 from 5% in the same period for 2008.  This decrease is driven by the decline in gross margin, which fell to (2%) for the first six months of 2009 compared to 18% for the same period 2008.  Our gross margin has decreased primarily because of lower sales volumes and higher manufacturing costs resulting from lower production volumes.  Changes in currency rates have positively affected our gross margin and income (loss) from operations.  We estimate that changes in currency exchange rates increased income from operations by approximately $32 million in the first six months of 2009 as compared to the same period in 2008.

Other non-operating income (expense) – Despite the increase in total debt, interest expense decreased $1.6 million from $20.9 million in the six months ended June 30, 2008 to $19.3 million in the six months ended June 30, 2009 primarily due to changes in currency exchange rates.  Excluding the effect of currency exchange rates, we expect interest expense will be higher in 2009 as compared to 2008 due to anticipated increased average borrowings under our revolving credit facilities.

Income tax benefit – Our income tax benefit was $21.2 million in the first six months of 2009 compared to an income tax benefit of $1.3 million in the same period last year.  Our income tax benefit in 2008 includes a $7.2 million income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards.  See Note 6 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax benefit to our actual income tax benefit.

Currency exchange

We have substantial operations and assets located outside the United States (primarily in Germany, Belgium and Norway).  The majority of our sales are denominated in currencies other than the U.S. dollar, principally the euro and other major European currencies.  A portion of our sales generated from our operations is denominated in the U.S. dollar.  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies.  Consequently, the translated U.S. dollar value of our sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results.  Overall, we estimate that fluctuations in currency exchange rates had the following effects on our sales and income from operations in 2009 as compared to 2008.

	Three months ended June 30, 2009 vs. 2008	Six months ended June 30, 2009 vs. 2008
	Increase (decrease), in millions
Impact on:
Net sales	$(26)	$(42)
Income from operations	11	32

Outlook

We currently expect income from operations will continue to be lower in 2009 as compared to 2008 primarily due to higher production costs resulting in part from significantly reduced production volumes during the first six months of the year and the resulting unabsorbed fixed production costs.  While we operated our facilities at approximately 50% of capacity during the first half of 2009, we expect our operating rates will be near full capacity for the second half of the year. We expect to report a net loss in 2009 as compared to reporting net income in 2008 due to lower expected income from operations in 2009.

In response to the worldwide economic slowdown and weak consumer confidence, we reduced our production volumes in 2009 in order to reduce our finished goods inventory, improve our liquidity and match production to market demand.  Overall industry pigment demand is expected to be lower in 2009 as compared to 2008 as a result of worldwide economic conditions.  While we currently expect our sales volumes in 2009 will be lower as compared to 2008, we expect to gain market share following anticipated reductions in industry capacity due to competitors’ permanent plant shutdowns.  We expect that demand will improve somewhat in the second half of the year over the first six months of 2009.  During the second and third quarters of 2009, we and our competitors have announced price increases, intended to be implemented in the second half of 2009.  As a result, although our average selling prices during the first half of 2009 have declined from year-end 2008 levels, we anticipate prices will rise during the second half of 2009, which should result in slightly higher average worldwide Ti02 selling prices for all of 2009 as compared to 2008.  To mitigate the negative impact of our significantly reduced production volumes, we are reducing our operating costs where possible, including reducing maintenance expenditures and personnel costs.

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

Our cash provided by operating activities was $36.7 million in the first six months of 2009, compared to $13.4 million of cash used in operating activities in the first six months of 2008.  This $50.1 million increase was primarily due to the net effects of the following:
•	Lower income from operations in 2009 of $76.6 million; and
•
Lower net cash used from relative changes in our inventories, receivables, payables and accruals of $135.2 million in the first six months of 2009 as compared to the first six months of 2008, partially due to our reducing inventory levels, as discussed below.

Changes in working capital were affected by accounts receivable and inventory changes.  As shown below:
•	Our average days sales outstanding (“DSO”) increased from December 31, 2008 to June 30, 2009 due to the timing of collection on higher accounts receivable balances at the end of June; and
•	Our average days sales in inventory (“DSI”) decreased from December 31, 2008 to June 30, 2009, as our TiO2 sales volumes exceeded our TiO2 production volumes in the first six months of 2009.

For comparative purposes, we have also provided comparable prior years numbers below:

	December 31,	June 30,	December 31,	June 30,
	2007	2008	2008	2009

DSO	65 days	71 days	68 days	69 days
DSI	55 days	50 days	123 days	38 days

Investing activities

Our capital expenditures of $32.0 million and $13.3 million in the six months ended June 30, 2008 and 2009, respectively, were primarily for maintenance to existing facilities.  Compared to 2008, we have lowered our planned capital expenditures in 2009 in response to the current economic conditions.

Financing activities

During the six months ended June 30, 2009, we had net borrowings of euro 21 million ($29.1 million when borrowed/repaid) under our credit facility.

We paid a dividend of $35.0 million to Kronos from available cash on hand in the six months ending June 30, 2008.  We paid no dividends in the six months ending June 30, 2009.

Outstanding debt obligations

At June 30, 2009, our consolidated debt was comprised of:
•	euro 400 million principal amount of our 6.5% Senior Secured Notes ($561.3 million at June 30, 2009) due in 2013;
•	euro 51.0 million ($71.8 million) under our revolving credit facility which matures in May 2011; and
•	Approximately $6.7 million of other indebtedness.

The revolving credit facility described above requires the respective borrowers to maintain minimum levels of equity, requires the maintenance of certain financial ratios, limits dividends and additional indebtedness and contains other provisions and restrictive covenants customary in lending transactions of this type.  In this regard, we did not expect we would be able to maintain compliance with the required financial ratio of the borrowers’ net secured debt to earnings before income taxes, interest and depreciation, as defined in the credit facility, for the 12-month period ending March 31, 2009.  During 2009, the lenders have waived compliance with this financial ratio three times, and currently the lenders have waived compliance through the 12-month period ending August 31, 2009.  We have been involved in discussions with the lenders to amend the terms of the existing credit facility to eliminate the requirement to maintain this financial ratio until at least March 31, 2010.  While we believe it is possible we can obtain such amendment to eliminate this financial ratio through at least March 31, 2010, there is no assurance that such amendment will be obtained, or if obtained that the requirement to maintain the financial ratio will be eliminated (or waived, in the event the lenders would only agree to a waiver and not an amendment to eliminate the covenant itself) through at least March 31, 2010.  In the event we are not successful in obtaining the amendment or waiver of the existing credit facility to eliminate the requirement to maintain the financial ratio, we would seek to refinance such facility with a new group of lenders with terms that would not include such financial covenant or, if required, use our existing liquidity resources (which could include funds provided by our affiliates).  While there is no assurance that we would be able to refinance the existing credit facility with a new group of lenders, we believe these other sources of liquidity available to us should allow us to refinance the existing credit facility.  If required, we believe by undertaking one or more of these steps we would be successful in maintaining sufficient liquidity to meet our future obligations including operations, capital expenditures and debt service for the next 12 months.  See Note 5 to our Condensed Consolidated Financial Statements.  Other than the financial covenant related to our revolving credit facility discussed above, we are in compliance with all of our debt covenants at June 30, 2009.

Our assets consist primarily of investments in operating subsidiaries, and our ability to service parent level obligations, including the Senior Secured Notes, depends in large part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligations or otherwise.  None of our subsidiaries have guaranteed the Senior Secured Notes, although we have pledged 65% of the common stock or other ownership interests of certain of our first-tier operating subsidiaries as collateral of the Senior Secured Notes.  The terms of the indenture governing the Senior Secured Notes limits our ability to pay dividends and make other restricted payments.  At June 30, 2009, the maximum amount of dividends and other restricted payments that we could make (the “Restricted Payment Basket”) was nil.  The indenture currently prohibits us from utilizing such Restricted Payment Basket because we have not met a specified financial ratio contained in the indenture; such prohibition will continue until such time as we meet the specified financial ratio.

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

In 2009, we reduced our production levels in response to the current economic environment, which has favorably impacted and we believe will continue to favorably impact our liquidity by reducing our inventory levels and expenditures.  In the second half of 2009, we expect to adjust our capacity utilization levels to match changes in the demand for our product.  This may have a negative impact on our 2009 results of operations if we operate at less than normal levels due to the resulting fixed production costs that will be charged to cost of sales as incurred.

At June 30, 2009, unused credit available under our existing credit facility was approximately $40.8 million.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our future obligations including operations, capital expenditures and debt service for the next 12-months.  In this regard, see the discussion above in “Outstanding debt obligations” and Note 5 to our Condensed Consolidated Financial Statements.  We currently are unable to borrow the unused availability under our revolver while we seek the amendment to such facility, as discussed above.  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We intend to spend approximately $21 million for maintenance to our existing facilities during 2009, including the $13.3 million we have spent through June 30, 2009.  Compared to 2008, we have lowered our planned capital expenditures in 2009 in response to the current economic conditions.

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

Recent accounting pronouncements

See Note 11 to the Condensed Consolidated Financial Statements.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report.  There have been no changes in our critical accounting policies during the first six months of 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices.  For a discussion of such market risk items, refer to Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2008 Annual Report.  There have been no material changes in these market risks during the first six months of 2009.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a–15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Steven L. Watson, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2009.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of June 30, 2009.

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

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.                  Legal Proceedings

Refer to Note 9 of the Condensed Consolidated Financial Statements and to our 2008 Annual Report for descriptions of certain legal proceedings.

Item 1A.                      Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2008 Annual report.  There have been no material changes to such risk factors during the six months ended June 30, 2009.

Item 6.                  Exhibits

31.1 - Certification

31.2 - Certification

32.1 - Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                KRONOS INTERNATIONAL, INC.                    (Registrant)

Date August 4, 2009	/s/ Gregory M. Swalwell
Gregory M. Swalwell
Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

Date August 4, 2009	/s/ Tim C. Hafer
Tim C. Hafer
Vice President and Assistant Controller (Principal Accounting Officer)