Form 10-K/A
period 2008-12-31
KRONOS INTERNATIONAL INC
filed 2009-11-06
CIK 1176236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A (Amendment No. 1)
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

Documents incorporated by reference

None.

Explanatory Note Regarding Amendment No. 1

We are filing this Amendment No. 1 on Form 10-K/A ("Form 10-K/A") to amend our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission ("SEC") on March 12, 2009 ("Original Form 10-K").  This amendment is being filed solely to (i) amend the certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 to correct a typographical error whereby an incorrect date was inadvertently provided on the certification, (ii) correct certain typographical errors in the certifications of our Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and (iii) correctly indicate that certain exhibits included in Item 15(b) are incorporated by reference from other filings.  This amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2 and 32.1 hereto.  Each certification as corrected was true and correct as of the date of the filing of the Original Form 10-K.

Except as described above, we have not modified or updated other disclosures contained in the Original Form 10-K.  Accordingly, this Form 10-K/A with the exception of the foregoing does not reflect events occurring after the date of filing of the Original Form 10-K or modify or update those disclosures affected by subsequent events.  Consequently, all other information not affected by the corrections described above is unchanged and reflects the disclosures made at the date of the filing of the Original Form 10-K and should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-K, including amendments to those filings, if any.

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) and (c)	Financial Statements and Schedules

The Registrant

The consolidated financial statements and schedules of the Registrant listed on the accompanying Index of Financial Statements and Schedules (see page F-1) were filed as part of the Original Form 10-K.

Financial Statements of Guarantors

The consolidated financial statements of Kronos Titan GmbH and Kronos Denmark ApS listed on the accompanying Index of Financial Statements and Schedules (see page F-1) were filed as part of the Original Form 10-K pursuant to Rule 3-16 of Regulation S-X.  The Registrant is not required to provide any other financial statements pursuant to Rule 3-16 of Regulation S-X.

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

Item No.	Exhibit Index

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

Item No.	Exhibit Index

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

Item No.	Exhibit Index

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

10.7
Intercorporate Services Agreement, dated as of January 1, 2005, among Kronos Worldwide, Inc., Kronos (US), Inc., Kronos International, Inc. and Kronos Canada, Inc. – incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.8
Tax Agreement, dated as of May 28, 2002, between Kronos, Inc. and the Registrant – incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4 (File No. 333-100047).

Item No.	Exhibit Index

10.9
Services Agreement, dated as of January 1, 2004, among Kronos International, Inc., Kronos Europe S.A./N.V., Kronos (US), Inc., Kronos Titan GmbH, Kronos Denmark ApS, Kronos Canada, Inc., Kronos Limited, Societe Industrielle Du Titane, S.A., Kronos B.V., Kronos Titan AS and Titania AS. – incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

10.16
Agency Agreement, dated as of January 1, 2004, among Kronos International, Inc., Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Canada, Inc., Kronos Titan AS and Societe Indutrielle Du Titane, S.A. – incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item No.	Exhibit Index

10.17
Titanium Dioxide Products and Titanium Chemicals Distribution Agreement, dated as of January 1, 2005, among Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Canada, Inc., Kronos Titan AS, Kronos (US), Inc., Kronos Denmark ApS, Kronos Titan GmbH, Kronos Limited, Societe Industrielle Du Titane, S.A. and Kronos B.V. – incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.18
Raw Material Purchase and Sale Agreement, dated as of January 1, 2004, among Kronos (US), Inc., Kronos Titan GmbH, Kronos Europe S.A./N.V. and Kronos Canada, Inc. – incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.19
Promissory note in the amount of euro 65,000,000, dated as of October 12, 2004 between the Registrant and Kronos Worldwide, Inc. – incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.20
Promissory note in the amount of euro 98,094,875, dated as of November 26, 2004 between the Registrant and Kronos Worldwide, Inc. – incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

12.1 **	Statements of Computation of Ratio of Earnings to Fixed Charges

31.1 ***	Certification.

31.2 ***	Certification.

32.1 ***	Certification.

___________________________________

*	Management contract, compensatory plan or arrangement

**	Previously filed with the Registrant’s Annual Report on Form 10-K filed with the Securities Exchange Commission on March 12, 2009.

***             Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

     Kronos International, Inc.

/s/ Gregory M. Swalwell
Gregory M. Swalwell, November 6, 2009
(Vice President, Finance; Principal Financial Officer)

 EXHIBIT 31.1

CERTIFICATION

I, Steven L. Watson, certify that:

1)	I have reviewed this annual report on Form 10-K/A of Kronos International, Inc.;

2)
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3)
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4)
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5)
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  November 6, 2009

/s/           Steven L. Watson
Steven L. Watson
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION

I, Gregory M. Swalwell, certify that:

1)	I have reviewed this annual report on Form 10-K/A of Kronos International, Inc.;

2)
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3)
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4)
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5)
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  November 6, 2009

/s/           Gregory M. Swalwell
Gregory M. Swalwell
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Kronos International, Inc. (the Company) on Form 10-K/A for the period ended December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Steven L. Watson, Chief Executive Officer of the Company, and I, Gregory M. Swalwell, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Steven L. Watson
Steven L. Watson
Chief Executive Officer

/s/ Gregory M. Swalwell
Gregory M. Swalwell
Chief Financial Officer

November 6, 2009

Note:  The certification the registrant furnishes in this exhibit is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section.  Registration Statements or other documents filed with the Securities and Exchange Commission shall not incorporate this exhibit by reference, except as otherwise expressly stated in such filing.