Form 10-K/A
period 2008-12-31
KRONOS INTERNATIONAL INC
filed 2009-11-20
CIK 1176236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A (Amendment No. 2)
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

The Registrant is a wholly-owned subsidiary of Kronos Worldwide, Inc. (File No. 1-31763) and meets the conditions set forth in General Instructions I(1) (a) and (b) and is therefore filing this Form 10-K/A (Amendment No. 2) with the reduced disclosure format.

Documents incorporated by reference

None.
Explanatory Note Regarding Amendment No. 2

We are filing this Amendment No. 2 on Form 10-K/A ("Form 10-K/A") to amend our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission ("SEC") on March 12, 2009 ("Original Form 10-K").  This amendment is being filed solely to (i) amend the certifications by our Principal Executive Officer and Principal Financial Officer provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 to correct a typographical error whereby an incorrect date was inadvertently provided on the certification, (ii) correct certain typographical errors in the certifications of our Principal Executive Officer and Principal Financial Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and (iii) correctly indicate that certain exhibits included in Item 15(b) are incorporated by reference from other filings.  This Form 10-K/A includes (i) Part I, Part II, and Part III of our Original Form 10-K, without any changes, (ii) Part IV of our Original Form 10-K, without any changes other than as indicated above and (iii) new certifications by our Principal Executive Officer and Principal Financial Officer provided pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2 and 32.1 hereto.  Each certification as corrected was true and correct as of the date of the filing of the Original Form 10-K.

Except as described above, we have not modified or updated other disclosures contained in the Original Form 10-K.  Accordingly, this Form 10-K/A (Amendment No. 2) with the exception of the foregoing does not reflect events occurring after the date of filing of the Original Form 10-K or modify or update those disclosures affected by subsequent events.  Consequently, all other information not affected by the corrections described above is unchanged and reflects the disclosures made at the date of the filing of the Original Form 10-K and should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-K, including amendments to those filings, if any.

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

Website and other available information

Our fiscal year ends December 31.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are available on Kronos’ website at www.kronosww.com, as we do not maintain our own website.  These reports are available on the website, without charge, as soon as is reasonably practicable after we file or furnish them electronically with the Securities and Exchange Commission.  Information contained on this website is not part of this report.  We will also provide free copies of such documents upon written request.  Such requests should be directed to the Corporate Secretary at our address on the cover page of this Form 10-K/A (Amendment No. 2).

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

Our income tax expense for 2007 includes:
•	a non-cash charge of $90.8 million relating to a decrease in our net deferred income tax asset in Germany resulting from the reduction in its income tax rates;
•	a non-cash charge of $8.7 million relating to the adjustment of certain German income tax attributes; and
•	a non-cash income tax benefit of $.7 million resulting from a net reduction in our reserve for uncertain tax positions.

Comparison of 2007 to 2006 Results of Operations

	Year ended December 31,
	2006		2007
	(Dollars in millions)

Net sales	$914.2	100%	$946.1	100%
Cost of sales	691.2	76%	749.7	79%
Gross margin	223.0	24%	196.4	21%
Other operating income and expenses, net	115.6	13%	117.7	13%
Income from operations	$107.4	11%	$78.7	__8%

				Percent
				Change
TiO2 operating statistics:
Sales volumes*	353		348	(1)%
Production volumes*	348		350	1%

Percent change in net sales:
TiO2 product pricing				(3)%
TiO2 sales volumes				(1)%
TiO2 product mix				1%
Changes in currency exchange rates				7%

Total				4%
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

	Payment due date
Contractual commitment	2009	2010/2011	2012/2013	2014 and after	Total
	(In millions)

Indebtedness (1)	$.8	$43.9	$560.9	$-	$605.6
Interest on indebtedness (2)	38.6	75.9	48.8	-	163.3
Operating leases	3.9	5.0	3.2	18.9	31.0
Long-term service and other supply contracts (3)	44.7	48.2	10.0	1.8	104.7
Fixed asset acquisitions	17.6	-	-	-	17.6
Estimated tax obligations (4)	3.6	-	-	-	3.6

	$109.2	$173.0	$622.9	$20.7	$925.8

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to report on internal control over financial reporting in this Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2008.  Our independent registered public accounting firm is also required to audit our internal control over financial reporting as of December 31, 2008.  In addition, the SEC’s rules do not require our independent registered public accounting firm to issue its attestation until our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Certifications

Our chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  The certifications for the quarter ended December 31, 2008 have been filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K/A (Amendment No. 2).

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

The Registrant

The consolidated financial statements and schedules of the Registrant listed on the accompanying Index of Financial Statements and Schedules (see page F-1) are filed as part of this Annual Report on Form 10-K/A (Amendment No. 2).

Financial Statements of Guarantors

The consolidated financial statements of Kronos Titan GmbH and Kronos Denmark ApS listed on the accompanying Index of Financial Statements and Schedules (see page F-1) are filed as part of this Annual Report on Form 10K/A (Amendment No. 2) pursuant to Rule 3-16 of Regulation S-X.  The Registrant is not required to provide any other financial statements pursuant to Rule 3-16 of Regulation S-X.

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

10.7
Intercorporate Services Agreement, dated as of January 1, 2005, among Kronos Worldwide, Inc., Kronos (US), Inc., Kronos International, Inc. and Kronos Canada, Inc. - incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.

10.8
Tax Agreement, dated as of May 28, 2002, between Kronos, Inc. and the Registrant – incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4 (File No. 333-100047).

10.9
Services Agreement, dated as of January 1, 2004, among Kronos International, Inc., Kronos Europe S.A./N.V., Kronos (US), Inc., Kronos Titan GmbH, Kronos Denmark ApS, Kronos Canada, Inc., Kronos Limited, Societe Industrielle Du Titane, S.A., Kronos B.V., Kronos Titan AS and Titania AS. - incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.

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

10.16
Agency Agreement, dated as of January 1, 2004, among Kronos International, Inc., Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Canada, Inc., Kronos Titan AS and Societe Indutrielle Du Titane, S.A. - incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.

10.17
Titanium Dioxide Products and Titanium Chemicals Distribution Agreement, dated as of January 1, 2005, among Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Canada, Inc., Kronos Titan AS, Kronos (US), Inc., Kronos Denmark ApS, Kronos Titan GmbH, Kronos Limited, Societe Industrielle Du Titane, S.A. and Kronos B.V. - incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.

10.18
Raw Material Purchase and Sale Agreement, dated as of January 1, 2004, among Kronos (US), Inc., Kronos Titan GmbH, Kronos Europe S.A./N.V. and Kronos Canada, Inc. - incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.

10.19
Promissory note in the amount of euro 65,000,000, dated as of October 12, 2004 between the Registrant and Kronos Worldwide, Inc. - incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.

10.20
Promissory note in the amount of euro 98,094,875, dated as of November 26, 2004 between the Registrant and Kronos Worldwide, Inc. - incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.

12.1**	Statements of Computation of Ratio of Earnings to Fixed Charges

31.1**	Certification.

31.2**	Certification.

32.1**	Certification.

___________________________________

*               Management contract, compensatory plan or arrangement
**      Filed herewith.

  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Kronos International, Inc.
 (Registrant)

By:/s/ Steven L. Watson
Steven L. Watson
November 20, 2009
(Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Andrew Kasprowiak	/s/ Gregory M. Swalwell
Andrew Kasprowiak, November 20, 2009	Gregory M. Swalwell, November 20, 2009
(Director)	(Vice President, Finance; Principal Financial Officer)

/s/ Dr. Ulfert Fiand	/s/ Klemens Schlueter
Dr. Ulfert Fiand, November 20, 2009	Klemens Schlueter, November 20, 2009
(Director)	(Director)

/s/ Tim C. Hafer
Tim C. Hafer, November 20, 2009
(Vice President, Controller, Principal Accounting Officer)
KRONOS INTERNATIONAL, INC.

Annual Report on Form 10-K/A (Amendment No. 2)

Items 8, 15(a) and 15(c)

Index of Financial Statements and Schedules

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets -
December 31, 2007 and 2008	F-3

Consolidated Statements of Operations -
Years ended December 31, 2006, 2007 and 2008	F-5

Consolidated Statements of Comprehensive Income (Loss) -
Years ended December 31, 2006, 2007 and 2008	F-6

Consolidated Statements of Stockholder’s Equity -
Years ended December 31, 2006, 2007 and 2008	F-7

Consolidated Statements of Cash Flows -
Years ended December 31, 2006, 2007 and 2008	F-8

Notes to Consolidated Financial Statements	F-10

Financial Statement Schedule

Schedule I – Condensed Financial Information of Registrant	S-1

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

	Years ended December 31, __
	2006	2007	2008
	(In millions)
Geographic areas
Net sales – point of origin:
Germany	$672.0	$700.6	$694.8
Belgium	192.8	209.8	207.7
Norway	173.5	184.3	194.3
Eliminations	(124.1)	(148.6)	(143.9)

Total	$914.2	$946.1	$952.9

	Years ended December 31, __
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

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

(In millions)

	December 31,
	2007	2008

Current assets:
Cash and cash equivalents	$9.0	$4.9
Receivable from affiliates	58.7	49.4
Accounts and notes receivable	10.1	11.1
Other	.2	.3

Total current assets	78.0	65.7

Other assets:
Investment in subsidiaries	572.9	514.8
Deferred income taxes	164.9	171.6
Other	8.1	6.3
Property and equipment, net	7.7	7.2

Total other assets	753.6	699.9

Total assets	$831.6	$765.6

Current liabilities:
Accounts payable and accrued liabilities	$15.4	$14.5
Payable to affiliates	9.5	15.5
Income taxes	24.8	22.9
Deferred income taxes	_____-	_____.2

Total current liabilities	49.7	53.1

Noncurrent liabilities:
Long-term debt	585.5	560.0
Other	15.0	15.2

Total noncurrent liabilities	600.5	575.2

Stockholder’s equity	181.4	137.3

Total liabilities and stockholder’s equity	$831.6	$765.6

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

See accompanying Notes to Consolidated Financial Statements.

KRONOS TITAN GMBH AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Years ended December 31,
	2006	2007	2008

Cash flows from operating activities:
Net income	$17.2	$7.6	$8.0
Depreciation, depletion and amortization	20.6	22.4	24.7
Deferred income taxes	5.1	29.6	8.0
Pension, net	(.3)	.3	(8.2)
Other, net	1.2	(.4)	.8
Change in assets and liabilities:	(8.1)
Accounts and notes receivable	(8.1)	(7.3)	17.8
Inventories	7.9	(5.3)	(65.5)
Prepaid expenses	(.1)	.7	(.1)
Accounts payable and accrued liabilities	(7.8)	(2.3)	10.4
Income taxes	(11.3)	(.1)	1.4
Accounts with affiliates	24.7	(5.3)	(19.0)
Other noncurrent assets	-	.2	(.7)
Other noncurrent liabilities	(4.3)	(1.2)	(1.4)

Net cash (used in) provided by operating activities	44.8	38.9	(23.8)

Cash flows used by investing activities – capital expenditures	(22.2)	(20.1)	(20.4)

Cash flows from financing activities:
Loans from affiliates:
Loans	-	-	27.2
Repayments	(10.9)	-	(8.6)
Dividends paid	(23.1)	(17.0)	(19.9)
Deferred financing fees	-	-	(.3)

Net cash (used in) provided by financing activities	(34.0)	(17.0)	(1.6)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(11.4)	1.8	(45.8)
Currency translation	4.4	5.0	(2.0)
Balance at beginning of year	50.8	43.8	50.6

Balance at end of year	$43.8	$50.6	$2.8

Supplemental disclosures-
Cash paid for:
Interest	$.1	$.1	$.9
Income taxes	25.4	4.8	-
Accrual for capital expenditures	-	2.5	2.5

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

Note 6 - Income taxes:

	Years ended December 31,
	2006	2007	2008
	(In millions)

Pretax income	$54.8	$40.9	$10.6

Expected tax expense	$14.5	$10.8	$1.7
Trade income tax	7.0	5.3	1.6
Impact of rate change	-	15.8	-
Assessment of prior year income taxes	15.5	-	.3
Tax contingency reserve adjustment, net	.1	(.2)	(1.1)
Other, net	.5	1.6	.1

Income tax expense	$37.6	$33.3	$2.6

Provision for income taxes:
Current income tax expense (benefit)	$32.5	$3.8	$(4.2)
Deferred income tax expense	5.1	29.5	6.8

	$37.6	$33.3	$2.6

Comprehensive provision (benefit) for income taxes allocable to:
Pretax income	$37.6	$33.3	$2.6
Other comprehensive loss – Pension plans	4.2	22.4	1.0
Adoption of SFAS No. 158 – Pension plans	(12.7)	(.1)	-

	$29.1	$55.6	$3.6

The components of our net deferred income taxes are summarized below.

	December 31,
	2007		2008
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Tax effect of temporary differences relating to:
Inventories	$-	$(2.6)	$-	$(3.2)
Property and equipment	-	(4.5)	-	(9.3)
Accrued pension cost	9.3	-	5.3	-
Other taxable differences	-	___ (.9)	-	(1.1)

Gross deferred tax assets (liabilities)	9.3	(8.0)	5.3	(13.6)

Reclassification, principally netting by tax jurisdiction	(5.2)	5.2	(5.3)	5.3

Net total deferred tax liabilities	4.1	(2.8)	-	(8.3)
Net current deferred tax liabilities	-	(2.8)	-	(3.9)

Net noncurrent deferred tax liability	$4.1	$-	$-	$(4.4)

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

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2007 and 2008:

	Year Ended December 31,
	2007	2008
	(In millions)
Changes in unrecognized tax benefits:
Unrecognized tax benefits at beginning of year	$1.3	$1.3
Net increase (decrease):
Tax positions taken in prior periods	.2	(1.1)
Tax positions taken in current period	-	.1
Settlements with taxing authorities – cash paid	-	(.1)
Lapse of applicable statute of limitations	-	-
Change in foreign currency exchange rates	(.2)	(.2)

Unrecognized tax benefits at end of year	$1.3	$-

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