Form 10-K
period 2009-12-31
KRONOS INTERNATIONAL INC
filed 2010-03-10
CIK 1176236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
X
Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934:
For the fiscal year ended December 31, 2009
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

Whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes _   No

*     The registrant has not yet been phased into the interactive data requirements.

Whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).  Large accelerated filer     Accelerated filer     Non-accelerated filer  X  Smaller reporting company

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes        No  X

No common stock was held by nonaffiliates of the Registrant as of June 30, 2009 (the last business day of the Registrant's most recently-completed second fiscal quarter).

As of February 26, 2010, 2,968 shares of the Registrant's common stock were outstanding.

The Registrant is a wholly-owned subsidiary of Kronos Worldwide, Inc. (File No. 1-31763) and meets the conditions set forth in General Instructions I(1) (a) and (b) and is therefore filing this Form 10-K with the reduced disclosure format.

Documents incorporated by reference

None.

Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information.  In some cases, you can identify forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct.  Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted.  The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the SEC include, but are not limited to, the following:

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

•	Changes in raw material and other operating costs (such as energy costs)
•	General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2)
•	Competitive products and substitute products
•	Customer and competitor strategies
•	Potential consolidation or solvency of our competitors
•	The impact of pricing and production decisions
•	Competitive technology positions
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts
•	The introduction of trade barriers
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro and the Norwegian krone)
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions)
•	The timing and amounts of insurance recoveries
•	Our ability to renew or refinance credit facilities
•	Our ability to maintain sufficient liquidity
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters
•	Our ability to utilize income tax attributes, the benefits of which have been recognized under the more-likely-than-not recognition criteria
•	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities)
•	Government laws and regulations and possible changes therein
•	The ultimate resolution of pending litigation
•	Possible future litigation

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

General

Kronos International, Inc., a Delaware corporation, is registered in the Commercial Register of the Federal Republic of Germany.  We are a wholly-owned subsidiary of Kronos Worldwide, Inc. (NYSE: KRO; “Kronos”).  At December 31, 2009, (i) Valhi, Inc. (NYSE: VHI) held approximately 59% of Kronos’ common stock and NL Industries, Inc. (NYSE: NL) held approximately 36% of Kronos’ common stock, (ii) Valhi held approximately 83% of NL’s outstanding common stock and (iii) Subsidiaries of Contran Corporation held approximately 93% of Valhi’s outstanding common stock.  Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain descendants of Harold C. Simmons (of which Mr. Simmons is trustee), or is held by persons or other entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control all of these companies.

Our principal place of business is in Leverkusen, Germany.    We conduct Kronos’ European value-added TiO2 pigment operations.  We, along with our distributors and agents sell our products to over 3,000 customers in approximately 100 countries with the majority of our sales in Europe.  Our chemical businesses have operated in the European markets before the 1920’s.  We have considerable expertise and efficiency in the manufacture, sale, shipment and service of our products.

TiO2 is an inorganic pigment used to impart whiteness, brightness and opacity for products such as coatings, plastics, paper, fibers, food, ceramics and cosmetics.  TiO2 is considered a “quality-of-life” product with demand and growth affected by gross domestic product and overall economic conditions in our markets in various parts of the world.  TiO2 derives its value from its whitening properties and hiding power (opacity), which is the ability to cover or mask other materials effectively and efficiently.  TiO2 is the largest commercially used whitening pigment because it has a high refractive rating giving it more hiding power than any other commercially produced white pigment.  In addition, TiO2 has excellent resistance to interaction with other chemicals, good thermal stability and resistance to ultraviolet degradation.  We ship TiO2 to our customers in either a powder form or a slurry form via rail, truck and ocean carrier.  We, including our predecessors, have produced and marketed TiO2 in Europe, North America and other parts of the world for over 80 years.

Per capita utilization of TiO2 in the United States and Western Europe far exceeds that of other areas of the world.  We expect these markets to continue to be the largest consumers of TiO2 for the foreseeable future.  It is probable that significant markets for TiO2 could emerge in other areas of the world.  China continues to develop into a significant market and as its economy continues to mature it is probable that quality-of-life products, including TiO2, will experience greater demand in that country.  In addition, growth in recent years in Eastern Europe and the Far East has been significant as the economies in these regions continue developing to the point that quality-of-life products, including TiO2, experience greater demand. Industry demand declined in Eastern Europe significantly in 2009 due to the global economic crisis.

Sales of TiO2 were about 86% of our net sales in 2009.  The remaining 14% of net sales is made up of other product lines that are complementary to TiO2.  These other products are described as follows:

•
We own and operate two ilmenite mines in Norway pursuant to a governmental concession with an unlimited term.  We commenced production from our second mine in 2009.  Ilmenite is a raw material used directly as a feedstock by some sulfate-process TiO2 plants, including all of our sulfate-process plants.  We also sell ilmenite ore to third-parties, some of whom are our competitors.  The mines have estimated aggregate reserves which are expected to last for at least another 60 years.

•
We manufacture and sell iron-based chemicals, which are co-products and processed co-products of sulfate and chloride process TiO2 pigment production.  These co-product chemicals are marketed through our Ecochem division and are primarily used as treatment and conditioning agents for industrial effluents and municipal wastewater as well as in the manufacture of iron pigments, cement and agricultural products.

•
We manufacture and sell titanium oxychloride and titanyl sulfate, which are side-stream specialty products from the production of TiO2. Titanium oxychloride is used in specialty applications in the formulation of pearlescent pigments, production of electroceramic capacitors for cell phones and other electronic devices.  Titanyl sulfate products are used in pearlescent pigments, natural gas pipe and other specialty applications.

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

We produce TiO2 in two crystalline forms: rutile and anatase.  Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process.  Chloride process rutile is preferred for the majority of customer applications.  From a technical standpoint, chloride process rutile has a bluer undertone and higher durability than sulfate process rutile.  Although many end-use applications can use either form, chloride process rutile is the preferred form for use in coatings and plastics, the two largest end-use markets.  Sulfate process anatase represents a much smaller percentage of annual global TiO2 production and is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food and cosmetics.

•
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

•
Sulfate production process.  The sulfate process is a batch chemical process that uses sulfuric acid to extract both rutile and anatase TiO2. In addition to the factors indicated above, the higher production costs associated with the sulfate process result in part from the need to process the spent sulfuric acid remaining at the end of the production process.

Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).  Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments and, in 2009 chloride process production facilities represented approximately 60% of industry capacity.

We produced slightly over 257,000 metric tons of TiO2 in 2009, down from the 350,000 metric tons we produced in 2008.  Our average production capacity utilization rates were near or at full capacity in 2007 and 2008 and approximately 71% in 2009.  In late 2008, and as a result of the sharp decline in global demand, we experienced a build up in our inventory levels. In order to decrease our inventory levels and improve our liquidity, we implemented production curtailments during the first half of 2009. Consequently, our average production capacity utilization rates were approximately 51% during the first half of 2009 as compared to 92% during the second half of 2009.

Our production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures.  We believe that our annual attainable production capacity for 2010 is approximately 362,000 metric tons and we currently expect we will operate at approximately 90% to 95% of our attainable capacity.  See Outlook in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Raw materials

The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (natural rutile ore or purchased slag), chlorine and coke.  Chlorine and coke are available from a number of suppliers.  Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Canada, India and the United States.  Through Kronos (US), Inc., a wholly-owned subsidiary of Kronos, we purchase chloride process grade slag from Rio Tinto Iron and Titanium under a long-term supply contract that expires at the end of 2011.  We purchase natural rutile ore primarily from Iluka Resources, Limited under a long-term supply contract that expires at the end of 2014.  We have in the past been, and expect in the future will continue  to be, successful in obtaining long-term extensions to these and other existing supply contracts prior to their expiration.  We expect the raw materials purchased under these contracts to meet our chloride process feedstock requirements over the next several years.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag and sulfuric acid. Sulfuric acid is available from a number of suppliers.  Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa.  As one of the few vertically-integrated producers of sulfate process TiO2 we own and operate rock ilmenite mines in Norway, which provided all of the feedstock for our European sulfate process TiO2 plants in 2009.  We expect ilmenite production from our mines to meet our sulfate process feedstock requirements for the foreseeable future and any remaining will be sold to third parties.

Many of our raw material contracts contain fixed quantities we are required to purchase, although these contracts allow for an upward or downward adjustment in the quantity purchased.  The pricing under these agreements is generally negotiated annually.

The following table summarizes our raw materials procured or mined in 2009.

Production Process/Raw Material	Quantities of Raw Materials Procured or Mined
(In thousands of metric tons)
Chloride process plants -
purchased slag or natural rutile ore	199

Sulfate process plants -
raw ilmenite ore mined & used internally	226

Competition

The TiO2 industry is highly competitive.  Our principal competitors are E.I. du Pont de Nemours & Co.; Millennium Inorganic Chemicals, Inc. (a subsidiary of National Titanium Dioxide Company Ltd. (Cristal)); Huntsman Corporation (Huntsman); Tronox Incorporated and Sachtleben Chemie.  These competitors have estimated individual shares of TiO2 production capacity ranging from 4% (for Sachtleben) to 22% (for DuPont) and an estimated aggregate share of worldwide TiO2 production volume of approximately 60%.  Tronox filed for Chapter 11 bankruptcy protection in January 2009, and has continued to operate as a debtor-in-possession since that date.  In December 2009, Tronox announced its intention to restructure and emerge from Chapter 11.  It remains unclear how and to what extent Tronox or a successor will compete in the TiO2 industry at the conclusion of Tronox’s bankruptcy proceedings.

We compete primarily on the basis of price, product quality, technical service and the availability of high-performance pigment grades.  Although certain TiO2 grades are considered specialty pigments, the majority of our grades and substantially all of our production are considered commodity pigments with price being one of the most significant competitive factors along with quality and customer service.  We believe we are the leading seller of TiO2 in Germany and are among the leading marketers in the Benelux and Scandinavian markets.  We had an estimated 8% share of worldwide TiO2 sales volume in 2009.  Overall, we are Europe’s second largest producer of TiO2.

Over the past ten years, we and our competitors have increased industry capacity through debottlenecking projects.  Although overall industry pigment demand is expected to be higher in 2010 as compared to 2009 as a result of improving worldwide economic conditions, we do not expect any significant efforts will be undertaken by us or our competitors to further increase capacity through such projects for the foreseeable future.  If actual developments differ from our expectations, ours and the TiO2 industry's performance could be unfavorably affected.

Worldwide capacity additions in the TiO2 market resulting from construction of new plants require significant capital expenditures and substantial lead time (typically three to five years in our experience).  We are not aware of any TiO2 plants currently under construction and we believe it is not likely that any new plants will be constructed in Europe or North America in the foreseeable future.

Research and development

Our research and development activities are directed primarily at improving the chloride and sulfate production processes, improving product quality and strengthening our competitive position by developing new pigment applications.  Our research and development activities are conducted at our Leverkusen, Germany facility.  Our expenditures for research and development and certain technical support programs were approximately $12 million in each of 2007, 2008 and 2009.

We continually seek to improve the quality of our grades and have been successful at developing new grades for existing and new applications to meet the needs of customers and increase product life cycle.  Since 2004, we have added five new grades for plastics and coatings applications.

Patents and trademarks

We believe our patents held for products and production processes are important to us and our continuing business activities.  We seek patent protection for our technical developments, principally in the United States, Canada and Europe, and from time to time we enter into licensing arrangements with third parties.  Our existing patents generally have terms of 20 years from the date of filing and have remaining terms ranging from less than 1 year to 19 years.  We seek to protect our intellectual property rights, including our patent rights, and from time to time are engaged in disputes relating to the protection and use of intellectual property relating to our products.

Our trademarks, including Kronos, are protected by registration in the United States and elsewhere with respect to those products we manufacture and sell.  We also rely on unpatented proprietary knowledge and continuing technological innovation and other trade secrets to develop and maintain our competitive position.  Our proprietary chloride production process is an important part of our technology and our business could be harmed if we fail to maintain confidentiality of our trade secrets used in this technology.

Major customers

We sell to a diverse customer base and no single customer made up more than 10% of our sales for 2009.  Our largest ten customers, excluding sales to Kronos and affiliates accounted for approximately 20% of sales in 2009.

Seasonality

Neither our business as a whole nor that of any of our principal product groups is seasonal to any significant extent.  However, TiO2 sales are generally higher in the second and third quarter of the year.  This is due in part to the increase in paint production in the spring to meet demand during the spring and summer painting season.

Employees

As of December 31, 2009, we employed approximately 2,000 persons.  Hourly employees in our production facilities are represented by a variety of labor unions, with labor agreements having various expiration dates.  Our union employees are covered by master collective bargaining agreements in the chemicals industry that are generally renewed annually.  We believe our labor relations are good.

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

While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory framework is provided by the European Union (“EU”).  Germany and Belgium are members of the EU and follow its initiatives.  Norway is not a member but generally patterns its environmental regulatory actions after the EU.  We believe we have obtained all required permits and are in substantial compliance with applicable environmental requirements for our facilities.

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

In December 2006, the EU approved Registration, Evaluation and Authorization of Chemicals (“REACH”), which took effect on June 1, 2007 and will be phased-in over 11 years.  Under REACH, companies that manufacture or import more than one ton of a chemical substance per year will be required to register such chemical substances in a central data base.  REACH affects our European operations by imposing a testing, evaluation and registration program for many of the chemicals we use or produce in Europe.  We have established a REACH team that is working to identify and list all substances purchased, manufactured or imported by or for us in the EU.  We spent $.4 million in 2007, $.5 million in 2008 and $.7 million in 2009 on REACH compliance and we do not anticipate that future compliance costs will be material to us.

Capital expenditures in 2009 related to ongoing environmental compliance, protection and improvement programs were $3.1 million and are currently expected to be approximately $12 million in 2010, including approximately $9.7 million for a desulfurization unit at our Belgian facility.

Website and other available information

Our fiscal year ends December 31.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available on Kronos’ website at www.kronosww.com, as we do not maintain our own website.  These reports are available on the website, without charge, as soon as is reasonably practicable after we file or furnish them electronically with the Securities and Exchange Commission (“SEC”).  Information contained on this website is not part of this report.  We will also provide free copies of such documents upon written request.  Such requests should be directed to the Corporate Secretary at our address on the cover page of this Form 10-K.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  We are an electronic filer and the SEC maintains an internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Approximately 86% of our revenues are attributable to sales of TiO2.  Pricing within the global TiO2 industry over the long term is cyclical and changes in economic conditions, especially in Western industrialized nations, can significantly impact our earnings and operating cash flows.  The current world-wide economic downturn depressed sales volumes in 2009, principally in the first half of the year, and we are unable to predict with a high degree of certainty when demand will return to the levels experienced prior to the commencement of the downturn.  This may result in reduced earnings or operating losses.

Historically, the markets for many of our products have experienced alternating periods of increasing and decreasing demand.  Relative changes in the selling prices for our products are one of the main factors that affect the level of our profitability.  In periods of increasing demand, our selling prices and profit margins generally will tend to increase, while in periods of decreasing demand our selling prices and profit margins generally tend to decrease.  Huntsman closed one of its European facilities and Tronox closed its Savannah, Georgia facility in 2009.  We believe further shutdowns or closures in the industry are possible.  The closures may not be sufficient to alleviate the current excess industry capacity and such conditions may be further aggravated by anticipated or unanticipated capacity additions or other events.

The demand for TiO2 during a given year is also subject to annual seasonal fluctuations.  TiO2 sales are generally higher in the second and third quarters of the year.  This is due in part to the increase in paint production in the spring to meet demand during the spring and summer painting season.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on production and price changes.

We sell several of our products in mature and highly-competitive industries and face price pressures in the markets in which we operate, which may result in reduced earnings or operating losses.

The global markets in which we operate our business are highly competitive.  Competition is based on a number of factors, such as price, product quality and service.  Some of our competitors may be able to drive down prices for our products because their costs are lower than our costs.  In addition, some of our competitors' financial, technological and other resources may be greater than our resources and such competitors may be better able to withstand changes in market conditions.  Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.  Further, consolidation of our competitors or customers may result in reduced demand for our products or make it more difficult for us to compete with our competitors.  New competitors could emerge by modifying their existing production facilities so they could manufacture products that compete with our products.  The occurrence of any of these events could result in reduced earnings or operating losses.

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

We extend credit and payment terms to our customers.  Although we have an ongoing process of evaluating customers’ financial condition, we could suffer significant losses if a customer fails and/or is unable to pay.  A significant loss of an accounts receivable would have a negative impact on our results of operations, financial condition and liquidity.

Our leverage may impair our financial condition or limit our ability to operate our businesses.

We currently have a significant amount of debt.  As of December 31, 2009, our total consolidated debt was approximately $596.5 million, which relates to our 6.5% Senior Secured Notes and a revolving credit facility of certain wholly-owned subsidiaries.  Our level of debt could have important consequences to our stockholders and creditors, including:

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

In addition to our indebtedness, we are party to various lease and other agreements pursuant to which, along with our indebtedness, we are committed to pay approximately $146.3 million in 2010.  Our ability to make payments on and refinance our debt and to fund planned capital expenditures, depends on our future ability to generate cash flow.  To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  In addition, our ability to borrow funds under our subsidiaries’ credit facilities in the future will, in some instances, depend in part on these subsidiaries’ ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

Our business may not generate cash flows from operating activities sufficient to enable us to pay our debts when they become due and to fund our other liquidity needs.  As a result, we may need to refinance all or a portion of our debt before maturity.  We may not be able to refinance any of our debt in a timely manner on favorable terms, if at all, in the current credit markets.  Any inability to generate sufficient cash flows or to refinance our debt on favorable terms could have a material adverse effect on our financial condition.

Global climate change legislation could negatively impact our financial results or limit our ability to operate our businesses.

We operate production facilities in several countries.  We believe all of our worldwide production facilities are in substantial compliance with applicable environmental laws.  In many of the countries in which we operate, legislation has been passed, or proposed legislation is being considered, to limit greenhouse gases through various means, including emissions permits and/or energy taxes.  In several of our production facilities, we consume large amounts of energy, including electricity and natural gas.  To date, the permit system in effect in the various countries in which we operate has not had a material adverse effect on our financial results.  However, if greenhouse gas legislation were to be enacted in one or more countries, it could negatively impact our future results from operations through increased costs of production, particularly as it relates to our energy requirements. If such increased costs of production were to materialize, we may be unable to pass price increases onto our customers to compensate for increased production costs, which may decrease our liquidity, operating income and results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

We currently operate four TiO2 facilities and two ilmenite mines at the following locations.  We own all such facilities, unless otherwise indicated.

Location	Description
Leverkusen, Germany (1)	TiO2 production, chloride and sulfate process, co-products
Nordenham, Germany	TiO2 production, sulfate process, co-products
Langerbrugge, Belgium	TiO2 production, chloride process, co-products, titanium chemicals products
Fredrikstad, Norway (2)	TiO2 production, sulfate process, co-products
Hauge i Dalane, Norway	Ilmenite mines

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

ITEM 4.                      RESERVED

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of our common stock is held by Kronos.  There is no established public trading market for our common stock.  The indenture governing our 6.5% Senior Secured Notes Due 2013 limits our ability to pay dividends or make other restricted payments, as defined.  The aggregate amount of dividends and other restricted payments since June 2002 may not exceed 75% of the aggregate consolidated net income, as defined in the indenture, plus $25 million.  At December 31, 2009, there was no availability for dividends or other restricted payments, as defined, therefore we currently do not expect to pay dividends or make other restricted payments as permitted by the indenture.  Declaration and payment of future dividends is discretionary and the amount thereof is dependent upon our results of operations, financial condition, contractual limitations, cash requirements for our businesses and other factors deemed relevant by our Board of Directors.  See Note 6 to our Consolidated Financial Statements.

We paid $34.2 million of dividends to Kronos in 2007 and $34.9 million in 2008.  We paid no dividends to Kronos in 2009.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years ended December 31,
	2005	2006(2)	2007	2008	2009
	(In millions, except ratios)
STATEMENTS OF OPERATIONS DATA:
Net sales	$850.9	$914.2	$946.1	$952.9	$819.9
Gross margin	238.4	223.0	196.4	170.4	67.2
Income (loss) from operations	138.2	107.4	78.7	45.1	(33.8)
Net income (loss)	60.3	73.7	(58.8)	21.3	(46.5)

BALANCE SHEET DATA (at year end):
Total assets	$955.3	$1,080.6	$1,103.1	$1,053.5	$1,013.9
Long-term debt including current maturities	453.8	529.8	590.8	605.6	596.5
Stockholder’s equity	183.3	211.5	181.4	137.3	103.4

STATEMENTS OF CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$92.7	$62.5	$84.9	$1.0	$67.5
Investing activities	(35.8)	(47.1)	(42.5)	(61.7)	(19.5)
Financing activities	(8.5)	(31.1)	(34.0)	7.2	(33.6)

TiO2 OPERATING STATISTICS:
Sales volume*	326	353	348	317	304
Production volume*	335	348	350	350	257
Production rate as a percentage of capacity	Full	Full	98%	97%	71%

OTHER FINANCIAL DATA:
Ratio of earnings to combined fixed charges (unaudited) (1)	3.6	2.0	2.6	1.5	-
__________________________________
*	Metric tons in thousands

(1)
Fixed charges represents, as applicable, the sum of (i) total interest expense and (ii) the interest component of rent expense (calculated as one-third of rent expense).  Earnings represents, as applicable, the sum of (i) fixed charges, (ii) income before income taxes and (iii) amortization of capitalized interest.  Total earnings available for fixed charges were insufficient to cover fixed charges for the year ended December 31, 2009 by $73.4 million.  As a result, the ratio of earnings to combined fixed charges is not meaningful for 2009.

(2)	We adopted the asset and liability recognition provisions of Accounting Standard Codification Topic 715 Compensation – Retirement Benefits effective December 31, 2006.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added TiO2.  TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products.  For 2009, approximately 77% of our sales volumes were sold into European markets.  We believe we are the second largest producer of TiO2 in Europe with an estimated 19% share of European TiO2 sales volumes in 2009.  Our production facilities are located throughout Europe.

We consider TiO2 to be a “quality-of-life” product, with demand affected by gross domestic product (or “GDP”) and overall economic conditions in our markets located in various regions of the world.  Over the long-term, we expect demand for TiO2 to grow by 2% to 3% per year.  This is consistent with our expectations for the long-term growth in GDP.  However, even if we and our competitors maintain consistent shares of the worldwide market, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP, in part due to relative changes in the TiO2 inventory levels of our customers.  We believe our customers’ inventory levels are partly influenced by their expectation for future changes in the market TiO2 selling prices.  The majority of our TiO2 grades and substantially all of our production are considered commodity pigment products; we compete for sales primarily on the basis of price.

The factors having the most impact on our reported operating results are:
•	TiO2 selling prices,
•	currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro) and the Norwegian krone to the euro,
•	our TiO2 sales and production volumes, and
•	manufacturing costs, particularly raw materials, maintenance and energy-related expenses.

Our key performance indicators are our TiO2 average selling prices and our level of TiO2 sales and production volumes.  TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

In addition, our effective income tax rate in each of 2007, 2008 and 2009 has been impacted by certain favorable and unfavorable developments.

Executive summary

We reported a net loss of $46.5 million in 2009 compared to net income of $21.3 million in 2008.  The $67.8 million decrease in net income from 2008 to 2009 is due primarily to the net effects of (i) lower income (loss) from operations in 2009 resulting principally from lower sales and production volumes and (ii) an income tax benefit we recognized in 2008.  In late 2008, as a result of the sharp decline in global demand, we experienced a build up in our inventory levels.  In order to decrease our inventory levels and improve our liquidity, we implemented production curtailments during the first half of 2009.  In addition, throughout all of 2009 we implemented cost controls and reduced our capital spending.  Through these actions we successfully reduced our inventory and increased our liquidity, although the resulting curtailments led to a net loss in 2009 due to the large amount of unabsorbed fixed production costs we charged to expense as incurred.

We reported net income of $21.3 million in 2008 compared to a net loss of $58.8 million in 2007.  The $80.1 million increase in net income from 2007 to 2008 is due primarily to the net effects of (i) an income tax benefit we recognized in 2008, (ii) lower income from operations in 2008 resulting principally from lower sales volumes and higher raw material and energy costs and (iii) an income tax charge we recognized in 2007 associated with the adjustment of certain German income tax attributes.

Net income for 2009 includes a $4.7 million non-cash deferred income tax benefit related to a net decrease in our reserve for uncertain tax positions.

Net income for 2008 includes a $7.2 million income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards.

Net income for 2007 includes (i) a non-cash charge of $90.8 million relating to a decrease in our net deferred income tax asset in Germany resulting from the reduction of the German income tax rates, (ii) a non-cash charge of $8.7 million related to the adjustment of certain German income tax attributes and (iii) a $.7 million income tax benefit resulting from a net reduction in our reserve for uncertain tax positions.

Each of these items is more fully discussed below and/or in the Notes to our Consolidated Financial Statements.

We currently expect improved results from operations in 2010 compared to 2009 primarily as a result of higher sales volumes, higher average selling prices and lower production costs as compared to 2009.  We currently expect to report net income in 2010 as compared to the net loss in 2009 due to higher expected income from operations in 2010.  In addition, and as a consequence of a European Court ruling that resulted in a favorable resolution of certain income tax issues in Germany, during the first quarter of 2010 the German tax authorities agreed to an increase in our German net operating loss carryforwards.  Accordingly, we expect to report a non-cash income tax benefit of approximately $35.2 million in the first quarter of 2010.

Critical accounting policies and estimates

The accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon our Consolidated Financial Statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period.  On an on-going basis, we evaluate our estimates, including those related to the recoverability of long-lived assets, pension benefit obligations and the underlying actuarial assumptions related thereto, the realization of deferred income tax assets and accruals for, litigation, income tax and other contingencies.  We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses.  Actual results may differ significantly from previously-estimated amounts under different assumptions or conditions.

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•
Long-lived assets.  We recognize an impairment charge associated with our long-lived assets, including property and equipment, whenever we determine that recovery of such long-lived asset is not probable.  Such determination is made in accordance with the applicable GAAP requirements of Accounting Standard Codification (“ASC”) Topic 360-10-35, Property, Plant and Equipment and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset.  Significant judgment is required in estimating such cash flows.  Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.  We do not assess our property and equipment for impairment unless certain impairment indicators specified in ASC Topic 360-10-35 are present.  We did not evaluate any long-lived assets for impairment during 2009 because no such impairment indicators were present.

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

•
Income taxes.  We recognize deferred taxes for future tax effects of temporary differences between financial and income tax reporting in accordance with the recognition criteria of ASC Topic 740 Income Taxes.  We record a valuation allowance to reduce our deferred income tax assets to the amount that is believed to be realized under the more-likely-than-not recognition criteria.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made.  For example, we have substantial net operating loss carryforwards in Germany (the equivalent of $941 million for German corporate purposes and $288 million for German trade tax purposes at December 31, 2009).  At December 31, 2009, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period, and (iii) we currently expect to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of such carryforwards, particularly if the economic recovery were to be short lived or we were to generate operating losses in our German operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

We record a reserve for uncertain tax positions in accordance with ASC Topic 740 Income Taxes for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  It is possible that in the future we may change our assessment regarding the probability that our tax positions will prevail that would require an adjustment to the amount of our reserve for uncertain tax positions that could either increase or decrease, as applicable, reported net income in the period the change in assessment was made.

In addition, we evaluate at the end of each reporting period as to whether or not some or all of the undistributed earnings of our non-U.S. subsidiaries are permanently reinvested (as that term is defined in GAAP).  While we may have concluded in the past that some of such undistributed earnings are permanently reinvested, facts and circumstances can change in the future and it is possible that a change in facts and circumstances, such as a change in the expectation regarding the capital needs of our non-U.S. subsidiaries, could result in a conclusion that some or all of such undistributed earnings are no longer permanently reinvested.  In such an event, we would be required to recognize a deferred income tax liability in an amount equal to the estimated incremental U.S. income tax and withholding tax liability that would be generated if all of such previously-considered permanently reinvested undistributed earnings were distributed to the U.S.

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

Income from operations is impacted by certain of these significant judgments and estimates, such as allowance for doubtful accounts, reserves for obsolete or unmarketable inventories, impairment of long-lived assets, defined benefit pension plans and loss accruals.  In addition, net income (loss) is impacted by the significant judgments and estimates for deferred income tax asset valuation allowances and loss accruals.

Comparison of 2009 to 2008 Results of Operations

	Year ended December 31,
	2008		2009
	(Dollars in millions)

Net sales	$952.9	100%	$819.9	100%
Cost of sales	782.5	82	752.7	92
Gross margin	170.4	18	67.2	8
Other operating income and expenses, net	125.3	13	101.0	12
Income (loss) from operations	$45.1	5%	$(33.8)	(4)%

				%
				Change
TiO2 operating statistics:
Sales volumes*	317		304	(4)%
Production volumes*	350		257	(27)%

Percent change in net sales:
TiO2 product pricing				(2)%
TiO2 sales volumes				(4)
TiO2 product mix				(4)
Changes in currency exchange rates				(4)

Total				(14)%
______________________________

*  Thousands of metric tons

Net sales – Net sales decreased 14% or $133.0 million for 2009 compared to 2008, primarily due to a 4% decrease in sales volumes and a 2% decrease in average selling prices.  Variations in grades of products sold unfavorably impacted net sales by 4%.  In addition, we estimate the unfavorable effect of changes in currency exchange rates decreased our net sales by approximately $40 million, or 4%, as compared to the same period in 2008.  TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.  As a result of these market pressures our average TiO2 prices in 2009 were 2% lower than the prior year.  During the first half of 2009, our average selling prices were generally declining, as we faced weak demand and excessive inventory levels.  Beginning in mid-2009, we and our competitors announced various price increases.  A portion of these price increase announcements were implemented during the third and fourth quarters of 2009, and as a result our average selling price at the end of the second half of 2009 was 2% higher than at the end of the first half of 2009.

Our 4% decrease in sales volumes in 2009 is primarily due to lower sales volumes in the European market as a result of a global weakening of demand due to poor overall economic conditions, principally in the first half of 2009.

Cost of sales - Cost of sales decreased 4% or $29.8 million for 2009, compared to 2008, primarily due to the net impact of a 4% decrease in sales volumes, lower raw material costs of $14.3 million, a decrease in maintenance costs of $24.1 million as part of our efforts to reduce operating costs where possible and currency fluctuations (primarily the euro).  The cost of sales as a percentage of net sales increased to 92% in the year ended December 31, 2009 compared to 82% in the same period of 2008 primarily due to the unfavorable effects of the significant amount of unabsorbed fixed production costs resulting from reduced production volumes during the first six months of 2009.  TiO2 production volumes decreased due to temporary plant curtailments during the first six months of 2009 that resulted in approximately $70 million of unabsorbed fixed production costs which were charged directly to cost of sales in the first six months of 2009.

Income (loss) from operations – Income (loss) from operations declined by $78.9 million from income from operations of $45.1 million in 2008 to a loss from operations of $33.8 million in 2009.  Income (loss) from operations as a percentage of net sales declined to (4%) in 2009 from 5% in 2008.  This decrease is driven by the decline in gross margin, which fell to 8% for 2009 compared to 18% for 2008.  Our gross margin has decreased primarily because of the significant amount of unabsorbed fixed production costs resulting from the production curtailments we implemented during the first six months of 2009 as well as the effect of lower sales volumes.  However, changes in currency rates have positively affected our gross margin and income (loss) from operations.  We estimate that changes in currency exchange rates increased income (loss) from operations by approximately $24 million in 2009 as compared to 2008.

As a percentage of net sales, selling, general and administrative expenses were relatively consistent at approximately 14% for both 2008 and 2009.

Other non-operating income and expense, net – Interest expense decreased $.5 million from $40.7 million in 2008 to $40.2 million in 2009 due to changes in currency exchange rates which offset the effect of increased average borrowings under our revolving credit facility and higher interest rates on our revolving credit facility.  The interest expense we recognize will vary with fluctuations in the euro exchange rate.

Income tax provision (benefit) – Our income tax benefit was $27.3 million in 2009 compared to an income tax provision of $1.4 million in 2008.   See Note 7 to our Consolidated Financial Statements for a tabular reconciliation of our statutory income tax benefit to our actual tax benefit.  Some of the more significant items impacting this reconciliation are summarized below.

•
Our income tax benefit for 2009 includes a non-cash benefit of $4.7 million related to a net decrease in our reserve for uncertain tax positions, primarily as a result of the resolution of tax audits in Belgium and Germany in the third and fourth quarters.

•
Our income tax benefit for 2008 includes a non-cash benefit of $7.2 million relating to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards.

Comparison of 2008 to 2007 Results of Operations

	Year ended December 31,
	2007		2008
	(Dollars in millions)

Net sales	$946.1	100%	$952.9	100%
Cost of sales	749.7	79	782.5	82
Gross margin	196.4	21	170.4	18
Other operating income and expenses, net	117.7	13	125.3	13
Income from operations	$78.7	8%	$45.1	5%

				%
				Change
TiO2 operating statistics:
Sales volumes*	348		317	(9)%
Production volumes*	350		350	-

Percent change in net sales:
TiO2 product pricing				1%
TiO2 sales volumes				(9)
TiO2 product mix				2
Changes in currency exchange rates				7

Total				1%
______________________________

*  Thousands of metric tons

Net sales – Net sales increased 1% or $6.8 million for 2008 compared to 2007, primarily due to favorable currency exchange rates, which we estimate increased our net sales for 2008 by approximately $62 million, or 7%, compared to the same period in 2007.  Variations in grades of products sold favorably impacted net sales by 2%, along with a 1% increase in average TiO2 selling prices.  TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.  During the early part of 2008, our average selling prices were generally flat.  During the second and third quarters of 2008, we and our competitors announced various price increases and surcharges in response to higher operating costs.  A portion of these increase announcements were implemented during the second, third and fourth quarters of 2008.  The positive impact of currency, product mix and pricing in 2008 were substantially offset by a 9% decrease in sales volumes.

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

Income from operations – Income from operations in 2008 declined by 43% to $45.1 million compared to 2007; income from operations as a percentage of net sales decreased to 5% in 2008 from 8% for 2007.  The decline in income from operations is driven by the decline in gross margin, which decreased to 18% in 2008 compared to 21% in 2007.  While our average TiO2 selling prices were higher in 2008, our gross margin decreased primarily because of lower sales volumes and higher manufacturing costs, which more than offset the impact of higher sales prices and the positive effect of changes in currency rates.  Changes in currency rates have also positively affected our gross margin.  We estimate the positive effect of changes in currency exchange rates increased income from operations by approximately $8 million when comparing 2008 to 2007.

As a percentage of net sales, selling, general and administrative expenses were relatively consistent at approximately 13% for both 2007 and 2008.

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

•
Our income tax expense for 2008 includes a non-cash benefit of $7.2 million relating to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards.

•	Our income tax expense in 2007 includes:
•	a non-cash charge of $90.8 million relating to a decrease in our net deferred income tax asset in Germany resulting from the reduction in its income tax rates;
•	a non-cash charge of $8.7 million relating to the adjustment of certain German income tax attributes; and
•	a non-cash income tax benefit of $.7 million resulting from a net reduction in our reserve for uncertain tax positions.

Effects of currency exchange rates

All of our operations and assets are located outside the United States (primarily in Germany, Belgium and Norway).  The majority of our sales are denominated in currencies other than the U.S. dollar, principally the euro and other major European currencies. A portion of our sales generated from our operations are denominated in the U.S. dollar.  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies.  Consequently, the translated U.S. dollar value of our sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results.  In addition to the impact of the translation of sales and expenses over time, our operations also generate currency transaction gains and losses which primarily relate to the difference between the currency exchange rates in effect when  non-local currency sales or operating costs are initially accrued and when such amounts are settled with the non-local currency.

Overall, we estimate that fluctuations in currency exchange rates had the following effects on our sales and income (loss) from operations for the periods indicated.

Impact of changes in foreign currency - 2008 vs 2009
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate changes	Total currency impact 2008 vs 2009
	2008	2009	Change
	(in millions)
Impact on:
Net sales	$ -	$ -	$ -	$ (40)	$ (40)
Income (loss) from operations	(1)	8	9	15	24

Impact of changes in foreign currency - 2007 vs 2008
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate changes	Total currency impact 2007 vs 2008
	2007	2008	Change
	(in millions)
Impact on:
Net sales	$ -	$ -	$ -	$ 62	$ 62
Income (loss) from operations	(4)	(1)	3	5	8

The positive impact on income (loss) from operations for the 2008 versus 2009 and the 2007 versus 2008 comparisons are due to increased currency transaction gains in 2009 as compared to 2008 and in 2008 as compared to 2007, which were a function of the timing of currency exchange rate changes and the settlement of non-local currency receivables and payables.

Outlook

In response to the worldwide economic slowdown and weak consumer confidence, we reduced our production volumes during 2009 in order to reduce our finished goods inventory, improve our liquidity and match production to market demand.  Overall industry pigment demand is expected to be higher in 2010 as compared to 2009 as a result of improving worldwide economic conditions.  During 2009, we and our competitors announced price increases, a portion of which were implemented during the second half of 2009, with portions of the remainder expected to be implemented in 2010.  As a result, the decline in our average selling prices we experienced during the first half of 2009 ceased, and our average selling prices increased during the second half of 2009.  As a result of expected continued implementation of these and possible future price increases, we anticipate our average selling prices will continue to increase during 2010.

We currently expect income from operations will be higher in 2010 as compared to 2009, due to the favorable effects of higher TiO2 sales volumes, average selling prices and production volumes.  Higher production costs in 2009 resulted in part from the production curtailments we implemented in the first half of the year and the resulting unabsorbed fixed production costs.  While we operated our facilities at approximately 51% of capacity during the first half of 2009, we increased our capacity utilization to approximately 92% during the second half of 2009.  We believe our annual attainable production capacity for 2010 is approximately 362,000 metric tons, and we currently expect to operate our facilities at approximately 90% to 95% of such capacity during 2010.  Our expected capacity utilization levels could be adjusted upwards or downwards to match changes in demand for our product.

Overall, we expect to report net income in 2010 as compared to reporting a net loss in 2009 due to higher expected income from operations in 2010 as well as the impact of the $35.2 million non-cash income tax benefit we expect to recognize in the first quarter of 2010, as discussed above.

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

Our cash flows from operating activities provided $67.5 million for 2009, compared to $1.0 million for 2008.  This increase was due primarily to the net effects of the following items:

•	lower income (loss) from operations in 2009 of $78.9 million;
•	lower cash paid for income taxes in 2009 of $7.8 million, in part due to lower taxable income and the receipt of tax refunds;
•
a lower amount of net cash used from relative changes in our inventories, receivables, payables and accruals of $154.4 million in 2009 due primarily to relative changes in our inventory levels, as discussed below; and

•	lower depreciation expense of $4.0 million in 2009, primarily as a result of the effects of currency exchange rates.

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

•	higher depreciation expense of $4.6 million in 2008, primarily as a result of the effects of currency exchange rates.

Changes in working capital are affected by accounts receivable and inventory changes.  As shown below:

•	Our average days sales outstanding (“DSO”) decreased at December 31, 2009 compared to December 31, 2008 due to the timing of collections on receivable balances; and
•	Our average days sales in inventory (“DSI”) decreased at December 31, 2009 compared to December 31, 2008, as our TiO2 sales volumes in 2009 exceeded our production volumes.

For comparative purposes, we have provided prior year numbers below.

	December 31,	December 31,	December 31,
	2007	2008	2009

Days sales outstanding	65 days	68 days	55 days
Days sales in inventory	55 days	123 days	46 days

Investing activities

Our capital expenditures were $19.5 million in 2009, $61.7 million in 2008 and $42.4 million in 2007.  Capital expenditures are primarily for maintenance to existing facilities.  Our capital expenditures during the past three years include an aggregate of approximately $20.3 million ($3.1 million in 2009) for our ongoing environmental protection and compliance programs.  We significantly lowered our capital expenditures in 2009 in response to the economic conditions and as part of our efforts to improve our liquidity.

Financing activities

During 2009, we borrowed and repaid $31.5 million on our European credit facility.

During 2008, we made net borrowings of $44.4 million on our European credit facility.

During each of 2007 and 2008, we paid dividends of $34.2 and $34.9 million, respectively.  We did not pay any dividends to Kronos in 2009.  See Item 5.  Market For Common Equity and Related Stockholder Matters.

Outstanding debt obligations and borrowing availability

At December 31, 2009, our consolidated debt was comprised of:
•	euro 400 million principal amount of our 6.5% Senior Secured Notes ($574.6 million) due in 2013;
•	euro 9 million ($13.0 million) under our revolving credit facility which matures in May 2011 and
•	approximately $8.9 million of other indebtedness.

Our revolving credit facility described above requires the respective borrowers to maintain minimum levels of equity, requires the maintenance of certain financial ratios, limits dividends and additional indebtedness and contains other provisions and restrictive covenants customary in lending transactions of this type.  In this regard, in the first half of 2009 we reduced our production levels in response to the current economic environment, which favorably impacted our liquidity and cash flows by reducing inventory levels.  The reduced capacity utilization levels negatively impacted our 2009 results of operations due to the resulting unabsorbed fixed production costs that are charged to expense as incurred.  Furthermore, lower sales negatively impacted our results of operations in the first half of 2009.  As a result, we did not expect to maintain compliance under our revolving credit facility with the required financial ratio of the borrowers’ net secured debt to earnings before income taxes, interest and depreciation, as defined in the credit facility, for the 12-month period ending March 31, 2009.  Beginning on March 20, 2009, the lenders associated with our revolving credit facility agreed to a series of waivers for compliance with such required financial ratio.  On September 15, 2009 we and the lenders entered into the Fourth Amendment to the credit facility.  Among other things, the Fourth Amendment added two additional financial covenants and increased the rate on outstanding borrowings to LIBOR plus a margin ranging from 3% to 4% depending on the amount of outstanding borrowings.  Upon achieving a specified financial covenant, these two additional financial covenants will no longer be in effect, and the interest rate on outstanding borrowings would be reduced to LIBOR plus 1.75%.  Additionally the borrowing availability under the line is limited to euro 51 million ($73.5 million at December 31, 2009) until we are in compliance with certain specified financial covenants, and in any event no earlier than March 31, 2010.  We believe we will be able to comply with the new financial covenants through the maturity of the facility; however if future operating results differ materially from our expectations we may be unable to maintain compliance.  See Note 6 to the Consolidated Financial Statements.

We are in compliance with all of our debt covenants at December 31, 2009.

Our assets consist primarily of investments in operating subsidiaries, and our ability to service parent level obligations, including the Senior Secured Notes, depends in large part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligations or otherwise.  None of our subsidiaries have guaranteed the Senior Secured Notes, although we have pledged 65% of the common stock or other ownership interests of certain of our first-tier operating subsidiaries as collateral of the Senior Secured Notes.  The terms of the indenture governing the Senior Secured Notes limits our ability to pay dividends and make other restricted payments.  At December 31, 2009, the maximum amount of dividends and other restricted payments that we could make (the “Restricted Payment Basket”) was nil.  The indenture currently prohibits us from utilizing such Restricted Payment Basket because we have not met a specified financial ratio contained in this indenture; such prohibition will continue until such time as we meet the specified financial ratio.

Liquidity

Our primary source of liquidity on an ongoing basis is cash flows from operating activities which is generally used to (i) fund working capital expenditures, (ii) repay any short-term indebtedness incurred for working capital purposes and (iii) provide for the payment of dividends.  From time-to-time we will incur indebtedness, generally to (i) fund short-term working capital needs, (ii) refinance existing indebtedness or (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business.  We will also from time-to-time sell assets outside the ordinary course of business and use the proceeds to (i) repay existing indebtedness, (ii) make investments in marketable and other securities, (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business or (iv) pay dividends.

Pricing within the TiO2 industry is cyclical and changes in industry economic conditions significantly impact earnings and operating cash flows.  Changes in TiO2 pricing, production volumes and customer demand, among other things, could significantly affect our liquidity.

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

At December 31, 2009, we had credit available under our existing credit facility of $60.5 million.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our future obligations including operations, capital expenditures and debt service for the next 12 months.  In this regard, see the discussion above in “Outstanding debt obligations and borrowing availability.”  The borrowing availability under our revolving credit facility is currently limited to euro 51 million ($73.5 million) until we are in compliance with certain specified financial covenants, and in any event no earlier than March 31, 2010, and the $60.5 million amount of our unused borrowing availability at December 31, 2009 is based on this euro 51 million maximum borrowing availability.  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We intend to spend approximately $38 million to maintain and improve our existing facilities during 2010, including approximately $12 million in the area of environmental protection and compliance.  The majority of our expenditures in 2010 will be to maintain our facilities.  Capital spending for 2010 is expected to be funded through cash on hand or borrowing under existing credit facility.

Off-balance sheet financing

Other than operating lease commitments disclosed in Note 12 to our Consolidated Financial Statements, we are not party to any material off-balance sheet financing arrangements.

Cash, cash equivalents, restricted cash and restricted marketable debt securities

At December 31, 2009, we had current cash and cash equivalents aggregating $29.4 million and current restricted cash equivalents of $1.7 million.

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

Recent accounting pronouncements

     See Note 14 to our Consolidated Financial Statements.

Debt and other contractual commitments

    As more fully described in the Notes to the Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future.  See Notes 6, 12 and 13 to our Consolidated Financial Statements.  The timing and amount shown for our commitments in the table below are based upon the contractual payment amount and the contractual payment date for such commitments.  The following table summarizes such contractual commitments of ours and our consolidated subsidiaries as of December 31, 2009 by the type and date of payment.

	Payment due date
Contractual commitment	2010	2011/2012	2013/2014	2015 and after	Total
	(In millions)

Indebtedness (1)	$2.1	$17.4	$576.3	$.7	$596.5
InInterest payments on indebtedness (2)	38.2	75.4	12.5	-	126.1
Operating leases	4.4	5.2	3.0	20.0	32.6
Long-term service and other supply contracts (3)	79.8	46.0	28.4	7.2	161.4
Fixed asset acquisitions	18.2	-	-	-	18.2
Estimated tax obligations (4)	3.6	-	-	-	3.6
	$146.3	$144.0	$620.2	$27.9	$938.4

(1)
A significant portion of the amount shown for indebtedness relates to our 6.5% Senior Secured Notes ($574.6 million at December 31, 2009).  Such indebtedness is denominated in euro.  See Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” and Note 6 to the Consolidated Financial Statements.  With respect to the revolving credit facilities the amounts shown for indebtedness are based upon the actual amounts outstanding at December 31, 2009.

(2)
The amounts shown for interest for any outstanding variable-rate indebtedness is based upon the December 31, 2009 interest rates and assumes that such variable-rate indebtedness remains outstanding until maturity.

(3)
The amounts shown for the long-term service and other supply contracts primarily pertain to agreements we have entered into with various providers of products or services which help to run our plant facilities (electricity, natural gas, etc.), utilizing December 31, 2009 exchange rates.

(4)	The amount shown for estimated tax obligations is the consolidated amount of income taxes payable at December 31, 2009, which is assumed to be paid during 2010.

The above table does not reflect:
•
Any amounts we might pay to fund our defined benefit pension plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets and interest rate assumptions.  We expect to be required to contribute approximately $18.5 million to our defined benefit pension plans during 2010.  Our defined benefit pension plans are discussed below in greater detail.  See Note 8 to our Consolidated Financial Statements.

•	Any amounts we might pay related to our asset retirement obligations as the terms and amounts of such future fundings are unknown; and
•
Any amounts we might pay to settle any of our uncertain tax positions, as the timing and amount of any such future settlements are unknown and dependent on, among other things, the timing of tax audits.  See Notes 7 and 14 to our Consolidated Financial Statements.

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

Under defined benefit pension plan accounting, defined benefit pension plan expense and prepaid and accrued pension costs are each recognized based on certain actuarial assumptions, principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels.  We recognize the full funded status of our defined benefit pension plans as either an asset (for overfunded plans) or a liability (for underfunded plans) in our Consolidated Balance Sheet.

We recognized consolidated defined benefit pension plan expense of $20.0 million in 2007, $6.9 million in 2008 and $18.2 million in 2009.  In the fourth quarter of 2008 we recognized a $6.9 million pension adjustment in connection with the correction of our pension expense previously recognized for 2006 and 2007.  See Note 8 to our Consolidated Financial Statements.  The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.) and will generally differ from pension expense for financial reporting purposes.  Our contributions to all of our plans aggregated $17.4 million in 2007, $15.4 million in 2008 and $18.1 million in 2009.

The discount rates we use for determining defined benefit pension expense and the related pension obligations are based on current interest rates earned on long-term bonds that receive one of the two highest ratings given by recognized rating agencies in the applicable country where the defined benefit pension benefits are being paid.  In addition, we receive third-party advice about appropriate discount rates and these advisors may in some cases use their own market indices.  We adjust these discount rates as of each December 31 valuation date to reflect then-current interest rates on such long-term bonds.  We use these discount rates to determine the actuarial present value of the pension obligations as of December 31 of that year.  We also use these discount rates to determine the interest component of defined benefit pension expense for the following year.

At December 31, 2009, approximately 79% and 17% of the projected benefit obligations related to our plans in Germany and Norway, respectively.  We use several different discount rate assumptions in determining our consolidated defined benefit pension plan obligation and expense.  This is because we maintain defined benefit pension plans in several different countries in Europe and the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2007 and expense in 2008	Obligations at December 31, 2008 and expense in 2009	Obligations at December 31, 2009 and expense in 2010

Germany	5.5%	5.8%	5.5%
Norway	5.5%	5.8%	5.3%

The assumed long-term rate of return on plan assets represents the estimated average rate of earnings expected to be earned on the funds invested or to be invested in the plans’ assets provided to fund the benefit payments inherent in the projected benefit obligations.  Unlike the discount rate, which is adjusted each year based on changes in current long-term interest rates, the assumed long-term rate of return on plan assets will not necessarily change based upon the actual short-term performance of the plan assets in any given year.  Defined benefit pension expense each year is based upon the assumed long-term rate of return on plan assets for each plan, the actual fair value of the plan assets as of the beginning of the year and an estimate of the amount of contributions to and distributions from the plan during the year.  Differences between the expected return on plan assets for a given year and the actual return are deferred and amortized over future periods based either upon the expected average remaining service life of the active plan participants (for plans for which benefits are still being earned by active employees) or the average remaining life expectancy of the inactive participants (for plans for which benefits are not still being earned by active employees).

At December 31, 2009, approximately 72% and 24% of the plan assets related to our plans in Germany and Norway, respectively.  We use several different long-term rates of return on plan asset assumptions in determining our consolidated defined benefit pension plan expense.  This is because the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components.  In addition, we receive third-party advice about appropriate long-term rates of return.  Such assumed asset mixes are summarized below:

•	In Germany, the composition of our plan assets is established to satisfy the requirements of the German insurance commissioner.
•
In Norway, we currently have a plan asset target allocation of 14% to equity securities, 72% to fixed income securities, and the remainder primarily to cash and liquid investments.  The expected long-term rate of return for such investments is approximately 9.0%, 5.0%, and 4.0%, respectively.

Our pension plan weighted average asset allocations by asset category were as follows:

	December 31, 2008		December 31, 2009
	Germany	Norway	Germany	Norway

Equity securities and limited partnerships	24%	14%	18%	18%
Fixed income securities	52	83	61	80
Real estate	12	-	12	-
Cash, cash equivalents and other	12	3	9	2

Total	100%	100%	100%	100%

We regularly review our actual asset allocation for each plan and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

Our assumed long-term rates of return on plan assets for 2007, 2008 and 2009 were as follows:

	2007	2008	2009

Germany	5.8%	5.3%	5.3%
Norway	5.5%	6.1%	5.8%

We currently expect to use the same long-term rate of return on plan asset assumptions in 2010 as we used in 2009 for purposes of determining the 2010 defined benefit pension plan expense.

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

In addition to the actuarial assumptions discussed above, the amount of recognized defined benefit pension expense and the amount of net pension asset and net pension liability will vary based upon relative changes in currency exchange rates.

A reduction in the assumed discount rate generally results in an actuarial loss, as the actuarially-determined present value of estimated future benefit payments will increase.  Conversely, an increase in the assumed discount rate generally results in an actuarial gain.  In addition, an actual return on plan assets for a given year that is greater than the assumed return on plan assets results in an actuarial gain, while an actual return on plan assets that is less than the assumed return results in an actuarial loss. Other actual outcomes that differ from previous assumptions, such as individuals living longer or shorter than assumed in mortality tables, which are also used to determine the actuarially-determined present value of estimated future benefit payments, changes in such mortality table themselves or plan amendments, will also result in actuarial losses or gains.  These amounts are recognized in other comprehensive income (loss).  In addition, any actuarial gains generated in future periods would reduce the negative amortization effect of any cumulative unrecognized actuarial losses, while any actuarial losses generated in future periods would reduce the favorable amortization effect of any cumulative unrecognized actuarial gains.

During 2009, all of our defined benefit pension plans generated a combined net actuarial gain of approximately $2.1 million.  This actuarial gain resulted primarily from the net effects of (i) the overall return on plan assets being in excess of the assumed return and (ii) the general reduction in discount rates from December 31, 2008 to December 31, 2009.

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2010, we expect our defined benefit pension expense will approximate $20 million in 2010.  In comparison, we expect to be required to contribute approximately $18.5 million to such plans during 2010.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above.  We believe all of the actuarial assumptions used are reasonable and appropriate.  However, if we had lowered the assumed discount rate by 25 basis points for all of our plans as of December 31, 2009, our aggregate projected benefit obligations would have increased by approximately $12 million at that date and our defined benefit pension expense would be expected to increase by approximately $1 million during 2009.  Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for all of our plans, our defined benefit pension expense would be expected to increase by approximately $.5 million during 2009.

Operations outside the United States

As discussed above, our operations are located outside the United States for which the functional currency is not the U.S. dollar.  As a result, our reported amount for assets and liabilities related to our operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates.  At December 31, 2009, we had substantial net assets denominated in the euro, Norwegian krone and United Kingdom pound sterling.

ITEM 7A.                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

We are exposed to market risk from changes in interest rates, currency exchange rates and raw materials prices.

Interest rates

We are exposed to market risk from changes in interest rates, primarily related to our indebtedness.  At December 31, 2008 and 2009, the majority of our aggregate indebtedness was comprised of fixed-rate instruments.  The large percentage of fixed-rate debt instruments minimizes earnings volatility that would result from changes in interest rates.  The following table presents principal amounts and weighted average interest rates for our aggregate outstanding indebtedness at December 31, 2009.  Information shown below for such non-U.S. dollar denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 2009 using an exchange rate of 1.4412 U.S. dollars per euro.  Certain Norwegian krone denominated capital leases totaling $8.9 million in 2009 have been excluded from the table below.  See Note 6 to our Consolidated Financial Statements.

	Amount
Indebtedness	Carrying value	Fair value	Interest rate	Maturity date
	(In millions)

Fixed-rate indebtedness – euro-denominated Senior Secured Notes	$574.6	$466.2	6.5%	2013
Variable rate indebtedness -euro-denominated Credit facility	$13.0	$13.0	3.5%	2011

At December 31, 2008, our euro-denominated fixed rate indebtedness, consisted solely of the 6.5% Senior Secured Notes, which aggregated $560.0 million (fair value - $129.4 million) with a weighted-average interest rate of 6.5%.  At such date, our variable rate euro-denominated indebtedness consisted of our credit facility ($42.2 million with a weighted-average interest rate of 4.5%).

Currency exchange rates

We are exposed to market risk arising from changes in currency exchange rates as a result of manufacturing and selling our products worldwide.  Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Norwegian krone and the United Kingdom pound sterling.

As described above, at December 31, 2009, we had the equivalent of $587.6 million of outstanding euro-denominated indebtedness (2008 – the equivalent of $602.2 million of euro-denominated indebtedness).  The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $60.5 million and $58.9 million at December 31, 2008 and 2009, respectively.

Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  At December 31, 2009 we had currency forward contracts to exchange an aggregate euro 21.4 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.47 to kroner 9.21 per euro.  These contracts with DnB Nor Bank ASA mature from January 2010 through December 2010 and are subject to early redemption provisions at our option.  At December 31, 2009, the actual exchange rate was kroner 8.3 per euro.

The estimated fair value of such currency forward contracts at December 31, 2009 was a $1.6 million net asset, which amount is recognized as part of Prepaid Expenses in our Consolidated Balance Sheet and a corresponding $1.6 million currency transaction gain in our Consolidated Statement of Operations.   To the extent we held such contracts during 2008 and 2009, we did not use hedge accounting for any of our contracts.

In the first quarter of 2010 we entered into a series of currency forward contracts to exchange an aggregate of $64 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 5.83 to kroner 6.06 per U.S. dollar.  These contracts with DnB Nor Bank ASA mature from February 2010 through January 2011 and are subject to early redemption provisions at our option.

See Note 12 to our Consolidated Financial Statements.

Raw Materials

We are exposed to market risk from changes in commodity prices relating to our raw materials.  As discussed in Item 1 we generally enter into long-term supply agreements for certain of our raw material requirements including ore.  Many of our raw material contracts contain fixed quantities we are required to purchase, although these contracts allow for an upward or downward adjustment in the quantity purchased.  Raw material pricing under these agreements is generally negotiated annually.  For certain raw material requirements we do not have long-term supply agreements either because we have assessed the risk of the unavailability of those raw materials and/or the risk of a significant change in the cost of those raw materials to be low, or because long-term supply agreements for those raw materials are generally not available.

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

ITEM 9A (T).              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Steven L. Watson, our Chief Executive Officer and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2009.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of December 31, 2009.

Scope of Management Report on Internal Control Over Financial Reporting

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
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors and

•
Provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of assets that could have a material effect on our Condensed Consolidated Financial Statements.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include a management report on internal control over financial reporting in this Annual Report on Form 10-K for the year ended December 31, 2009.  Our independent registered public accounting firm will also be required to annually attest to the effectiveness of our internal control over financial reporting, but under the rules of the SEC this attestation is not required until our Annual Report on Form 10-K for the year ending December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework).  Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.  See “Scope of Management’s Report on Internal Control Over Financial Reporting” above.

Certifications

Our chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  The certifications for the quarter ended December 31, 2009 have been filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.                      OTHER INFORMATION

Not applicable

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Omitted pursuant to the General Instruction I of Form 10-K.

ITEM 11.                      EXECUTIVE COMPENSATION

Omitted pursuant to the General Instruction I of Form 10-K.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted pursuant to the General Instruction I of Form 10-K.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Omitted pursuant to the General Instruction I of Form 10-K.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the aggregate fees PricewaterhouseCoopers LLP, our independent registered public accounting firm (“PwC”), has billed or is expected to bill to us and our subsidiaries for services rendered for 2008 and 2009.  No fees were billed or are expected to be billed by PwC to us for services performed in 2008 and 2009 for financial information systems design and implementation.

	December 31,
	2008	2009
	(In thousands)

Audit(1)	$1,346	$1,614
Audit related(2)	1	11
Tax(3)	236	19

Total	$1,583	$1,644

1)	Fees for the following services:

a)	audits of our consolidated year-end financials statements for each year;
b)	reviews of the unaudited quarterly financial statements appearing in our Form 10-Q’s for each of the first three quarters of each year;
c)	consents and assistance with registration statements filed with the Commission;
d)	normally provided statutory or regulatory filings or engagements for each year; and
e)	the estimated out-of-pocket costs PwC incurred in providing all of such services for which we reimburse PwC.

2)
Fees for assurance and related services reasonably related to the audit or review of our financial statements for each year.  These services included employee benefit plan audits, accounting consultations and attest services concerning financial accounting and reporting standards and advice concerning internal controls.

3)	Fees for tax compliance, tax advice and tax planning services.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) and (c)	Financial Statements and Schedule

The Registrant

The consolidated financial statements and schedule of the Registrant listed on the accompanying Index of Financial Statements and Schedule (see page F-1) are filed as part of this Annual Report.

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

 (b)                 Exhibits

Included as exhibits are the items listed in the Exhibit Index.  We will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover our costs to furnish the exhibits.  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2009 will be furnished to the Commission upon request.

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

10.1
Euro 80,000,000 Facility Agreement, dated June 25, 2002, among Kronos Titan GmbH & Co. OHG, Kronos Europe S.A./N.V., Kronos Titan A/S and Titania A/S, as borrowers, Kronos Titan GmbH & Co. OHG, Kronos Europe S.A./N.V. and Kronos Norge AS, as guarantors, Kronos Denmark ApS, as security provider, Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent and security agent, and KBC Bank NV, as fronting bank, and the financial institutions listed in Schedule 1 thereto, as lenders – incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-00640) of NL Industries, Inc. for the quarter ended June 30, 2002.

10.2
First Amendment Agreement, dated September 3, 2004, Relating to a Facility Agreement dated June 25, 2002 among Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Titan AS and Titania A/S, as borrowers, Kronos Titan GmbH, Kronos Europe S.A./N.V. and Kronos Norge AS, as guarantors, Kronos Denmark ApS, as security provider, with Deutsche Bank Luxembourg S.A., acting as agent – incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of Kronos Worldwide, Inc. dated November 17, 2004 (File No. 333-119639).

10.3*
Second Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of June 14, 2005 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A. as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V, Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS.

10.4*
Third Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of May 26, 2008 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A.,/N.V, Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS.

10.5*
Fourth Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of September 15, 2009 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A. /N.V., Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS.

10.6
Lease Contract, dated June 21, 1952, between Farbenfabriken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof) – incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K (File No. 001-00640) of NL Industries, Inc. for the year ended December 31, 1985.

10.7
Master Technology Exchange Agreement, dated as of October 18, 1993, among Kronos, Inc., Kronos Louisiana, Inc., the Registrant, Tioxide Group Limited and Tioxide Group Services Limited – incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 001-00640) of NL Industries, Inc. for the quarter ended September 30, 1993.

10.8
Intercorporate Services Agreement, dated as of January 1, 2005, among Kronos Worldwide, Inc., Kronos (US), Inc., Kronos International, Inc. and Kronos Canada, Inc. - incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 333-100047) for the year ended December 31, 2004.

10.9
Tax Agreement, dated as of May 28, 2002, between Kronos, Inc. and the Registrant – incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4 (File No. 333-100047).

10.10
Services Agreement, dated as of January 1, 2004, among Kronos International, Inc., Kronos Europe S.A./N.V., Kronos (US), Inc., Kronos Titan GmbH, Kronos Denmark ApS, Kronos Canada, Inc., Kronos Limited, Societe Industrielle Du Titane, S.A., Kronos B.V., Kronos Titan AS and Titania AS. - incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (File No. 333-100047) for the year ended December 31, 2004.

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

10.13**
NL Industries, Inc. 1998 Long-Term Incentive Plan – incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A of NL Industries, Inc. (File No. 001-00640)for the annual meeting of shareholders held on May 6, 1998.

10.14**	Form of Kronos Worldwide, Inc. 2003 Long-Term Incentive Plan – incorporated by reference to Exhibit 10.4 of Kronos Worldwide, Inc.’s Registration Statement on Form 10 (File No. 001-31763).

10.15**
Form of Indemnity Agreement between the Registrant and the officers and directors of the Registrant – incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-4 (File No. 333-100047).

10.16
Agency Agreement, dated as of January 1, 2004, among Kronos International, Inc., Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Canada, Inc., Kronos Titan AS and Societe Indutrielle Du Titane, S.A.   – incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 333-100047) for the year ended December 31, 2004.

10.17
Titanium Dioxide Products and Titanium Chemicals Distribution Agreement, dated as of January 1, 2005, among Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Canada, Inc., Kronos Titan AS, Kronos (US), Inc., Kronos Denmark ApS, Kronos Titan GmbH, Kronos Limited, Societe Industrielle Du Titane, S.A. and Kronos B.V. – incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (File No. 333-100047) for the year ended December 31, 2004.

10.18
Raw Material Purchase and Sale Agreement, dated as of January 1, 2004, among Kronos (US), Inc., Kronos Titan GmbH, Kronos Europe S.A./N.V. and Kronos Canada, Inc. – incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (File No. 333-100047) for the year ended December 31, 2004.

10.19
Promissory note in the amount of euro 65,000,000, dated as of October 12, 2004 between the Registrant and Kronos Worldwide, Inc. - incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K (File No. 333-100047) for the year ended December 31, 2004.

10.20
Promissory note in the amount of euro 98,094,875, dated as of November 26, 2004 between the Registrant and Kronos Worldwide, Inc. - incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K (File No. 333-100047) for the year ended December 31, 2004.

12.1	Statements of Computation of Ratio of Earnings to Fixed Charges

31.1	Certification.

31.2	Certification.

32.1	Certification.

___________________________________

*	Filed herewith
**	Management contract, compensatory plan or arrangement

                                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kronos International, Inc.
 (Registrant)

By:/s/ Steven L. Watson
Steven L. Watson
March 9, 2010
(Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Andrew Kasprowiak	/s/ Steven L. Watson
Andrew Kasprowiak, March 9, 2010	Steven L. Watson, March 9, 2010
(Director)	(Chief Executive Officer)

/s/ Dr. Ulfert Fiand	/s/ Gregory M. Swalwell_______
Dr. Ulfert Fiand, March 9, 2010	Gregory M. Swalwell, March 9, 2010
(Director)	(Vice President, Finance, Principal Financial Officer)

/s/ Klemens Schlueter_	/s/ Tim C. Hafer
Klemens Schlueter, March 9, 2010	Tim C. Hafer, March 9, 2010
(Director)	(Vice President, Controller, Principal Accounting Officer)

KRONOS INTERNATIONAL, INC.

Annual Report on Form 10-K

Items 8, 15(a) and 15(c)

Index of Financial Statements and Schedules

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets -
December 31, 2008 and 2009	F-3

Consolidated Statements of Operations -
Years ended December 31, 2007, 2008 and 2009	F-5

Consolidated Statements of Comprehensive Income (Loss) -
Years ended December 31, 2007, 2008 and 2009	F-6

Consolidated Statements of Stockholder’s Equity -
Years ended December 31, 2007, 2008 and 2009	F-7

Consolidated Statements of Cash Flows -
Years ended December 31, 2007, 2008 and 2009	F-8

Notes to Consolidated Financial Statements	F-10

Financial Statement Schedule

Schedule I – Condensed Financial Information of Registrant	S-1

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors of Kronos International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of Kronos International, Inc. and its subsidiaries at December 31, 2008 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Dallas, Texas
March 9, 2010

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

ASSETS	December 31,
	2008	2009

Current assets:
Cash and cash equivalents	$10.8	$29.4
Restricted cash	1.5	1.7
Accounts and other receivables	130.9	139.9
Receivable from affiliates	1.2	1.6
Inventories	303.9	207.7
Prepaid expenses	3.0	6.3
Deferred income taxes	-	.1

Total current assets	451.3	386.7

Other assets:
Deferred financing costs, net	6.8	5.8
Deferred income taxes	166.4	185.5
Other	4.6	5.2

Total other assets	177.8	196.5

Property and equipment:
Land	35.9	45.1
Buildings	171.9	181.6
Equipment	807.8	862.3
Mining properties	73.9	115.7
Construction in progress	37.9	7.9

Total property and equipment	1,127.4	1,212.6

Less accumulated depreciation and amortization	703.0	781.9

Net property and equipment	424.4	430.7

Total assets	$1,053.5	$1,013.9

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except share data)

LIABILITIES AND STOCKHOLDER’S EQUITY	December 31,
	2008	2009

Current liabilities:
Current maturities of long-term debt	$.8	$2.1
Accounts payable and accrued liabilities	134.5	133.0
Payable to affiliates	13.3	30.4
Income taxes	3.6	3.6
Deferred income taxes	4.6	4.7

Total current liabilities	156.8	173.8

Noncurrent liabilities:
Long-term debt	604.8	594.4
Deferred income taxes	13.0	11.6
Accrued pension cost	114.0	108.6
Other	27.6	22.1

Total noncurrent liabilities	759.4	736.7

Stockholder’s equity:
Common stock, $100 par value; 100,000 shares authorized; 2,968 shares issued	.3	.3
Additional paid-in capital	1,947.6	1,962.1
Retained deficit	(1,425.1)	(1,471.6)
Notes receivable from affiliate	(214.5)	(235.6)
Accumulated other comprehensive loss:
Currency translation	(107.9)	(93.9)
Defined benefit pension plans	(63.1)	(57.9)

Total stockholder’s equity	137.3	103.4

Total liabilities and stockholder’s equity	$1,053.5	$1,013.9

Commitments and contingencies (Notes 7 and 12)

See accompanying Notes to Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Years ended December 31,
	2007	2008	2009

Net sales	$946.1	$952.9	$819.9
Cost of sales	749.7	782.5	752.7

Gross margin	196.4	170.4	67.2

Selling, general and administrative expense	123.3	130.4	115.0
Other operating income (expense):
Currency transaction gains (losses), net	(3.9)	(.8)	8.2
Disposition of property and equipment	(.6)	(.9)	(.8)
Royalty income	7.2	6.5	5.9
Other income	3.0	.4	.8
Other expense	(.1)	(.1)	(.1)

Income (loss) from operations	78.7	45.1	(33.8)

Other income (expense):
Interest income from affiliates	20.6	17.3	-
Trade interest income	2.1	1.0	.2
Interest expense	(37.8)	(40.7)	(40.2)

Income (loss) before income taxes	63.6	22.7	(73.8)

Provision for income taxes (benefit)	122.4	1.4	(27.3)

Net income (loss)	$(58.8)	$21.3	$(46.5)

See accompanying Notes to Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years ended December 31,
	2007	2008	2009

Net income (loss)	$(58.8)	$21.3	$(46.5)

Other comprehensive (loss) income, net of tax:

Currency translation	19.0	(27.6)	14.0

Pension plans:
Amortization of prior service cost and net losses included in periodic pension cost	5.1	(.5)	3.7
Net actuarial gain arising during year	41.3	(.8)	1.5

	46.4	(1.3)	5.2

Total other comprehensive income (loss)	65.4	(28.9)	19.2

Comprehensive income (loss)	$6.6	$(7.6)	$(27.3)

See accompanying Notes to Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

Years ended December 31, 2007, 2008 and 2009

(In millions)

					Accumulated other
				Notes	comprehensive
		Additional		receivable	income (loss)		Total
	Common	paid-in	Retained	from	Currency	Pension	stockholder’s
	stock	capital	deficit	affiliates	translation	plans	equity

Balance at December 31, 2006	$.3	$1,944.2	$(1,314.6)	$(209.5)	$(99.3)	$(109.6)	$211.5

Net loss	-	-	(58.8)	-	-	-	(58.8)
Other comprehensive income, net of tax	-	-	-	-	19.0	46.4	65.4
Cash dividends	-	-	(34.2)	-	-	-	(34.2)
Change in accounting:
Uncertain tax positions provision of ASC Topic 715	-	-	(.5)	-	-	-	(.5)
Adoption of asset and liability provision of ASC Topic 740	-	-	(3.4)	-	-	1.4	(2.0)

Balance at December 31, 2007	.3	1,944.2	(1,411.5)	(209.5)	(80.3)	(61.8)	181.4

Net income	-	-	21.3	-	-	-	21.3
Other comprehensive loss, net of tax	-	-		-	(27.6)	(1.3)	(28.9)
Cash dividends	-	-	(34.9)	-	-	-	(34.9)
Intercompany interest Kronos Worldwide, Inc.	-	3.4	-	(5.0)	-	-	(1.6)

Balance at December 31, 2008	.3	1,947.6	(1,425.1)	(214.5)	(107.9)	(63.1)	137.3

Net loss	-	-	(46.5)	-	-	-	(46.5)
Other comprehensive income, net of tax	-	-	-	-	14.0	5.2	19.2
Intercompany interest Kronos Worldwide, Inc.	-	14.5	-	(21.1)	-	-	(6.6)

Balance at December 31, 2009	$.3	$1,962.1	$(1,471.6)	$(235.6)	$(93.9)	$(57.9)	$103.4

See accompanying Notes to Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2007	2008	2009
Cash flows from operating activities:
Net income (loss)	$(58.8)	$21.3	$(46.5)
Depreciation and amortization	41.0	45.6	41.6
Deferred income taxes	107.9	(6.7)	(25.1)
Defined benefit pension plan expense greater (less) than cash funding	6.9	(12.3)	(.6)
Other, net	3.8	4.7	4.0
Change in assets and liabilities:
Accounts and other receivables	5.4	16.7	(3.1)
Inventories	(11.1)	(89.1)	98.8
Prepaid expenses	.8	.1	(2.8)
Accounts payable and accrued liabilities	(.4)	12.8	(5.1)
Income taxes	(3.6)	(1.9)	.3
Accounts with affiliates	(4.3)	9.3	16.2
Other noncurrent assets	.3	(2.3)	.5
Other noncurrent liabilities	(3.0)	2.8	(10.7)

Net cash provided by operating activities	84.9	1.0	67.5

Cash flows from investing activities:
Capital expenditures	(42.4)	(61.7)	(19.5)
Change in restricted cash equivalents	(.1)	-	-

Net cash used in investing activities	(42.5)	(61.7)	(19.5)

Cash flows from financing activities:
Indebtedness:
Borrowings	.6	57.6	29.1
Principal payments	(.4)	(14.6)	(62.1)
Deferred financing fees	-	(.9)	(.6)
Dividends paid	(34.2)	(34.9)	-

Net cash (used in) provided by financing activities	(34.0)	7.2	(33.6)

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2007	2008	2009

Cash and cash equivalents - net change from:
Operating, investing and financing activities	$8.4	$(53.5)	$14.4
Currency translation	5.8	(2.7)	4.2

	14.2	(56.2)	18.6

Balance at beginning of year	52.8	67.0	10.8

Balance at end of year	$67.0	$10.8	$29.4

Supplemental disclosures – Cash paid for:
Interest	$36.0	$37.9	$38.2
Income taxes	18.9	10.0	2.2
Accrual for capital expenditures	8.6	6.2	3.9
Capital lease obligation incurred	-	-	5.9

See accompanying Notes to Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -                           Summary of significant accounting policies:

Organization and basis of presentation. We are a Delaware corporation that is a wholly-owned subsidiary of Kronos Worldwide, Inc. (“Kronos”) At December 31, 2009, (i) Valhi, Inc. held approximately 59% of Kronos’ outstanding common stock and NL Industries, Inc. (NYSE: NL) held an additional 36% of Kronos’ common stock, (ii) Valhi owned approximately 83% of NL’s outstanding common stock and (iii) subsidiaries of Contran Corporation held approximately 93% of Valhi's outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held by Mr. Simmons or other persons or related companies to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of such companies.

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

Translation of currencies.  We translate the assets and liabilities of our subsidiaries whose functional currency is other than the U.S. dollar at year-end rates of exchange, while we translate our revenues and expenses at average exchange rates prevailing during the year.  We accumulate the resulting translation adjustments in stockholder’s equity as part of accumulated other comprehensive income (loss), net of related deferred income taxes.  We recognize currency transaction gains and losses in income currently.

Derivatives and hedging activities.  We recognize derivatives as either assets or liabilities measured at fair value in accordance with Accounting Standard Codification (“ASC”) Topic 815 Derivatives and Hedging.  We recognize the effect of changes in the fair value of derivatives either in net income (loss) or other comprehensive income (loss), depending on the intended use of the derivative.

Cash and cash equivalents.  We classify bank time deposits and U.S. Treasury securities purchased under short-term agreements to resell with original maturities of three months or less as cash equivalents.

    Fair value of financial instruments. We carry marketable debt and equity securities at fair value.  ASC Topic 820, Fair Value Measurements and Disclosures, establishes a consistent framework for measuring fair value and beginning on January 1, 2008 (with certain exceptions) this framework is generally applied to all financial statements items required to be measured at fair value.  The standard requires fair value measurements to be classified and disclosed in one of the following three categories:

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

See Notes 8, 13 and 14.

Accounts receivable.  We provide an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

Inventories and cost of sales.  We state inventories at the lower of cost or market, net of allowance for obsolete and slow-moving inventories.  We generally base inventory costs for all inventory categories on average cost that approximates the first-in, first-out method.  Inventories include the costs for raw materials, the cost to manufacture the raw materials into finished goods and overhead.  Depending on the inventory’s stage of completion, our manufacturing costs can include the costs of packing and finishing, utilities, maintenance, depreciation and salaries and benefits associated with our manufacturing process.  We allocate fixed manufacturing overheads based on normal production capacity.  Unallocated overhead costs resulting from periods with abnormally low production levels are charged to expense as incurred.  As inventory is sold to third parties, we recognize the cost of sales in the same period that the sale occurs.  We periodically review our inventory for estimated obsolescence or instances when inventory is no longer marketable for its intended use, and we record any write-down equal to the difference between the cost of inventory and its estimated net realizable value based on assumptions about alternative uses, market conditions and other factors.

Property and equipment and depreciation.  We state property and equipment at cost including capitalized interest on borrowings during the actual construction period of major capital projects.  Capitalized interest costs were $.7 million in 2007, $2.1 million in 2008, and $.9 million in 2009.  We compute depreciation of property and equipment for financial reporting purposes (including mining equipment) principally by the straight-line method over the estimated useful lives of the assets as follows:

Asset	Useful lives

Buildings and improvements	10 to 40 years
Machinery and equipment	3 to 20 years
Mine development costs	Units-of-production

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

We have a governmental concession with an unlimited term to operate our ilmenite mines in Norway.  Mining properties consist of buildings and equipment used in our Norwegian ilmenite mining operations and costs associated with the development of a new mine area which commenced production in 2009.  While we own the land and ilmenite reserves associated with the mining operations, such land and reserves were acquired for nominal value and we have no material asset recognized for the land and reserves related to our mining operations.

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

Income taxes.  We, Kronos and Valhi are members of Contran’s consolidated U.S. federal income tax group (the "Contran Tax Group") and we also file consolidated income tax returns with Contran in various U.S. state jurisdictions.  As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group.  See Note 7.  As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran.  Pursuant to the tax sharing agreement, we make payments to or receive payments from Kronos using the tax elections made by Contran, in amounts we would have paid to or received from the U.S. Internal Revenue Service had we not been a member of the Contran Tax Group.  We made no payments to Kronos for income taxes during 2007, 2008 or 2009.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of non U.S. subsidiaries which are not deemed to be permanently reinvested.  The earnings of non U.S. subsidiaries subject to permanent reinvestment plans aggregated $700 million at December 31, 2008 and $666 million at December 31, 2009.  It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to such earnings due to the complexities associated with the U.S. taxation on earnings of non U.S. subsidiaries repatriated to the U.S.  We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets that we believe does not meet the more-likely-than-not recognition criteria.

We record a reserve for uncertain tax positions for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  See Note 15.

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

Selling, general and administrative expense; shipping and handling costs.  Selling, general and administrative expense includes costs related to marketing, sales, distribution, shipping and handling, research and development, legal and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.  We include shipping and handling costs in selling, general and administrative expense and these costs were $57 million in 2007, $67 million in 2008, and $54 million in 2009.  We expense advertising costs as incurred and these costs were approximately $1 million in each of 2007, and 2008 and approximately $.6 million in 2009.  We expense research, development and certain sales technical support costs as incurred and these costs approximated $12 million in each of 2007, 2008 and 2009.

Note 2 -                      Geographic information:

Our operations are associated with the production and sale of titanium dioxide pigments (“TiO2”).  TiO2 pigments are used to impart whiteness, brightness and opacity to a wide variety of products, including paints, plastics, paper, fibers and ceramics.  All of our net assets are located in Europe.

For geographic information, we attribute net sales to the place of manufacture (point of origin) and to the location of the customer (point of destination); we attribute property and equipment to their physical location.

	Years ended December 31,
	2007	2008	2009
	(In millions)
Geographic areas
Net sales – point of origin:
Germany	$700.6	$694.8	$616.5
Belgium	209.8	207.7	164.4
Norway	184.3	194.3	139.5
Eliminations	(148.6)	(143.9)	(100.5)

Total	$946.1	$952.9	$819.9

	Years ended December 31,
	2007	2008	2009
	(In millions)
Net sales – point of destination:

Europe	$807.4	$809.8	$669.0
North America	20.9	15.5	20.6
Other	117.8	127.6	130.3

Total	$946.1	$952.9	$819.9

	December 31,
	2008	2009
	(In millions)

Identifiable assets - net property and equipment:

Germany	$273.5	$263.1
Belgium	64.5	62.8
Norway	83.5	101.2
Other	2.9	3.6

Total	$424.4	$430.7

Note 3 -                           Accounts and other receivables:

	December 31,
	2008	2009
	(In millions)

Trade receivables	$113.5	$126.8
Recoverable VAT and other receivables	18.5	15.3
Refundable income taxes	.7	.4
Allowance for doubtful accounts	(1.8)	(2.6)

Total	$130.9	$139.9

Note 4 -                           Inventories

	December 31,
	2008	2009
	(In millions)

Raw materials	$58.7	$46.8
Work in process	16.1	13.3
Finished products	183.2	98.9
Supplies	45.9	48.7

Total	$303.9	$207.7

Note 5 -                           Accounts payable and accrued liabilities:

	December 31,
	2008	2009
	(In millions)

Accounts payable	$81.8	$69.9
Employee benefits	16.0	18.7
Accrued sales discounts and rebates	11.6	19.3
Accrued interest	7.7	7.9
Other	17.4	17.2

Total	$134.5	$133.0

Note 6 -                      Long-term debt:

	December 31,
	2008	2009
	(In millions)

Long-term debt:
6.5% Senior Secured Notes	$560.0	$574.6
Revolving credit facility	42.2	13.0
Other	3.4	8.9

Total debt	605.6	596.5
Less current maturities	.8	2.1

Total long-term debt	$604.8	$594.4

Senior Secured Notes.  In April 2006, we issued euro 400 million principal amount of 6.5% Senior Secured Notes (“6.5% Notes”) due 2013 at 99.306% of the principal amount ($498.5 million when issued).  We collateralized the 6.5% Notes with a pledge of 65% of the common stock or other ownership interests of certain of our first-tier European operating subsidiaries: Kronos Titan GmbH, Kronos Denmark ApS, Kronos Limited and Societe Industrielle Du Titane, S.A.  We issued the 6.5% Notes pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of the assets to, another entity.  At our option, we may redeem the 6.5% Notes at redemption prices of 103.25% of the principal amount through October 2010, declining to redemption prices of 100% on or after October 15, 2012.  In the event of a change of control, as defined in the agreement, we would be required to make an offer to purchase our 6.5% Notes at 101% of the principal amount.  We would also be required to make an offer to purchase a specified portion of our 6.5% Notes at par value in the event we generate a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period.  See Note 13.  The indenture also contains certain cross-referenced provisions, as discussed below.  The carrying amount of the 6.5% Notes includes unamortized original issue discount of euro 1.7 million ($2.4 million) and euro 1.3 million ($1.9 million) at December 31, 2008 and 2009, respectively.

Revolving Credit Facility. Our operating subsidiaries in Germany, Belgium, Norway and Denmark have a euro 80 million secured revolving bank credit facility that matures in May 2011.  We may denominate borrowings in euros, Norwegian kroner or U.S. dollars.  We may also issue up to euro 5 million of letters of credit.  The facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower.  The facility contains certain restrictive covenants that, among other things, restrict the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of the assets to, another entity.  On September 15, 2009 we and the lenders entered into the Fourth Amendment to the credit facility.  Among other things, the Fourth Amendment added two additional financial covenants and increased the rate on outstanding borrowings to LIBOR plus a margin ranging from 3% to 4% depending on the amount of outstanding borrowings (3.47% at December 31, 2009).  Upon achieving a specified financial covenant, these two additional financial covenants will no longer be in effect, and the interest rate on outstanding borrowings would be reduced to LIBOR plus 1.75%.  Additionally the borrowing availability under the line is limited to euro 51 million ($73.5 million at December 31, 2009) until we are in compliance with certain specified financial covenants, and in any event no earlier than March 31, 2010.  At December 31, 2009, we had borrowed a net euro 9 million ($13.0 million) and the equivalent of $60.5 million was available for borrowings under the facility.  The amount of such borrowing availability is based on the euro 51 million maximum borrowing availability.

Restrictions and other.  Aggregate maturities of long-term debt at December 31, 2009:

Years ending December 31,	Amount
(In millions)

2010	$2.1
2011	15.2
2012	2.2
2013	575.8
2014	.5
2015 and thereafter	.7

Total	$596.5

Under the cross-default provisions of the 6.5% Notes, the 6.5% Notes may be accelerated prior to their stated maturity if we or any of our subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay the other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under the other indebtedness).  Under the cross-default provisions of the credit facility, any outstanding borrowings under the facility may be accelerated prior to their stated maturity if we or the borrowers default under any other indebtedness in excess of euro 5 million due to a failure to pay the other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under the other indebtedness).  The credit facility contains provisions that allow the lender to accelerate the maturity of the facility in the event of a change of control, as defined in the respective agreement, of the applicable borrower.  In the event any of these cross-default or change-of-control provisions become applicable, and the indebtedness is accelerated, we would be required to repay the indebtedness prior to its stated maturity.

    The credit facility described above requires the borrower to maintain minimum levels of equity, requires the maintenance of certain financial ratios, limits dividends and additional indebtedness and contains other provisions and restrictive covenants customary in lending transactions of this type.  We are in compliance with all of our debt covenants at December 31, 2009.  We believe we will be able to comply with the financial covenants contained in our credit facility through the maturity of the facility; however if future operating results differ materially from our expectations we may be unable to maintain compliance.

At December 31, 2009, our restricted net assets approximated $103 million.  The terms of the indenture governing the 6.5% Notes limits our ability to pay dividends and make other restricted payments.  At December 31, 2009, the maximum amount of dividends and other restricted payments that we could make (the “Restricted Payment Basket”) was nil.  The indenture currently prohibits us from utilizing such Restricted Payment Basket because we have not met a specified financial ratio contained in the indenture; such prohibition will continue until such time as we meet the specified financial ratio.

Note 7 - Income taxes:

	Years ended December 31,
	2007	2008	2009
	(In millions)
Pre-tax income (loss):
Germany	$31.7	$(5.5)	$(76.1)
Other non-U.S.	31.9	28.2	2.3

Total	$63.6	$22.7	$(73.8)

Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$22.2	$7.9	$(25.8)
Non-U.S. tax rates	(.4)	(1.0)	2.3
Incremental tax and rate differences on equity in earnings of non-tax group companies	.5	.3	-
Adjustment of German tax attribute	8.7	(7.2)	.2
Nondeductible expenses	2.8	2.2	1.9
Tax contingency reserve adjustment, net	(.7)	-	(4.7)
Assessment (refund) of prior year income taxes	(.9)	.3	(.2)
Nontaxable income	(.5)	(.9)	(.9)
German tax rate change	90.8	-	-
Other, net	(.1)	(.2)	(.1)

Provision for income taxes (benefit)	$122.4	$1.4	$(27.3)

Components of income tax expense (benefit):
Currently payable:
Germany	$1.4	$.8	$.3
Other non – U.S.	12.8	7.3	2.2

	14.2	8.1	2.5
Deferred income taxes (benefit):
Germany	111.6	(7.7)	(27.0)
Other non - U.S.	(3.4)	1.0	(2.8)

	108.2	(6.7)	(29.8)

Provision for income taxes (benefit)	$122.4	$1.4	$(27.3)

	Years ended December 31,
	2007	2008	2009
	(In millions)
Comprehensive provision for income taxes (benefit) allocable to:
Income (loss) from operations	$122.4	$1.4	$(27.3)
Other comprehensive income – Pension plans	28.0	(.4)	2.2
Adoption of measurement date provisions of ASC Topic 715 to pension plans	(1.2)	-	-

Total	$149.2	$1.0	$(25.1)

The components of our net deferred income taxes at December 31, 2008 and 2009, are summarized in the following table.

	December 31,
	2008		2009
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Tax effect of temporary differences related to:
Inventories	$-	$(4.2)	$-	$(3.5)
Property and equipment	-	(27.9)	-	(35.3)
Accrued pension cost	2.2	-	-	-
Other accrued liabilities and deductible differences	19.9	-	19.1	-
Other taxable differences	-	(4.5)	-	(6.8)
Tax loss and tax credit carryforwards	163.3	-	195.8	-
Adjusted gross deferred tax assets (liabilities)	185.4	(36.6)	214.9	(45.6)
Netting of items by tax jurisdiction	(19.0)	19.0	(29.3)	29.3

	166.4	(17.6)	185.6	(16.3)
Less net current deferred tax asset (liability)	-	(4.6)	.1	(4.7)

Net noncurrent deferred tax asset (liability)	$166.4	$(13.0)	$185.5	$(11.6)

     Tax authorities are examining certain of our tax returns and have or may propose tax deficiencies, including penalties and interest.  Because of the inherent uncertainties involved in the settlement of the potential exposure, if any, the final outcome is also uncertain.  We believe that we have provided adequate reserves.

     Following the resolution of tax audits in Belgium and Germany in the third and fourth quarters of 2009, we de-recognized $4.7 million of our reserve for uncertain tax positions primarily related to the audit resolutions.

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

At December 31, 2009, we had the equivalent of $941 million and $288 million of net operating loss carryforwards for German corporate and trade tax purposes, respectively.  At December 31, 2009, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of these carryforwards, particularly if the economic recovery were to be short-lived or we generate operating losses in our German operations for an extended period of time, it is possible we might conclude the benefit of the carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

As a consequence of a European Court ruling that resulted in a favorable resolution of certain income tax issues in Germany, during the first quarter of 2010 the German tax authorities agreed to an increase in our German net operating loss carryforwards.  Accordingly, we expect to report a non-cash income tax benefit of approximately $35.2 million in the first quarter of 2010.

Note 8 - Employee benefit plans:

Defined contribution plans.  We maintain various defined contribution pension plans with our contributions based on matching or other formulas.  Defined contribution plan expense was not material in 2007, 2008 or 2009.

Accounting for defined benefit plans.  We recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension plans on our Consolidated Balance Sheets.  Changes in the funded status of these plans are recognized either in net income (loss), to the extent they are reflected in periodic benefit cost, or through other comprehensive income (loss).

     Prior to December 31, 2007 we used September 30 as a measurement date for certain of our pension plans. In accordance with asset and liability recognition provisions of ASC Topic 715 Compensation – Retirement Benefits, effective December 31, 2007 we transitioned all of our plans which had previously used a September 30 measurement date to a December 31 measurement date using a 15 month net periodic benefit cost.  Accordingly one-fifth of the net periodic benefit cost for the period from October 1, 2006 through December 31, 2007, net of income taxes, has been allocated as a direct adjustment to retained earnings to reflect this change and four-fifths of the cost was allocated to expense in 2007.  In addition, we are providing the expanded disclosures regarding our defined benefit pension plan assts as of December 31, 2009 as required by the provisions of ASC Topic 715.

Defined benefit plans.  We sponsor various defined benefit pension plans.  Employees are covered by plans in their respective countries.  The benefits under our plans are based upon years of service and employee compensation.  Our funding policy is to contribute annually the minimum amount required under ERISA equivalent of non U.S. regulations plus additional amounts as we deem appropriate.

    We expect to contribute the equivalent of approximately $18.5 million to all of our defined benefit pension plans during 2010.  Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In millions)

2010	$19.7
2011	20.1
2012	22.8
2013	21.2
2014	22.4
Next 5 years	103.0

 The funded status of our defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2008	2009
	(In millions)
Change in projected benefit obligations (“PBO”):
Benefit obligations at beginning of the year	$358.3	$317.1
Service cost	7.0	6.8
Interest cost	13.9	18.1
Participant contributions	1.8	1.5
Actuarial (gains) losses	(12.5)	7.6
Change in currency exchange rates	(30.0)	16.9
Benefits paid	(21.4)	(20.2)

Benefit obligations at end of the year	317.1	347.8

Change in plan assets:
Fair value of plan assets at beginning of the year	230.3	203.1
Actual return on plan assets	(1.8)	22.4
Employer contributions	15.4	18.1
Participant contributions	1.8	1.5
Change in currency exchange rates	(21.2)	13.1
Benefits paid	(21.4)	(20.2)

Fair value of plan assets at end of year	203.1	238.0

Funded status	$(114.0)	$(109.8)

Amounts recognized in the balance sheet:
Noncurrent pension asset	$-	$.3
Accrued pension costs:
Current	-	(1.5)
Noncurrent	(114.0)	(108.6)

Total	$(114.0)	$(109.8)

Accumulated other comprehensive loss:
Actuarial losses	$96.8	$90.1
Prior service cost	4.4	3.9
Net transition obligations	.4	.2

Total	$101.6	$94.2

Accumulated benefit obligations (“ABO”)	$285.8	$315.5

The components of our net periodic defined benefit pension cost are presented in the table below.  In the fourth quarter of 2008 we recognized a $6.9 million adjustment in connection with the correction of our pension expense previously recognized for 2006 and 2007.  The $6.9 million adjustment consisted of $2.0 million of service cost, $4.1 million of interest cost credit and $4.8 million of recognized actuarial gains.  The amounts shown below for the amortization of prior service cost, net transition obligations and recognized actuarial losses for 2008 and 2009 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2007 and 2008, respectively, net of deferred income taxes.

	Years ended December 31,
	2007	2008	2009
	(In millions)
Net periodic pension cost:
Service cost benefits	$5.6	$7.0	$6.8
Interest cost on PBO	17.7	13.9	18.1
Expected return on plan assets	(11.5)	(13.4)	(12.0)
Recognized actuarial losses (gain)	7.5	(1.4)	4.6
Amortization of prior service cost	.5	.6	.5
Amortization of net transition obligations	.2	.2	.2

Total	$20.0	$6.9	$18.2

Certain information concerning our defined benefit pension plans is presented in the table below.

	December 31,
	2008	2009
	(In millions)

Plans for which the ABO exceeds plan assets:
PBO	$267.9	$289.9
ABO	245.8	266.3
Fair value of plan assets	158.8	181.4

The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2008 and 2009 are presented in the table below.

	December 31,
Rate	2008	2009

Discount rate	5.8%	5.5%
Increase in future compensation levels	3.2%	3.2%

The weighted-average rate assumptions used in determining the net periodic pension cost for 2007, 2008 and 2009 are presented in the table below.

	Years ended December 31,
Rate	2007	2008	2009

Discount rate	4.6%	5.5%	5.8%
Increase in future compensation levels	3.0%	3.0%	3.2%
Long-term return on plan assets	5.7%	5.7%	5.7%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The amounts shown in the above tables for actuarial losses, prior service cost and net transition obligations at December 31, 2007 and 2008 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years.  These amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 2008 and 2009.  We expect approximately $5.0 million, $.6 million and $.1 million of the unrecognized actuarial losses, prior service costs and net transition obligations, respectively, will be recognized as components of our net periodic defined benefit pension cost in 2010.

The table below details the changes in other comprehensive income (loss) during 2007, 2008 and 2009.

	Years Ended December 31,
	2007	2008	2009
	(In Millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Current year:
Net actuarial gain (loss)	$66.4	$(.9)	$2.1
Amortization of unrecognized:
Prior service cost	.5	.6	.5
Net transition obligations	.2	.2	.2
Net actuarial losses (gain)	7.5	(1.4)	4.6
Change in measurement date:
Prior service costs	.1	-	-
Net actuarial loss	2.0	-	-

Total	$76.7	$(1.5)	$7.4

    As noted above, we are providing the expanded disclosures regarding our defined benefit pension plan assets as of December 31, 2009, as required by the provisions of ASC Topic 715.  The transition provisions of this Topic required us to provide these expanded disclosures on a prospective basis for the December 31, 2009 plan assets only.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components.  In addition, we receive third-party advice about appropriate long-term rates of return.  Such assumed asset mixes are summarized below:

•
In Germany, the composition of our plan assets is established to satisfy the requirements of the German insurance commissioner.  Our German pension plan assets represent an investment in a large collective investment fund established and maintained by Bayer AG in which several pension plans, including our German pension plan and Bayer’s pension plans, have invested.  These plan assets are a Level 3 input because there is not an active market that approximates the value of our investment in the Bayer investment fund.  We determine the fair value of the Bayer plan assets based on periodic reports we receive from the managers of the Bayer plan which are subject to audit by the German pension regulator.

•
In Norway, we currently have a plan asset target allocation of 14% to equity securities, 72% to fixed income securities and the remainder primarily to liquid investments such as money markets.  The expected long-term rate of return for such investments is approximately 9.0%, 5.0% and 4.0%, respectively. The majority of Norwegian plan assets are Level 1 inputs because they are traded in active markets; however a portion of our Norwegian plan assets are invested in certain individualized fixed income insurance contracts for the benefit of each plan participant as required by the local regulators and are therefore a Level 3 input.

•
We also have plan assets in Belgium and the United Kingdom.  The Belgian plan assets are invested in certain individualized fixed income insurance contracts for the benefit of each plan participant as required by the local regulators and are therefore a Level 3 input.  The United Kingdom plan assets consist of marketable securities which are Level 1 inputs because they trade in active markets.

We regularly review our actual asset allocation for each of our plans, and periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when we consider it appropriate.

The composition of our December 31, 2009 pension plan assets by asset category and fair value level were as follows:

	Fair Value Measurements at December 31, 2009
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)

Germany	$172.3	$-	$-	$172.3
Norway:
Local currency equities	3.6	3.6	-	-
Non local currency equities	6.4	6.4	-	-
Local currency fixed income	31.9	7.7	-	24.2
Non local fixed income	4.4	1.3	-	3.1
Cash and other	10.4	9.7	-	.7
Other	9.0	2.2	-	6.8

Total	$238.0	$30.9	$-	$207.1

A rollforward of the change in fair value of Level 3 assets follows:

Amounts
(In millions)

Fair value at December 31, 2008	$178.9
Gain (loss) on assets held at December 31, 2009	19.8
Gain (loss) on assets sold during the year	(1.4)
Assets purchased	20.2
Assets sold	(19.0)
Currency	8.6

Fair value at December 31, 2009	$207.1

    Our December 31, 2008 pension plan weighted average asset allocations by asset category were as follows:

	December 31, 2008
	Germany	Norway

Equity securities and limited partnerships	24%	14%
Fixed income securities	52	83
Real estate	12	-
Cash, cash equivalents and other	12	3

Total	100%	100%

Note 9 – Other noncurrent liabilities:

	December 31,
	2008	2009
	(In millions)

Reserve for uncertain tax positions	$13.1	$9.5
Employee benefits	8.8	9.2
Insurance claims and expenses	1.5	-
Other	4.2	3.4

Total	$27.6	$22.1

Note 10 – Common stock and notes receivable from affiliates:

    NL common stock options held by employees of the Company.  At December 31, 2009, our employees held options to purchase approximately 38,000 shares of NL common stock, all of which are exercisable.  These options are exercisable at various dates through 2011; 12,000 have an exercise price of $5.63 per share and 26,000 have an exercise price of $11.49 per share.  At December 31, 2009, the quoted market price of NL’s common stock was $6.94 per share.  No options were exercised during 2007 or 2008, 700 options were exercised during 2009.

Common stock dividends.  We paid cash dividends to Kronos of $34.2 million in 2007, $34.9 million in 2008, and nil in 2009.

Notes receivable from affiliates – contra equity.  Prior to 2007, we loaned an aggregate euro 163.1 million ($209.5 million) to Kronos in return for two promissory notes instead of making a cash dividend distribution.  The notes bear interest at a rate of 9.25%.  The original notes provided for a December 31, 2010 maturity date and required interest to be paid quarterly.  Effective October 1, 2008, the terms of these notes were modified to extend the maturity date to December 31, 2013 and to provide that all interest accrued on or after October 1, 2008 is also not due until the December 31, 2013 maturity date.  Interest on these notes was paid quarterly through September 30, 2008.  The notes are unsecured, contain no financial covenants and provide for default only upon Kronos’ failure to pay any amount when due (subject to a short grace period).  Due to the long-term investment nature of these notes, settlement of the principal balance and accrued but unpaid interest of the notes is not contemplated within the foreseeable future.  We currently expect that settlement of the principal and accrued interest will occur through a capital transaction (i.e. a non-cash dividend to Kronos in the form of distributing such notes receivable and interest to Kronos).  Accordingly, we have classified these notes and the related accrued interest receivable as a separate component of stockholder’s equity in accordance with GAAP.  Through September 30, 2008, we recognized interest income on the notes since it was expected to, and was, paid quarterly.

Note 11 - Related party transactions:

We may be deemed to be controlled by Harold C. Simmons.  See Note 1.  Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held noncontrolling interest in another related party.  While no transactions of the type described above are planned or proposed with respect to us other than as set forth in these financial statements, we continuously consider, review and evaluate, and understand that Contran and related entities consider, review and evaluate such transactions.  Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future.

Current receivables from and payables to affiliates are summarized in the table below.

	December 31,
	2008	2009
	(In millions)
Current receivables from affiliates:
Kronos Canada Inc. (“KC”)	$1.2	$1.6

Current payables to affiliate:
Kronos (US), Inc. (“KUS”)	$13.3	$30.2
Kronos Canada, inc.	-	.2

Total	$13.3	$30.4

Interest income on all loans to related parties, consisting of the interest income earned on our notes receivable from Kronos discussed in Note 10, was $20.6 million in 2007, $17.3 million in 2008, and none in 2009.

Net amounts between us and KUS were generally related to product sales and purchases and raw material purchases.  Net amounts between us and KC were generally related to product sales and purchases and royalties.  KUS and KC are both subsidiaries of Kronos.

Sales of TiO2 to KUS and KC aggregated $21.9 million in 2007, $15.3 million in 2008 and $20.5 million in 2009.

Purchases of TiO2 from KUS were $1.7 million in 2007, $.1 million in 2008 and $3.7 million in 2009.  Purchases of TiO2 from KC were $1.2 million in 2007, $1.4 million in 2008 and $5.9 million in 2009.

KUS purchases the rutile and slag feedstock used as a raw material in all of our chloride process TiO2 facilities.  We purchase such feedstock from KUS for use in our facilities for an amount equal to the amount paid by KUS to the third-party supplier plus an administrative fee.  Such feedstock purchases including the administrative fee were $147.1 million in 2007, $154.3 million in 2008 and $99.8 million in 2009.

Royalty income received from KC for use of certain of our intellectual property was $7.2 million in 2007, $6.5 million in 2008 and $5.9 million in 2009.

Under the terms of various intercorporate services agreements ("ISAs") entered into between us and various related parties, including Contran, employees of one company will provide certain management, tax planning, financial and administrative services to the other company on a fee basis.  Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient, and the compensation and associated expenses of such persons.  Because of the large number of companies affiliated with Contran, Kronos Worldwide and NL, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. These ISA agreements are reviewed and approved by the applicable independent directors of the companies that are parties to the agreements.  The net ISA fee charged to us included in selling, general and administrative expense was $3.8 million in 2007, $3.5 million in 2008 and $2.9 million in 2009.

Tall Pines Insurance Company, and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including ourselves.  Tall Pines and EWI are subsidiaries of Valhi.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker.  The aggregate premiums paid to Tall Pines and EWI by us were $5.3 million in 2007, $5.0 million in 2008 and $5.3 million in 2009.  These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines and EWI.  Tall Pines purchases reinsurance for substantially all of the risks it underwrites.  We expect these relationships with Tall Pines and EWI will continue in 2010.

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

Concentrations of credit risk.  Sales of TiO2 accounted for about 84% of our sales in each of 2007 and 2008 and 86% in 2009.  The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals and certain titanium chemical products (derived from co-products of the TiO2 production processes).  TiO2 is generally sold to the paint, plastics and paper industries.  Such markets are generally considered “quality-of-life” markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions.  We sell TiO2 to over 3,000 customers, with the top ten customers (excluding sales to KC and KUS) approximating 19%, 20%, and 20% of net sales in 2007, 2008 and 2009, respectively.  We did not have sales to a single customer comprising over 10% of our net sales in any of the previous three years.  The table below shows our percentage of TiO2 sales by volume sold to customers in our significant markets, Europe and North American, for the last three years.

	2007	2008	2009

Europe	80%	80%	77%
North America	3%	2%	3%

Long-term contracts.  KUS has long-term supply contracts that provide for certain of its affiliates’ TiO2 feedstock requirements through 2014 including our feed stock requirements.  The agreements require KUS to purchase certain minimum quantities of feedstock with minimum annual purchase commitments aggregating approximately $549 million at December 31, 2009.  The agreements require that we and certain of our affiliates purchase chloride process feedstock underlying these long-term supply contracts from KUS.  In addition, we have other long-term supply and service contracts that provide for various raw materials and services.  These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $161 million at December 31, 2009.

Operating leases.  Our principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease with Bayer that expires in 2050.  The Leverkusen facility itself, which we own and which represents approximately one-half of our current TiO2 production capacity, is located within Bayer’s extensive manufacturing complex.  We periodically establish the amount of rent for the land lease associated with the Leverkusen facility by agreement with Bayer for periods of at least two years at a time.  The lease agreement provides for no formula, index or other mechanism to determine changes in the rent for such land lease; rather, any change in the rent is subject solely to periodic negotiation between Bayer and ourselves.  We recognize any change in the rent based on such negotiations as part of lease expense starting from the time such change is agreed upon by both parties, as any such change in the rent is deemed “contingent rentals” under GAAP.  Under a separate supplies and services agreement expiring in 2011, Bayer provides some raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility.

We also lease various other manufacturing facilities and equipment.  Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively.  In most cases we expect that, in the normal course of business, such leases will be renewed or replaced by other leases.  Net rent expense approximated $9 million in 2007, $10 million in 2008, and $9 million in 2009.

At December 31, 2009, future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year were as follows:

Years ending December 31,	Amount
(In millions)

2010	$4.4
2011	2.8
2012	2.4
2013	2.0
2014	1.0
2015 and thereafter	20.0

Total	$32.6

Approximately $22 million of the $32.6 million aggregate future minimum rental commitments at December 31, 2009 relates to our Leverkusen facility lease discussed above.  The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2009.  As discussed above, any change in the rent is based solely on negotiations between Bayer and ourselves, and any such change in the rent is deemed “contingent rentals” under GAAP which is excluded from the future minimum lease payments disclosed above.

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

Note 13 - Financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2008 and 2009:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

December 31, 2008:
Currency forward contracts	$(2.6)	$(2.6)	$-	$-

December 31, 2009:
Currency forward contracts	1.6	1.6	-	-

Certain of our sales generated by our operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Derivatives used to hedge forecasted transactions and specific cash flows associated with financial assets and liabilities denominated in currencies other than the U.S. dollar and which meet the criteria for hedge accounting are designated as cash flow hedges.  Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings.  Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions.  The fair value of the currency forward contracts is determined using Level 1 inputs based on the currency spot forward rates quoted by banks.  At December 31, 2009, we had currency forward contracts to exchange an aggregate euro 21.4 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.47 to kroner 9.21 per euro.  These contracts with DnB Nor Bank ASA mature from January 2010 through December 2010 and are subject to early redemption provisions at our option.  At December 31, 2009, the actual exchange rate was kroner 8.30 per euro.

The estimated fair value of such currency forward contracts at December 31, 2009 was a $1.6 million net asset which is recognized as part of Prepaid Expenses in our Consolidated Balance Sheet and a corresponding $1.6 million currency transaction gain in our Consolidated Statement of Operations.  To the extent we held such contracts during 2008 and 2009, we did not use hedge accounting for any of our contracts.

In the first quarter of 2010, we entered into a series of currency forward contracts to exchange an aggregate of $64.0 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 5.83 to kroner 6.06 per U.S. dollar.  These contracts with DnB Nor Bank ASA mature from February 2010 through January 2011 and are subject to early redemption provisions at our option.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2008 and 2009.
	December 31,		December 31,
	2008		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)

Cash, cash equivalents, restricted cash	$12.3	$12.3	$31.1	$31.1

Notes payable and long-term debt:
Fixed rate with market quotes -
6.5% Senior Secured Notes	$560.0	$129.4	$574.6	$466.2
European credit facility	42.2	42.2	13.0	13.0

At December 31, 2008 and 2009, the estimated market price of the 6.5% Notes was approximately euro 230 and euro 809 per euro 1,000 principal amount, respectively.  Fair value of our 6.5% Notes is based upon quoted market prices at each balance sheet date; these quoted market prices represent Level 2 inputs because the markets in which the Notes trade are not active.  See Notes 1 and 14.

Note 14 – Recent accounting pronouncements:

Benefit Plan Asset Disclosures - During the fourth quarter of 2008, the FASB issued FSP SFAS 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is now included with ASC Topic 715-20 Defined Benefit Plans.  This statement amends SFAS No. 87, 88 and 106 to require expanded disclosures about employers’ pension plan assets.  FSP 132 (R)-1 became effective for us beginning with this 2009 annual report, and we have provided the expanded disclosures about our pension plan assets in Note 10.

Derivative Disclosures – In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, which is now included with ASC Topic 815 Derivatives and Hedging.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position and performance and cash flows.  This statement became effective for us in the first quarter of 2009.  We periodically use currency forward contracts to manage a portion of our currency exchange rate market risk associated with trade receivables or future sales.  In addition, we periodically use commodity contracts to manage a portion of our natural gas market risk.  The contracts we have outstanding at December 31, 2009 are marked to market at each balance sheet date and are not accounted for under hedge accounting.  See Note 15.  Because our prior disclosures regarding these forward contracts substantially met all of the applicable disclosure requirements of the new standard, its effectiveness did not have a significant effect on our Consolidated Financial Statements.

    Other-Than-Temporary-Impairments - In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which is now included with ASC Topic 320 Debt and Equity Securities.  The FSP amends existing guidance for the recognition and measurement of other-than-temporary impairments for debt and equity securities classified as available-for-sale and held-to-maturity and expands the disclosure requirements for interim and annual periods for available-for-sale and held-to-maturity debt and equity securities, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized. This FSP became effective for us in the second quarter of 2009 and its adoption did not have a material effect on our Consolidated Financial Statements.

    Fair Value Disclosures - Also in April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which is now included with ASC Topic 825 Financial Instruments.  This FSP will require us to disclose the fair value of all financial instruments for which it is practicable to estimate the value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments for interim as well as annual periods.  Prior to the adoption of the FSP we were only required to disclose this information annually.  This FSP became effective for us in the second quarter of 2009, see Note 15.

    Subsequent Events – In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is now included with ASC Topic 855 Subsequent Events.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, which are referred to as subsequent events. The statement clarifies existing guidance on subsequent events including a requirement that a public entity should evaluate subsequent events through the issue date of the financial statements, the determination of when the effects of subsequent events should be recognized in the financial statements and disclosures regarding all subsequent events.  SFAS No. 165 became effective for us in the second quarter of 2009 and its adoption did not have a material effect on our Consolidated Financial Statements.

Uncertain Tax Positions. On January 1, 2007, we adopted FIN 48, Accounting for Uncertain Tax Positions, which is now included with ASC Topic 740 Income Taxes.  FIN 48 clarifies when and how much of a benefit we can recognize in our consolidated financial statements for certain positions taken in our income tax returns and enhances the disclosure requirements for our income tax policies and reserves.  Among other things, FIN 48 prohibits us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.  FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard.  We are required to classify any future reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position.

Upon adoption of FIN 48 on January 1, 2007, we increased our existing reserve for uncertain tax positions, which we previously classified as part of our deferred income taxes, from $14.1 million to $14.6 million and accounted for such $.5 million increase as a reduction of retained earnings in accordance with the transition provisions of the new standard.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued during 2007, 2008, and 2009 was not material, and at December 31, 2007, 2008, and 2009 we had $3.0 million, $2.7 million, and $2.5 million respectively, accrued for interest and penalties for our uncertain tax positions.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2007, 2008, and 2009:

	Year Ended December 31,
	2007	2008	2009
	(In Millions)
Changes in unrecognized tax benefits:
Unrecognized tax benefits at beginning of year	$10.9	$11.9	$10.4
Net increase (decrease):
Tax positions taken in prior periods	(1.9)	(1.1)	(5.0)
Tax positions taken in current period	1.9	1.8	.9
Settlements with taxing authorities – cash paid	-	(.1)	-
Lapse of applicable statute of limitations	-	(.7)	-
Change in currency exchange rates	1.0	(1.4)	.7

Unrecognized tax benefits at end of year	$11.9	$10.4	$7.0

If our uncertain tax positions were recognized, a benefit of $14.9   million, $13.1 million, and $9.5 million would affect our effective income tax rates from continuing operations for 2007, 2008, and 2009 respectively.  We currently estimate that our unrecognized tax benefits will not change materially during the next twelve months.

We file income tax returns in various U.S. federal, state and local jurisdictions.  We also file income tax returns in various non U.S. jurisdictions, principally in Germany, Belgium and Norway.  Our non U.S. income tax returns are generally considered closed to examination for years prior to 2005 for Germany; 2006 for Belgium and 2000 for Norway.

Note 15 -                           Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions)

Year ended December 31, 2008
Net sales	$239.6	$291.5	$249.7	$172.1
Gross margin	45.1	50.1	37.8	37.4
Net income	3.8	12.9	1.7	2.9

Year ended December 31, 2009
Net sales	$171.6	$196.7	$224.6	$227.0
Gross margin	(6.5)	(1.0)	40.1	34.6
Net income (loss)	(24.0)	(26.1)	3.0	.6

In the second quarter of 2008, we recognized a $7.2 million income tax benefit related to a favorable resolution of certain income tax issues in Germany.  See Note 7.  In the fourth quarter of 2008, we recognized a $6.9 million adjustment ($4.8 million, net of income taxes) in connection with the correction of our pension expense previously recognized for 2006 and 2007.  See Note 8.

In the fourth quarter of 2009, we recognized a non-cash $4.7 million income tax benefit related to a net decrease in our reserve for uncertain tax positions.  See Note 14.  Also in the fourth quarter of 2009, we recognized a $.9 million adjustment ($.6 million, net of income taxes) in connection with the correction of our employee benefit expense previously recognized for 2007, 2008, and the first three quarters of 2009.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

(In millions)

	December 31,
	2008	2009

Current assets:
Cash and cash equivalents	$4.9	$2.7
Receivable from affiliates	49.4	33.0
Accounts and notes receivable	11.1	9.7
Other	.3	.4

Total current assets	65.7	45.8

Other assets:
Investment in subsidiaries	514.8	518.4
Deferred income taxes	171.6	197.2
Other	6.3	5.0
Property and equipment, net	7.2	6.4

Total other assets	699.9	727.0

Total assets	$765.6	$772.8

Current liabilities:
Accounts payable and accrued liabilities	$14.5	$14.3
Payable to affiliates	15.5	43.1
Income taxes	22.9	25.9
Deferred income taxes	.2	.2

Total current liabilities	53.1	83.5

Noncurrent liabilities:
Long-term debt	560.0	574.6
Other	15.2	11.3

Total noncurrent liabilities	575.2	585.9

Stockholder’s equity	137.3	103.4

Total liabilities and stockholder’s equity	$765.6	$772.8

The accompanying Notes are an integral part of the Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Operations

(In millions)

	Years ended December 31,
	2007	2008	2009
Revenues and other income:
Net sales	$56.4	$67.2	$60.2
Equity in earnings (losses) of subsidiaries	33.3	27.7	(26.1)
Interest income from affiliates	20.6	19.1	2.8
Royalty income	20.7	19.9	16.7
Currency translation gains (losses), net	.2	(.8)	.3
Other income, net	1.7	.1	.1

	132.9	133.2	54.0

Costs and expenses:
Cost of sales	33.8	38.2	36.0
General and administrative	37.5	41.4	36.7
Interest expense	37.5	40.4	38.2
Interest expense to affiliates	1.2	1.5	3.2

	110.0	121.5	114.1

Income before income taxes	22.9	11.7	(60.1)

Provision (benefit) for income taxes	81.7	(9.6)	(13.6)

Net income (loss)	$(58.8)	$21.3	$(46.5)

The accompanying Notes are an integral part of the Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Cash Flows

(In millions)

	Years ended December 31,
	2007	2008	2009
Cash flows from operating activities:
Net income (loss)	$(58.8)	$21.3	$(46.5)
Cash distributions from subsidiaries	40.9	37.5	1.0
Noncash interest expense	1.9	1.5	1.4
Deferred income taxes	84.2	(15.6)	(26.3)
Equity in (earnings) losses of subsidiaries	(33.3)	(27.7)	26.1
Other, net	6.1	2.2	4.7
Net change in assets and liabilities	.7	13.3	36.9

Net cash provided by (used in) operating activities	41.7	32.5	(2.7)

Cash flows used in investing activities -
capital expenditures	(1.8)	(1.8)	(.8)

Cash flows used in financing activities -
dividends paid	(34.2)	(34.9)	-

Net change during the year from operating, investing and financing activities	5.7	(4.2)	(3.5)
Currency translation	-	.1	1.3
Balance at beginning of year	3.3	9.0	4.9

Balance at end of year	$9.0	$4.9	$2.7

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

Note 2 –        Investment in and advances to subsidiaries:

	December 31,
	2008	2009
	(In millions)
Current:
Receivable from:
Kronos Titan GmbH (“TG”) – income taxes	$44.7	$27.0
Kronos Europe S.A./N.V.	1.6	1.9
Kronos Canada	1.2	1.7
Kronos Titan A/S	1.1	1.7
Titania A/S	.5	.4
TG	.3	.3

	$49.4	$33.0
Payable to:
TG	$15.4	$29.1
Kronos UK	-	6.2
Societe Industrielle du Titane, S.A.	.1	7.8

	$15.5	$43.1

	December 31,
	2008	2009
	(In millions)
Investment in:
TG	$308.3	$287.8
Kronos Denmark ApS (“KDK”)	177.2	196.5
Other	29.3	34.1

	$514.8	$518.4

	Years ended December 31,
	2007	2008	2009
	(In millions)

Equity in earnings (losses) of subsidiaries:
TG	$7.6	$8.0	$(28.8)
KDK	19.5	15.2	(1.2)
Other	6.2	4.5	3.9

	$33.3	$27.7	$(26.1)

The accompanying Notes are an integral part of the Financial Statements.

Note 3 -                      Long-term debt:

	December 31,
	2008	2009
	(In millions)

6.5% Senior Secured Notes due 2013	$560.0	$574.6

Senior Secured Notes – In April 11, 2006, we issued euro 400 million principal amount of 6.5% Senior Secured Notes (“6.5% Notes”) due 2013, at 99.306% of the principal amount ($498.5 million when issued) to yield an effective rate of 7.1%.  These 6.5% Notes are collateralized by a pledge of 65% of the common stock or other ownership interests of certain of our first-tier operating subsidiaries.  Such operating subsidiaries are Kronos Titan GmbH, Kronos Denmark ApS, Kronos Limited and Societe Industrielle Du Titane, S.A.  We issued the 6.5% Notes pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts our ability and that of our subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of the assets of these subsidiaries to another entity.  At our option, we may redeem the 6.5% notes through October 2010 at redemption prices of 103.25% of the principal amount, declining to 100% on or after October 15, 2012.  In the event of a change of control, as defined, we would be required to make an offer to purchase the 6.5% Notes at 101% of the principal amount.  We would also be required to make an offer to purchase a specified portion of the 6.5% Notes at par value in the event we generate a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period.  The carrying amount of the 6.5% Notes includes euro 1.7 million ($2.4 million) and euro 1.3 million ($1.9 million) of unamortized original issue discount at December 31, 2008 and 2009, respectively.

The accompanying Notes are an integral part of the Financial Statements.

KRONOS TITAN GMBH

Index of Financial Statements

Financial Statements	Pages

Report of Independent Registered Public Accounting Firm	FA-2

Balance Sheets –
December 31, 2008 and 2009	FA-3

Statements of Operations –
Years ended December 31, 2007, 2008 and 2009	FA-5

Statements of Comprehensive Income (Loss) -
Years ended December 31, 2007, 2008 and 2009	FA-6

Statements of Owner’s Equity –
Years ended December 31, 2007, 2008 and 2009	FA-7

Statements of Cash Flows –
Year ended December 31, 2007, 2008 and 2009	FA-8

Notes to Financial Statements	FA-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Owner of Kronos Titan GmbH:

In our opinion, the accompanying balance sheets and the related statements of operations, of comprehensive income (loss), of owner’s equity and of cash flows present fairly, in all material respects, the financial position of Kronos Titan GmbH at December 31, 2008 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Dallas, Texas
March 9, 2010

KRONOS TITAN GMBH

BALANCE SHEETS

(In millions)

	December 31,
ASSETS	2008	2009

Current assets:
Cash and cash equivalents	$2.8	$17.6
Accounts and other receivables	86.1	99.6
Receivable from affiliates	23.0	31.7
Refundable income taxes	23.5	24.7
Inventories	199.4	117.5
Prepaid expenses	1.5	2.3

Total current assets	336.3	293.4

Other assets	1.1	.7

Property and equipment:
Land	16.4	16.8
Buildings	129.5	133.3
Machinery and equipment	561.4	578.1
Construction in progress	4.8	7.2

Total property and equipment	712.1	735.4

Less accumulated depreciation and amortization	447.4	480.1

Net property and equipment	264.7	255.3

Total assets	$602.1	$549.4

KRONOS TITAN GMBH

BALANCE SHEETS (CONTINUED)

(In millions)

	December 31,
LIABILITIES AND OWNER’S EQUITY	2008	2009

Current liabilities:
Accounts payable and accrued liabilities	$71.5	$68.1
Payables to affiliates	84.4	71.6
Deferred income taxes	3.9	3.2

Total current liabilities	159.8	142.9

Noncurrent liabilities:
Accrued pension cost	103.6	101.0
Long-term debt	16.9	-
Deferred income taxes	4.4	10.7
Other	9.1	7.0

Total noncurrent liabilities	134.0	118.7

Owner’s equity:
Subscribed capital	12.5	12.5
Paid in capital	200.1	200.1
Retained earnings (deficit)	13.3	(15.5)
Accumulated other comprehensive income (loss):
Currency translation	132.3	137.8
Defined benefit pension plans	(49.9)	(47.1)

Total owner’s equity	308.3	287.8

Total liabilities and owner’s equity	$602.1	$549.4

Commitments and contingencies (Notes 6 and 11)

See accompanying Notes to Financial Statements.

KRONOS TITAN GMBH

STATEMENTS OF OPERATIONS

(In millions)

	Years ended December 31,
	2007	2008	2009

Net sales	$668.8	$662.3	$583.8
Cost of sales	573.6	596.5	571.8

Gross margin	95.2	65.8	12.0

Selling, general and administrative expense	54.1	56.8	52.6
Other operating income (expense):
Currency transaction gains (losses), net	(4.2)	.5	(2.5)
Disposition of property and equipment	(.3)	(.4)	(.4)
Other income	-	-	.5

Income (loss) from operations	36.6	9.1	(43.0)

Other income (expense):
Trade interest income	1.7	.6	.1
Interest and other income from affiliates	4.2	5.4	5.2
Interest and other expense to affiliates	(1.3)	(3.5)	(3.2)
Interest expense	(.3)	(1.0)	(1.0)

Income (loss) before income taxes	40.9	10.6	(41.9)

Provision for income taxes (benefit)	33.3	2.6	(13.1)

Net income (loss)	$7.6	$8.0	$(28.8)

See accompanying Notes to Financial Statements.

KRONOS TITAN GMBH

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years ended December 31,
	2007	2008	2009

Net income (loss)	$7.6	$8.0	$(28.8)

Other comprehensive income (loss), net of tax:
Currency translation adjustment	36.4	(14.6)	5.5

Pension plans:
Amortization of prior service cost and net losses included in periodic pension cost	3.8	(1.1)	2.6
Net actuarial gain arising during year	32.2	3.3	.2

	36.0	2.2	2.8

Total other comprehensive income (loss)	72.4	(12.4)	8.3

Comprehensive income (loss)	$80.0	$(4.4)	$(20.5)

See accompanying Notes to Financial Statements.

KRONOS TITAN GMBH

STATEMENTS OF OWNER’S EQUITY

Years ended December 31, 2007, 2008 and 2009
(In millions)

	Owner's Equity		Retained	Accumulated other comprehensive income (loss)
	Subscribed	Paid-in	earnings	Currency	Pension
	capital	capital	(deficit)	translation	plans	Total

Balance at December 31, 2006	$12.5	$228.6	$37.1	$110.5	$(89.1)	$299.6
Net income	-	-	7.6	-	-	7.6
Dividends paid	-	-	(17.0)	-	-	(17.0)
Noncash capital transaction	-	(32.6)	-	-	-	(32.6)
Other comprehensive income, net of tax	-	-	-	36.4	36.0	72.4
Change in accounting – adoption of asset and liability provisions of ASC Topic 740	-	-	(2.5)	-	1.0	(1.5)

Balance at December 31, 2007	12.5	196.0	25.2	146.9	(52.1)	328.5

Net income	-	-	8.0	-	-	8.0
Dividends paid	-	-	(19.9)	-	-	(19.9)
Noncash capital transaction	-	4.1	-	-	-	4.1
Other comprehensive income (loss), net of tax	-	-	-	(14.6)	2.2	(12.4)

Balance at December 31, 2008	12.5	200.1	13.3	132.3	(49.9)	308.3

Net loss	-	-	(28.8)	-	-	(28.8)
Other comprehensive income, net of tax	-	-	-	5.5	2.8	8.3

Balance at December 31, 2009	$12.5	$200.1	$(15.5)	$137.8	$(47.1)	$287.8

See accompanying Notes to Financial Statements.

KRONOS TITAN GMBH
STATEMENTS OF CASH FLOWS
(In millions)
	Years ended December 31,
	2007	2008	2009

Cash flows from operating activities:
Net (loss)	$7.6	$8.0	$(28.8)
Depreciation, depletion and amortization	22.4	24.7	22.8
Deferred income taxes	29.6	8.0	4.0
Pension, net	.3	(8.2)	(.8)
Other, net	(.4)	.8	2.3
Change in assets and liabilities:
Accounts and notes receivable	(7.3)	17.8	(10.1)
Inventories	(5.3)	(65.5)	78.9
Prepaid expenses	.7	(.1)	(.7)
Accounts payable and accrued liabilities	(2.3)	10.4	(4.1)
Income taxes	(.1)	1.4	(.6)
Accounts with affiliates	(5.3)	(19.0)	(19.6)
Other noncurrent assets	.2	(.7)	.5
Other noncurrent liabilities	(1.2)	(1.4)	(5.5)

Net cash (used in) provided by operating activities	38.9	(23.8)	38.3

Cash flows used by investing activities – capital expenditures	(20.1)	(20.4)	(8.7)

Cash flows from financing activities:
Loans from affiliates:
Loans	-	27.2	16.9
Repayments	-	(8.6)	(34.1)
Dividends paid	(17.0)	(19.9)	-
Deferred financing fees	-	(.3)	(.2)

Net cash used in financing activities	(17.0)	(1.6)	(17.4)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	1.8	(45.8)	12.2
Currency translation	5.0	(2.0)	2.6
Balance at beginning of year	43.8	50.6	2.8

Balance at end of year	$50.6	$2.8	$17.6

Supplemental disclosures-
Cash paid for:
Interest	$.1	$.9	$.8
Income taxes	4.8	-	-
Accrual for capital expenditures	2.5	2.5	1.5

See accompanying Notes to Financial Statements.

KRONOS TITAN GMBH
NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies:

Organization and basis of presentation.  Kronos Titan GmbH is a wholly-owned subsidiary of Kronos International, Inc. (“KII”).  KII is a wholly-owned subsidiary of Kronos Worldwide, Inc. (“Kronos”).  At December 31, 2009, (i) Valhi, Inc. held approximately 59% of Kronos’ common stock and NL Industries, Inc. (NYSE: NL) held an additional 36% of Kronos’ common stock, (ii) Valhi held 83% of NL’s outstanding common stock and (iii) subsidiaries of Contran Corporation held approximately 93% of Valhi’s outstanding common stock.  Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held by Mr. Simmons or persons or other entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of such companies.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to Kronos Titan GmbH taken as a whole.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), with the U.S. dollar as the reporting currency.  We also prepare financial statements on other bases, as required in Germany.

In 2007, we forgave a $32.6 million receivable from KII which is reflected as a noncash capital transaction in the accompanying Statements of Owner’s Equity.  In 2008, Kronos Chemie GmbH (“KCH”) a wholly owned subsidiary of KII, was merged with us.  At the date of the merger, the net assets of KCH were $4.1 million.  All of these transactions are reflected as a noncash capital transaction in the accompanying Statements of Owner’s Equity.

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

Translation of currencies.  Our functional currency is the euro.  We translate our assets and liabilities to U.S. dollars at year-end rates of exchange, while we translate revenues and expenses at weighted average exchange rates prevailing during the year.  Resulting translation adjustments are accumulated in owner’s equity as part of accumulated other comprehensive income (loss), net of related deferred income taxes.  Currency transaction gains and losses are recognized in income currently.

Derivatives and hedging activities.  We recognize derivatives as either assets or liabilities measured at fair value in accordance with Accounting Standard Codification (“ASC”) Topic 815 Derivatives and Hedging.  We recognize the changes in fair value of derivatives either in net income (loss) or other comprehensive income (loss), depending on the intended use of the derivative.

Cash equivalents.  We classify bank deposits with original maturities of three months or less as cash equivalents.

       Fair value of financial instruments. We carry marketable debt and equity securities at fair value.  ASC Topic 820, Fair Value Measurements and Disclosures, establishes a consistent framework for measuring fair value and beginning on January 1, 2008 (with certain exceptions) this framework is generally applied to all financial statements items required to be measured at fair value.  The standard requires fair value measurements to be classified and disclosed in one of the following three categories:

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

See Notes 7, 12 and 13.

Accounts receivable.  We provide an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

Inventories and cost of sales.  We state inventories at the lower of cost or market, net of allowance for obsolete and slow-moving inventories.  We generally base inventory costs for all inventory categories on average cost that approximates the first-in, first-out method.  Inventories include the costs for raw materials, the cost to manufacture the raw materials into finished goods and overhead.  Depending on the inventory’s stage of completion, our manufacturing costs can include the costs of packing and finishing, utilities, maintenance, depreciation and salaries and benefits associated with our manufacturing process.  We allocate fixed manufacturing overheads based on normal production capacity.  Unallocated overhead costs resulting from periods with abnormally low production levels are charged to expense as incurred.  As inventory is sold to third parties, we recognize the cost of sales in the same period that the sale occurs.  We periodically review our inventory for estimated obsolescence or instances when inventory is no longer marketable for its intended use, and we record any write-down equal to the difference between the cost of inventory and its estimated net realizable value based on assumptions about alternative uses, market conditions and other factors.

    Property and equipment and depreciation.  We state property and equipment at cost including capitalized interest on borrowings during the actual construction period of major capital projects.  Capitalized interest costs were nil in 2007, $.1 million in 2008 and $.2 million in 2009.  We compute depreciation of property and equipment for financial reporting purposes principally by the straight-line method over the estimated useful lives of the assets as follows:

Asset	Useful lives

Buildings and improvements	10 to 40 years
Machinery and equipment	3 to 20 years

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

Long-term debt.  We state long-term debt net of any unamortized original issue premium or discount.  We classify amortization of deferred financing costs and any premiums or discounts associated with the issuance of indebtedness as interest expense and compute such amortization by the interest method over the term of the applicable issue.

Employee benefit plans.  Accounting and funding policies for retirement plans are described in Note 7 and 13.

Income taxes.  In August 2007, Germany enacted certain changes in their income tax laws which included a reduction of the German corporate and trade income tax rates.  Effective January 1, 2008, the German corporate tax rate was reduced from 25% to 15% and the German trade tax rate was reduced from 18% to 15%.  The solidarity surcharge of 5.5% of corporate income tax and trade income taxes remains unchanged.  We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets that we believe does not meet the more-likely-than-not recognition criteria.  See Note 6.  We are included in KII’s Organschaft.

We record a reserve for uncertain tax positions for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  See Note 13.

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

Selling, general and administrative expense; shipping and handling costs. Selling, general and administrative expense includes costs related to marketing, sales, distribution, shipping and handling, research and development and legal and administrative functions such as accounting, treasury and finance, and includes costs for salary and benefits, travel and entertainment, promotional materials and professional fees.   We include shipping and handling costs in selling, general and administrative expense and these costs were $27.5 million in 2007, $30.9 million in 2008 and $27.6 million in 2009.  We expense advertising costs as incurred and these costs were approximately $.5 million in 2007, $.3 million in 2008 and $.3 million in 2009.

Note 2 – Accounts and notes receivable:

	December 31,
	2008	2009
	(In millions)

Trade receivables	$75.0	$89.7
Recoverable VAT and other receivables	12.5	12.0
Allowance for doubtful accounts	(1.4)	(2.1)

Total	$86.1	$99.6

Note 3 – Inventories:

	December 31,
	2008	2009
	(In millions)

Raw materials	$30.7	$23.0
Work in process	11.5	10.9
Finished products	135.8	61.9
Supplies	21.4	21.7

Total	$199.4	$117.5

Note 4 – Accounts payable and accrued liabilities:

	December 31,
	2008	2009
	(In millions)

Accounts payable	$50.8	$41.2
Accrued liabilities:
Employee benefits	4.4	6.8
Sales discounts and rebates	7.7	12.0
Waste acid recovery	5.1	4.9
Other	3.5	3.2

Total	$71.5	$68.1

Note 5 – Long-term debt:

Credit Facility. We and certain of KII’s subsidiaries in Belgium, Norway and Denmark (Kronos Europe S.A./N.V. - “KEU”, Kronos Titan AS - “TAS,”  Titania AS - “TIA,” Kronos Norge AS, the parent company of TAS and TIA and Kronos Denmark ApS “KDK,” the parent company of Kronos Norge and KEU), have a euro 80 million secured revolving credit facility that matures in May 2011.  We may denominate borrowings in euros, Norwegian kroner or U.S. dollars.  We may also issue up to euro 5 million letters of credit under the facility.  The facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower.  The facility contains certain restrictive covenants which, among other things, restrict the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to another entity.  On September 15, 2009 we and the lenders entered into the Fourth Amendment to the credit facility.  Among other things, the Fourth Amendment added two additional financial covenants and increased the rate on outstanding borrowings to LIBOR plus a margin ranging from 3% to 4% depending on the amount of outstanding borrowings (3.47% at December 31, 2009).  Upon achieving a specified financial covenant, these two additional financial covenants will no longer be in effect, and the interest rate on outstanding borrowings would be reduced to LIBOR plus 1.75%.  Additionally the borrowing availability under the line is limited to euro 51 million ($73.5 million at December 31, 2009) until we are in compliance with certain specified financial covenants, and in any event no earlier than March 31, 2010.  At December 31, 2009, certain KII subsidiaries had borrowed a net euro 9 million ($13.0 million) and the equivalent of $60.5 million was available for borrowings under the facility.  The amount of such borrowing availability is based on the euro 51 million maximum borrowing availability.  We had no amounts outstanding at December 31, 2009.

Senior Secured Notes. In April 2006, KII (our parent company) issued an aggregate of euro 400 million principal amount of 6.5% Senior Secured Notes (“6.5% Notes”) due April 2013, at 99.306% of their principal amount ($498.5 million when issued) to yield an effective interest rate of 7.1%.  These 6.5% Notes are collateralized by a pledge of 65% of the common stock or other ownership interests of certain of KII’s first-tier operating subsidiaries.  Such operating subsidiaries are us, KDK, Kronos Limited and Societe Industrielle Du Titane, S.A.  KII issued the 6.5% Notes pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts our ability to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of our assets to another entity.  At KII’s option, they may redeem the 6.5% Notes through October 15, 2010 at redemption prices of 103.25% of the principal amount, declining to 100% on or after October 15, 2012.  In the event of a change of control, as defined, KII would be required to make an offer to purchase the 6.5% Notes at 101% of the principal amount.  KII would also be required to make an offer to purchase a specified portion of the 6.5% Notes at par value in the event KII generates a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period.  The indenture also contains certain cross-default provisions, as discussed below.  The carrying amount of the 6.5% Notes includes unamortized original issue discount of euro 1.7 million ($2.4 million) and euro 1.3 million ($1.9 million) at December 31, 2008 and 2009, respectively.

Restrictions and other.  Under the cross-default provisions of the 6.5% Notes, the 6.5% Notes may be accelerated prior to their stated maturity if, KII, any of its subsidiaries, or we default under any other indebtedness in excess of $20 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness).  Under the cross-default provisions of the credit facility, any outstanding borrowings under this facility may be accelerated prior to its stated maturity if we or any borrowers default under any other indebtedness in excess of euro 5 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness).  The credit facility contains provisions that allow the lender to accelerate the maturity of the applicable facility in the event of a change of control, as defined, of the applicable borrower.  In the event the cross-default provisions of either the 6.5% Notes or the credit facility become applicable, and such indebtedness is accelerated, we would be required to repay such indebtedness prior to their stated maturity.

The credit facility described above requires the respective borrower to maintain minimum levels of equity, requires the maintenance of certain financial ratios, limits dividends and additional indebtedness and contains other provisions and restrictive covenants customary in lending transactions of this type.  We are in compliance with all of our debt covenants at December 31, 2009.  We believe we will be able to comply with the financial covenants contained in the credit facility through the maturity of the facility; however if future operating results differ materially from our expectations we may be unable to maintain compliance.

Note 6 - Income taxes:

	Years ended December 31,
	2007	2008	2009
	(In millions)

Pretax income (loss)	$40.9	$10.6	$(41.9)

Expected tax expense (benefit)	$10.8	$1.7	$(6.6)
Trade income tax	5.3	1.6	(6.2)
Impact of rate change	15.8	-	-
(Refund) assessment of prior year income taxes	-	.3	(.5)
Tax contingency reserve adjustment, net	(.2)	(1.1)	.1
Other, net	1.6	.1	.1

Income tax expense (benefit)	$33.3	$2.6	$(13.1)

Provision for income taxes (benefit):
Current income tax expense (benefit)	$3.8	$(4.2)	$(17.3)
Deferred income tax expense	29.5	6.8	4.2

	$33.3	$2.6	$(13.1)

Comprehensive provision for income taxes (benefit) allocable to:
Income (loss) from operations	$33.3	$2.6	$(13.1)
Other comprehensive loss – Pension plans	22.4	1.0	1.4
Adoption of measurement date provisions of ASC Topic 715 to pension plans	(.1)	-	-

	$55.6	$3.6	$(11.7)

The components of our net deferred income taxes are summarized below.

	December 31,
	2008		2009
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Tax effect of temporary differences relating to:
Inventories	$-	$(3.2)	$-	$(1.9)
Property and equipment	-	(9.3)	-	(14.3)
Accrued pension cost	5.3	-	3.6	-
Other taxable differences	-	(1.1)	-	(1.3)

Gross deferred tax assets (liabilities)	5.3	(13.6)	3.6	(17.5)

Reclassification, principally netting by tax jurisdiction	(5.3)	5.3	(3.6)	3.6

Net total deferred tax liabilities	-	(8.3)	-	(13.9)
Net current deferred tax liabilities	-	(3.9)	-	(3.2)

Net noncurrent deferred tax liability	$-	$(4.4)	$-	$(10.7)

We have no deferred income tax valuation allowance as of December 31, 2007, 2008 or 2009.

In August 2007, Germany enacted certain changes in their income tax laws.  The most significant change was the reduction of the German corporate and trade income tax rates. We measure our net deferred taxes using the applicable enacted tax rates and the effect of any change in the applicable enacted tax rate is recognized in the period of enactment.  Accordingly, we reported a decrease in our net deferred tax asset in Germany of $15.8 million, which is recognized as a component of our 2007 provision for income taxes.

Tax authorities are examining certain of our income tax returns.  Other income tax examinations may occur, and we cannot guarantee that any tax matters will be resolved in our favor in view of the inherent uncertainties involved in settlement initiatives and court and tax proceedings.  We believe that we have provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believe that the ultimate disposition of such examinations should not have a material adverse effect on our financial position, results of operations or liquidity.

Note 7 - Employee benefit plans:

Accounting for defined benefit plans.  We recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension plans on our Balance Sheets.  Changes in the funded status of the plans are recognized either in net income, to the extent they are reflected in periodic benefit cost, or through other comprehensive income (loss).

    Prior to December 31, 2007 we used September 30 as a measurement date for certain of our pension plans. In accordance with asset and liability recognition provisions of ASC Topic 715 Compensation – Retirement Benefits, effective December 31, 2007 we transitioned all of our plans which had previously used a September 30 measurement date to a December 31 measurement date using a 15 month net periodic benefit cost.  Accordingly one-fifth of the net periodic benefit cost for the period from October 1, 2006 through December 31, 2007, net of income taxes, has been allocated as a direct adjustment to retained earnings to reflect this change and four-fifths of the cost was allocated to expense in 2007.  In addition, we are providing the expanded disclosures regarding our defined benefit pension plan assts as of December 31, 2009 as required by the provisions of ASC Topic 715.

    Defined benefit plans.  We sponsor various defined benefit pension plans. The benefits under our plans are based upon years of service and employee compensation.  Our funding policy is to contribute annually the minimum amount required under ERISA equivalent non U.S. regulations plus additional amounts as we deem appropriate.

    We expect to contribute the equivalent of approximately $13.8 million to all of our defined benefit pension plans during 2010.  Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In millions)

2010	$ 16.2
2011	16.3
2012	16.9
2013	17.6
2014	17.2
Next 5 years	82.4

The funded status of our defined benefit pension plan is presented in the table below.

	December 31,
	2008	2009
	(In millions)
Change in projected benefit obligations (“PBO”):
Benefit obligations at beginning of year	$283.5	$254.0
Service cost	5.2	5.0
Interest cost	9.9	14.2
Participant contributions	1.6	1.4
Actuarial (gains)/losses	(15.6)	9.7
Change in currency exchange rates	(14.5)	6.1
Benefits paid	(16.1)	(15.7)

Benefit obligations at end of year	254.0	274.7

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	161.8	150.4
Actual return on plan assets	(2.1)	19.4
Employer contributions	12.6	13.5
Participant contributions	1.6	1.4
Change in currency exchange rates	(7.4)	3.3
Benefits paid	(16.1)	(15.7)

Fair value of plan assets at end of year	150.4	172.3

Funded status	$(103.6)	$(102.4)

	December 31,
	2008	2009
	(In millions)
Amounts recognized in the balance sheet:
Accrued pension cost:
Current	$-	$(1.4)
Noncurrent	(103.6)	(101.0)

Total	$(103.6)	$(102.4)

Accumulated other comprehensive loss:
Actuarial losses	$80.2	$76.0
Prior service cost	2.6	2.4

Total	$82.8	$78.4

Accumulated benefit obligations (“ABO”)	$235.6	$254.8

The components of our net periodic defined benefit pension cost are presented in the table below.  In the fourth quarter of 2008 we recognized a $6.9 million adjustment in connection with the correction of our pension expense previously recognized for 2006 and 2007.  The $6.9 million adjustment consisted of $2.0 million of service cost, $4.1 million of interest cost credit and $4.8 million of recognized actuarial gains.  The amounts shown below for the amortization of prior service cost, net transition obligations and recognized actuarial losses for 2008 and 2009 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2007 and 2008, respectively, net of deferred income taxes.

	Years ended December 31,
	2007	2008	2009
	(In millions)

Net periodic pension cost:
Service cost benefits	$3.4	$5.2	$5.0
Interest cost on PBO	14.0	9.9	14.2
Expected return on plan assets	(8.3)	(9.7)	(8.5)
Recognized actuarial losses (gain)	6.1	(1.9)	3.6
Amortization of prior service cost	.2	.2	.2

Total	$15.4	$3.7	$14.5

The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2008 and 2009 are presented in the table below.

	December 31,
Rate	2008	2009

Discount rate	5.8%	5.5%
Increase in future compensation levels	3.0%	3.0%

The weighted-average rate assumptions used in determining the net periodic pension cost for 2007, 2008 and 2009 are presented in the table below.

	Years ended December 31,
Rate	2007	2008	2009

Discount rate	4.5%	5.5%	5.8%
Increase in future compensation levels	3.0%	3.0%	3.0%
Long-term return on plan assets	5.3%	5.8%	5.3%

Variances from actuarially assumed rates will change the actuarial valuation of accrued pension liabilities, pension expense and funding requirements in future periods.

The amounts shown on the above tables for actuarial losses and prior service cost at December 31, 2008 and 2009 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years.  These amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 31, 2008 and 2009.  We expect approximately $4.1 million and $.2 million of the net actuarial losses and prior service costs, respectively, will be recognized as components of our net periodic pension cost in 2010.

The table below details the changes in other comprehensive income (loss) during 2007, 2008 and 2009.

	Years Ended December 31,
	2007	2008	2009
	(In Millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Current year:
Net actuarial gain	$53.6	$5.2	$.7
Amortization of unrecognized:
Prior service cost	.2	.2	.2
Net actuarial losses (gain)	6.1	(1.9)	3.5
Change in measurement date:
Prior service cost	.1	-	-
Net actuarial losses	1.6	-	-

Total	$61.6	$3.5	$4.4

As noted above, we are providing the expanded disclosures regarding our defined benefit pension plan assets as of December 31, 2009, as required by the provisions of ASC Topic 715.  The transition provisions of this Topic required us to provide these expanded disclosures on a prospective basis for the December 31, 2009 plan assets only.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components.  In addition, we receive third-party advice about appropriate long-term rates of return.

The composition of our plan assets is established to satisfy the requirements of the German insurance commissioner.  Our German pension plan assets represent an investment in a large collective investment fund established and maintained by Bayer AG in which several pension plans, including our German pension plan and Bayer’s pension plans, have invested.  These plan assets are a Level 3 input because there is not an active market that approximates the value of our investment in the Bayer investment fund.  We determine the fair value of the Bayer plan assets based on periodic reports we receive from the managers of the Bayer plan assets, which are subject to audit by the German pension regulator.

A rollforward of the change in fair value of Level 3 assets follows:

Amounts
(In millions)

Fair value at December 31, 2008	$150.4
Gain on assets held at December 31, 2009	19.4
Assets purchased	13.4
Assets sold	(14.2)
Currency	3.3

Fair value at December 31, 2009	$172.3

The plan asset allocation at December 31, 2008 was 24% to equity securities and limited partnerships, 52% to fixed income securities, 12% to real estate and 12% to cash, cash equivalents and other.

Note 8 - Other noncurrent liabilities:

	December 31,
	2008	2009
	(In millions)

Reserve for uncertain tax positions	$-	$.1
Employee benefits	4.7	4.6
Insurance claims expense	1.3	-
Other	3.1	2.3

Total	$9.1	$7.0

Note 9 - Related party transactions:

We may be deemed to be controlled by Harold C. Simmons.  See Note 1.   Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, tax sharing agreements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly held noncontrolling interest in another related party.  While no transactions of the type described above are planned or proposed with respect to us other than as set forth in these financial statements, we from time to time consider, review and evaluate such transactions and understand that Contran and related entities consider, review and evaluate such transactions.  Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future.

We are party to services and expense sharing agreements among several of our affiliates, whereby Kronos, KII and other affiliates provide certain management, financial, insurance and administrative services to us on a fee basis.  Our expense was approximately $5.5 million in 2007, $5.1 million in 2008 and $6.1 million in 2009 related to these services and costs.

We charge affiliates for certain management, financial and administrative services costs, which totaled approximately $6.3 million in 2007, $3.3 million in 2008, and $2.6 million in 2009.  These charges to affiliates were reflected primarily as a reduction of selling, general and administrative expense.

        Tall Pines Insurance Company and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us.  Tall Pines and EWI are subsidiaries of Valhi.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker.  The aggregated premiums we paid to Tall Pines and EWI were $2.9 million, $3.0 million and $2.7 million in 2007, 2008 and 2009, respectively.  These amounts principally included payments for insurance, but also included commissions paid to Tall Pines and EWI.  Tall Pines purchases reinsurance for substantially all of the risks it underwrites.  We expect that these relationships with Tall Pines and EWI will continue in 2009.

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

We purchase from and sell to our affiliates a significant amount of titanium dioxide pigments (“TiO2”).  Sales of TiO2 to our affiliates were $148.3 million in 2007, $127.8 million in 2008 and $107.9 million in 2009.  Purchases of TiO2 from our affiliates were $81.4 million in 2007, $87.0 million in 2008 and $65.7 million in 2009.

Kronos (US), Inc. (“KUS”) purchases the rutile and slag feedstock used as a raw material in our chloride process TiO2 facility.  We purchase such feedstock from KUS for an amount equal to the amount paid by KUS to the third-party supplier plus an administrative fee.  Such feedstock purchases including the administration fee were $90.0 million in 2007, $93.6 million in 2008 and $61.7 million in 2009.

We purchase ilmenite (sulfate feedstock) from our Norwegian affiliate on a year-to-year basis.  Such feedstock purchases were $21.3 million in 2007, $25.2 million in 2008 and $16.8 million in 2009.

We sell water treatment chemicals (derived from co-products of the TiO2 production processes) to KII.  Such water treatment chemical sales were $24.6 million in 2007, $31.7 million in 2008 and $27.4 million in 2009.

We are party to an accounts receivable factoring agreement with certain European affiliates of ours pursuant to which these affiliates factored their export accounts receivable without recourse to us for a fee.  Upon non-recourse transfer from these affiliates, we assume all risk pertaining to the factored receivables, including, but not limited to, exchange control risks, risks pertaining to the bankruptcy of a customer and risks related to late payments.  Export receivables purchased by us during 2007, 2008, and 2009 aggregated $142 million, $166 million and $124 million respectively and the fee charged was $1.8 million, $1.8 million and $1.4 million, respectively.

Net amounts currently receivable from (payable to) affiliates are summarized in the following table.

	December 31,
	2008	2009
	(In millions)

Current receivable from:
KII	$15.4	$29.1
TAS	7.2	1.9
Other affiliates	.4	.7

Total	$23.0	$31.7

Current payable to:
KII – income taxes	$44.7	$27.0
KII	.3	.3
Other affiliates	39.4	44.3

Total	$84.4	$71.6

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

Note 10 – NL common stock options held by our employees:

At December 31, 2009, our employees held options to purchase approximately 8,000 shares of NL common stock, which are exercisable at various dates through 2010 (3,000) at an exercise of $5.63 per share, and exercisable at various dates through 2011 (approximately 5,000) at an exercise price of $11.49 per share.  At December 31, 2009, the quoted market price of NL’s common stock was $6.94 per share.  No options were exercised in 2007 and 2008.  During 2009, 700 options were exercised.

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

Litigation matters.  We are involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business.  We currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our financial condition, results of operations or liquidity.

    Concentrations of credit risk.  Sales of TiO2 accounted for approximately 96% of our sales during each of 2007 and 2008 and 95% during 2009.  The remaining sales result from the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the TiO2 production processes).  TiO2 is generally sold to the paint, plastics and paper, as well as fibers, rubber, ceramics, inks and cosmetics markets.  Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions.  We sell TiO2 to over 1,000 customers, with the top ten external customers approximating 20% of net sales in 2007 and 22% in each of 2008 and 2009.  We did not have sales to a single customer comprising over 10% of our net sales in any of the previous three years.  Approximately 81% of our TiO2 sales by volume were to Europe in each of 2007 and 2008, and 78 % in 2009.  Approximately 1% in each of 2007 and 2008, and 3% in 2009 of sales by volume were sold to customers in North America.

Long-term contracts.  KUS has long-term supply contracts that provide for certain of its affiliates’ TiO2 feedstock requirements through 2011, including our feedstock requirements.  The agreements require KUS to purchase certain minimum quantities of feedstock with minimum annual purchase commitments aggregating approximately $549 million at December 31, 2009.  The agreements require that we and certain of our affiliates purchase chloride process feedstock underlying these long-term supply contracts from KUS.  In addition, we have other long-term supply and service contracts that provide for various raw materials and services.  These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $110 million at December 31, 2009.

Operating leases.  We lease various manufacturing facilities and equipment pursuant to operating leases.  Most of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively.  In most cases management expects that, in the normal course of business, leases will be renewed or replaced by other leases.

We lease the land under our Leverkusen TiO2 production facility pursuant to a lease with Bayer AG that expires in 2050.  The Leverkusen facility itself, which we own and which represents approximately two-thirds of our current TiO2 production capacity, is located within the lessor's extensive manufacturing complex.  We periodically establish the amount of rent for the land lease associated with the Leverkusen facility by agreement with Bayer for periods of at least two years at a time.  The lease agreement provides for no formula, index or other mechanism to determine changes in the rent for such land lease; rather, any change in the rent is subject solely to periodic negotiation between us and Bayer.  We recognize any change in the rent based on such negotiations as part of lease expense starting from the time such change is agreed upon by both parties, as any such change in the rent is deemed “contingent rentals” under GAAP.  Under a separate supplies and services agreement expiring in 2014, Bayer provides some raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility.

Net rent expense approximated $5 million in 2007, $6 million in 2008 and $5 million in 2009.  At December 31, 2009, minimum rental commitments under the terms of noncancellable operating leases were as follows:
Amount
(in millions)
Years ending December 31,
2010	$3.0
2011	1.7
2012	1.6
2013	1.5
2014	.9
2015 and thereafter	19.9

Total	$28.6

Approximately $22 million of the $28.6 million aggregate future minimum rental commitments at December 31, 2009 relates to our Leverkusen facility lease discussed above.  The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2009.  As discussed above, any change in the rent is based solely on negotiations between us and Bayer, and any such change in the rent is deemed “contingent rentals” under GAAP which is excluded from the future minimum lease payments disclosed above.

Note 12 - Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2008 and 2009.

	December 31,
	2008		2009
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In millions)

Cash and cash equivalents	$ 2.8	$ 2.8	$ 17.6	$ 17.6
Long-term debt: Revolving credit facility	16.9	16.9	-	-

We periodically use interest rate swaps, currency swaps and other types of contracts to manage interest rate and foreign exchange risk with respect to financial assets or liabilities.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate doing so in the future.  We were not a party to any such contracts during 2007, 2008 or 2009.

Other than as described above, we were not a party to any material derivative financial instruments during 2007, 2008 and 2009.

Note 13 – Recent accounting pronouncements:

Benefit Plan Asset Disclosures - During the fourth quarter of 2008, the FASB issued FSP SFAS 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is now included with ASC Topic 715-20 Defined Benefit Plans.  This statement amends SFAS No. 87, 88 and 106 to require expanded disclosures about employers’ pension plan assets.  FSP 132 (R)-1 became effective for us beginning with this 2009 annual report, and we have provided the expanded disclosures about our pension plan assets in Note 7.

Derivative Disclosures – In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, which is now included with ASC Topic 815 Derivatives and Hedging.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position and performance and cash flows.  This statement became effective for us in the first quarter of 2009.  We periodically use currency forward contracts to manage a portion of our currency exchange rate market risk associated with trade receivables or future sales.  In addition, we periodically use commodity contracts to manage a portion of our natural gas market risk.  The contracts we have outstanding at December 31, 2009 are marked to market at each balance sheet date and are not accounted for under hedge accounting.  See Note 12.  Because our prior disclosures regarding these forward contracts substantially met all of the applicable disclosure requirements of the new standard, its effectiveness did not have a significant effect on our Financial Statements.

    Other-Than-Temporary-Impairments - In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which is now included with ASC Topic 320 Debt and Equity Securities.  The FSP amends existing guidance for the recognition and measurement of other-than-temporary impairments for debt and equity securities classified as available-for-sale and held-to-maturity and expands the disclosure requirements for interim and annual periods for available-for-sale and held-to-maturity debt and equity securities, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized. This FSP became effective for us in the second quarter of 2009 and its adoption did not have a material effect on our Financial Statements.

    Fair Value Disclosures - Also in April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which is now included with ASC Topic 825 Financial Instruments.  This FSP will require us to disclose the fair value of all financial instruments for which it is practicable to estimate the value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments for interim as well as annual periods.  Prior to the adoption of the FSP we were only required to disclose this information annually.  This FSP became effective for us in the second quarter of 2009, see Note 12.

    Subsequent Events – In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is now included with ASC Topic 855 Subsequent Events.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, which are referred to as subsequent events. The statement clarifies existing guidance on subsequent events including a requirement that a public entity should evaluate subsequent events through the issue date of the financial statements, the determination of when the effects of subsequent events should be recognized in the financial statements and disclosures regarding all subsequent events.  SFAS No. 165 became effective for us in the second quarter of 2009 and its adoption did not have a material effect on our Financial Statements.

Uncertain Tax Positions. On January 1, 2007, we adopted FIN 48, Accounting for Uncertain Tax Positions, which is now included with ASC Topic 740 Income Taxes.  FIN 48 clarifies when and how much of a benefit we can recognize in our financial statements for certain positions taken in our income tax returns under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves.  Among other things, FIN 48 prohibits us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.  FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard.  We are required to classify any future reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position.

Upon adoption of FIN 48 on January 1, 2007, we reclassified $1.4 million from deferred taxes, which we previously classified as part of our deferred income taxes, to our reserve for uncertain tax positions.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued during 2007, 2008 and 2009 was not material, and at December 31, 2007 we had $.1 million accrued for interest and penalties for our uncertain tax positions, and nil at December 31, 2008 and 2009.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2007, 2008 and 2009:

	Year Ended December 31,
	2007	2008	2009
	(In millions)
Changes in unrecognized tax benefits:
Unrecognized tax benefits at beginning ofyear	$ 1.3	$ 1.3	$ -
Net increase (decrease):
Tax positions taken in prior periods	.2	(1.1)	-
Tax positions taken in current period	-	.1	.1
Settlements with taxing authorities – cash paid	-	(.1)	-
Change in foreign currency exchange rates	(.2)	(.2)	-

Unrecognized tax benefits at end of year	$ 1.3	$ -	$ .1

If our uncertain tax positions were recognized, a benefit of $1.3 million would have affected our effective income tax rate from continuing operations in 2007, nil in 2008 and $.1 million in 2009.  We currently estimate that there will be no material change to our unrecognized tax benefits during the next twelve months.

We also file income tax returns in Germany.  Our income tax returns are generally considered closed to examination for years prior to 2005.

KRONOS DENMARK APS AND SUBSIDIARIES

Index of Consolidated Financial Statements

Financial Statements

Report of Independent Registered Public Accounting Firm	FB-2

Consolidated Balance Sheets –
December 31, 2008 and 2009	FB-3

Consolidated Statements of Operations –
Year ended December 31, 2007, 2008 and 2009	FB-5

Consolidated Statements of Comprehensive Income (Loss) -
Year ended December 31, 2007, 2008 and 2009	FB-6

Consolidated Statements of Stockholder’s Equity –
Year ended December 31, 2007, 2008 and 2009	FB-7

Consolidated Statements of Cash Flows –
Year ended December 31, 2007, 2008 and 2009	FB-8

Notes to Consolidated Financial Statements	FB-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Kronos Denmark ApS:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of Kronos Denmark ApS and its subsidiaries at December 31, 2008 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Dallas, Texas
March 9, 2010

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
ASSETS	2008	2009

Current assets:
Cash and cash equivalents	$1.1	$7.4
Restricted cash	1.5	1.7
Accounts and notes receivable	14.7	12.5
Receivable from affiliates	16.7	27.9
Refundable income taxes	-	.2
Inventories	104.7	87.2
Prepaid expenses	1.2	3.8

Total current assets	139.9	140.7

Other assets	3.9	5.2

Property and equipment:
Land	19.6	28.3
Buildings	42.4	48.3
Machinery and equipment	209.5	242.8
Mining properties	73.9	115.6
Construction in progress	29.9	.2

	375.3	435.2
Less accumulated depreciation and amortization	227.3	271.2

Net property and equipment	148.0	164.0

Total assets	$291.8	$309.9

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except share data)

	December 31,
LIABILITIES AND STOCKHOLDER’S EQUITY	2008	2009

Current liabilities:
Current maturities of long-term debt	$.8	$2.1
Accounts payable and accrued liabilities	44.9	47.2
Payable to affiliates	9.7	17.9
Income taxes	3.3	2.3
Deferred income taxes	1.8	1.7

Total current liabilities	60.5	71.2

Noncurrent liabilities:
Long-term debt	27.9	19.8
Deferred income taxes	12.9	11.6
Accrued pension costs	10.1	7.0
Other	3.2	3.8

Total noncurrent liabilities	54.1	42.2

Stockholder's equity:
Common stock – 100 Danish kroner par value; 10,000 shares authorized; 10,000 shares issued and outstanding	.1	.1
Additional paid-in capital	217.0	217.0
Retained deficit	(33.1)	(34.3)
Accumulated other comprehensive income (loss):
Currency translation	5.2	23.7
Defined benefit pension plans	(12.0)	(10.0)

Total stockholder's equity	177.2	196.5

Total liabilities and stockholder’s equity	$291.8	$309.9

Commitments and contingencies (Notes 7 and 11)

See accompanying Notes to Financial Statements.

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Years ended December 31,
	2007	2008	2009

Net sales	$411.7	$415.5	$315.0
Cost of sales	355.6	361.6	303.5

Gross margin	56.1	53.9	11.5

Selling, general and administrative expense	26.1	27.5	22.3
Other operating income (expense):
Currency transaction gains (losses), net	-	(1.4)	10.8
Disposition of property and equipment	(.3)	(.5)	(.4)
Other, net	.4	.2	.1

Income (loss) from operations	30.1	24.7	(.3)

Other income (expense):
Trade interest income	.1	.1	.1
Other income from affiliates	.9	.7	.1
Interest and other expense to affiliates	(2.9)	(3.4)	(1.8)
Interest expense	(.7)	(1.3)	(1.8)

Income (loss) before income taxes	27.5	20.8	(3.7)

Provision for income taxes (benefit)	8.0	5.6	(2.5)

Net income (loss)	$19.5	$15.2	$(1.2)

See accompanying Notes to Financial Statements.

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years ended December 31,
	2007	2008	2009

Net income (loss)	$19.5	$15.2	$(1.2)

Other comprehensive income (loss), net of tax:
Currency translation	22.8	(25.8)	18.5

Pension plans:
Amortization of prior service cost and net losses included in periodic pension cost	1.3	.6	1.0
Net actuarial gain (loss) arising during year	8.9	(3.9)	1.0

	10.2	(3.3)	2.0

Total other comprehensive income (loss)	33.0	(29.1)	20.5

Comprehensive income (loss)	$52.5	$(13.9)	$19.3

See accompanying Notes to Financial Statements.

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

Years ended December 31, 2007, 2008 and 2009

(In millions)

				Accumulated other
				comprehensive income (loss)
		Additional
	Common	paid-in	Retained	Currency	Pension
	stock	capital	deficit	translation	plans	Total

Balance at December 31, 2006	$.1	$217.0	$(26.7)	$8.2	$(19.2)	$179.4

Net income	-	-	19.5	-	-	19.5
Other comprehensive income, net of tax	-	-	-	22.8	10.2	33.0
Dividends	-	-	(23.3)	-	-	(23.3)
Change in accounting – Adoption of the asset and liability provisions of ASC Topic 740	-	-	(.8)	-	.3	(.5)

Balance at December 31, 2007	.1	217.0	(31.3)	31.0	(8.7)	208.1

Net income	-	-	15.2	-	-	15.2
Other comprehensive loss, net of tax	-	-	-	(25.8)	(3.3)	(29.1)
Dividends	-	-	(17.0)	-	-	(17.0)

Balance at December 31, 2008	.1	217.0	(33.1)	5.2	(12.0)	177.2

Net loss	-	-	(1.2)	-	-	(1.2)
Other comprehensive income, net of tax	-	-	-	18.5	2.0	20.5

Balance at December 31, 2009	$.1	$217.0	$(34.3)	$23.7	$(10.0)	$196.5

See accompanying Notes to Financial Statements.

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2007	2008	2009
Cash flows from operating activities:
Net income (loss)	$19.5	$15.2	$(1.2)
Depreciation and amortization	16.5	18.8	16.8
Deferred income taxes	(3.6)	(.1)	(3.7)
Pension, net	3.0	(3.0)	(1.6)
Other	1.3	.9	(1.0)
Change in assets and liabilities:
Accounts and other receivables	6.6	(1.1)	3.6
Inventories	(6.0)	(23.8)	22.8
Prepaid expenses	.3	.1	(2.2)
Accounts payable and accrued liabilities	2.8	2.1	(.4)
Income taxes	(3.6)	(3.4)	(1.2)
Accounts with affiliates	8.0	20.0	(1.3)
Other noncurrent assets	-	(1.6)	-
Other noncurrent liabilities	(.3)	3.2	.7

Net cash provided by operating activities	44.5	27.3	31.3
Cash flows from investing activities:
Capital expenditures	(20.7)	(37.4)	(9.2)
Change in restricted cash equivalents	(.1)	-	-

Net cash used in investing activities	(20.8)	(37.4)	(9.2)

Cash flows from investing activities:
Indebtedness:
Borrowings	.5	30.4	12.2
Principal payments	(.2)	(6.0)	(28.0)
Deferred financing fees	-	(.6)	(.4)
Dividends paid	(23.3)	(17.0)	-

Net cash provided by (used in) financing activities	(23.0)	6.8	(16.2)

Cash and cash equivalents:
Net change during the year from:
Operating, investing and financing activities	.7	(3.3)	5.9
Currency translation	.5	(.3)	.4
Balance at beginning of period	3.5	4.7	1.1

Balance at end of period	$4.7	$1.1	$7.4

Supplemental disclosures -
Cash paid for:
Interest	$.7	$1.2	$1.6
Income taxes	15.3	9.1	2.4
Accrual for capital expenditures	5.8	3.4	2.2
Capital lease obligation incurred	-	-	5.9

See accompanying Notes to Financial Statements.

KRONOS DENMARK APS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies:

Organization and basis of presentation. Kronos Denmark ApS was incorporated in Denmark in October 1999 and is a wholly-owned subsidiary of Kronos International, Inc. (“KII”).  KII is a wholly-owned subsidiary of Kronos Worldwide, Inc. (“Kronos”).  At December 31, 2009, (i) Valhi, Inc. owned approximately 59% of Kronos’ common stock and NL Industries, Inc. held an additional 36% of the outstanding common stock of Kronos, (ii) Valhi owned 83% of NL’s outstanding common stock and (iii) subsidiaries of Contran Corporation held approximately 93% of Valhi’s outstanding common stock.  Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held by Mr. Simmons or persons or other entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of such companies.

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

Translation of currencies. Our functional currencies include the Danish krone, the euro and the Norwegian krone.  We translate assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar at year-end rates of exchange, while we translate revenues and expenses at average exchange rates prevailing during the year.  Resulting translation adjustments are accumulated in stockholder’s equity as part of accumulated other comprehensive income (loss), net of related deferred income taxes.  Currency transaction gains and losses are recognized in income currently.

Derivatives and hedging activities.   We recognize derivatives as either assets or liabilities measured at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 815 Derivatives and Hedging.  We recognize the changes in fair value of derivatives either in net income or other comprehensive income (loss), depending on the intended use of the derivative.

Cash and cash equivalents.  We classify bank deposits with original maturities of three months or less as cash equivalents.

Fair value of financial instruments. We carry marketable debt and equity securities at fair value.  ASC Topic 820, Fair Value Measurements and Disclosures, establishes a consistent framework for measuring fair value and beginning on January 1, 2008 (with certain exceptions) this framework is generally applied to all financial statements items required to be measured at fair value. The standard requires fair value measurements to be classified and disclosed in one of the following three categories:

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

See Notes 8, 12 and 13.

Accounts receivable.  We provide an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

Inventories and cost of sales.  We state inventories at the lower of cost or market, net of allowance for obsolete and slow-moving inventories.  We generally base inventory costs for all inventory categories on average cost that approximates the first-in, first-out method.  Inventories include the costs for raw materials, the cost to manufacture the raw materials into finished goods and overhead.  Depending on the inventory’s stage of completion, our manufacturing costs can include the costs of packing and finishing, utilities, maintenance, depreciation and salaries and benefits associated with our manufacturing process.  We allocate fixed manufacturing overheads based on normal production capacity.  Unallocated overhead costs resulting from periods with abnormally low production levels are charged to expense as incurred.  As inventory is sold to third parties, we recognize the cost of sales in the same period that the sale occurs.  We periodically review our inventory for estimated obsolescence or instances when inventory is no longer marketable for its intended use, and we record any write-down equal to the difference between the cost of inventory and its estimated net realizable value based on assumptions about alternative uses, market conditions and other factors.

Property and equipment and depreciation. We state property and equipment at cost including capitalized interest on borrowings during the actual construction period of major capital projects.  Capitalized interest costs were $.7 million in 2007, $2.1 million in 2008 and $.7 million in 2009.  We compute depreciation of property and equipment for financial reporting purposes (including mining equipment) principally by the straight-line method over the estimated useful lives of the assets as follows:

Asset	Useful lives

Buildings and improvements	10 to 40 years
Machinery and equipment	3 to 20 years
Mine development costs	Units-of-production

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

We have a governmental concession with an unlimited term to operate our ilmenite mines in Norway.  Mining properties consist of buildings and equipment used in our Norwegian ilmenite mining operations and costs associated with the development of a new mine area which commenced production in 2009.  While we own the land and ilmenite reserves associated with the mining operations, such land and reserves were acquired for nominal value and we have no material asset recognized for the land and reserves related to our mining operations.

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

We record a reserve for uncertain tax positions for tax position where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  See Note 13.

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

Selling, general and administrative expense; shipping and handling costs. Selling, general and administrative expense includes costs related to marketing, sales, distribution, shipping and handling, research and development and legal and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.  We include shipping and handling costs in selling, general and administrative expense and these costs were $12.8 million in 2007, $14.6 million in 2008 and $10.9 million in 2009.  We expense advertising costs as incurred and these costs were approximately $.1 million in 2007, $.2 million in 2008 and $.2 million in 2009.  We expense research, development and certain sales technical support costs as incurred and these costs approximated $.4 million in 2007, $.6 million in 2008 and $.5 million in 2009.

Note 2 – Accounts and notes receivable:

	December 31,
	2008	2009
	(In millions)

Trade receivables	$10.9	$9.4
Recoverable VAT and other receivables	3.8	3.2
Allowance for doubtful accounts	-	(.1)

Total	$14.7	$12.5

Note 3 – Inventories:

	December 31,
	2008	2009
	(In millions)

Raw materials	$28.0	$23.8
Work in process	4.6	2.4
Finished products	47.6	34.0
Supplies	24.5	27.0

Total	$104.7	$87.2

Note 4 – Other noncurrent assets:

	December 31,
	2008	2009
	(In millions)

Deferred financing costs, net	$.4	$.6
Pension asset	-	.3
Other	$3.5	$4.3

Total	$3.9	$5.2

Note 5 – Accounts payable and accrued liabilities:

	December 31,
	2008	2009
	(In millions)

Accounts payable	$27.1	$24.3
Accrued liabilities:
Employee benefits	9.2	9.5
Sales discounts and rebates	1.9	6.2
Other	6.7	7.2

Total	$44.9	$47.2

Note 6 – Notes payable and long-term debt:

	December 31,
	2008	2009
	(In millions)

Revolving credit facility	$25.3	$13.0
Other	3.4	8.9

Total debt	28.7	21.9
Less current maturities	.8	2.1

Total long-term debt	$27.9	$19.8

Revolving Credit Facility. We and certain of KII’s subsidiaries in Belgium, Norway and Germany (Kronos Europe S.A./N.V. - “KEU,” Kronos Titan AS - “TAS” Titania AS - “TIA,” Kronos Norge AS, the parent company of TAS and TIA, and Kronos Denmark ApS, the parent company of Kronos Norge and KEU), have a euro 80 million secured revolving credit facility that matures in May 2011.  We may denominate borrowings in euros, Norwegian kroner or U.S. dollars.  We may also issue up to euro 5 million letters of credit under the facility.  The facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower.  The facility contains certain restrictive covenants which, among other things, restrict the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to another entity.  On September 15, 2009 we and the lenders entered into the Fourth Amendment to the credit facility.  Among other things, the Fourth Amendment added two additional financial covenants and increased the rate on outstanding borrowings to LIBOR plus a margin ranging from 3% to 4% depending on the amount of outstanding borrowings (3.47% at December 31, 2009).  Upon achieving a specified financial covenant, these two additional financial covenants will no longer be in effect, and the interest rate on outstanding borrowings would be reduced to LIBOR plus 1.75%.  Additionally the borrowing availability under the line is limited to euro 51 million ($73.5 million at December 31, 2009) until we are in compliance with certain specified financial covenants, and in any event no earlier than March 31, 2010.  At December 31, 2009, we had borrowed a net euro 9 million ($13.0 million) and the equivalent of $60.5 million was available for borrowings under the facility.  The amount of such borrowing availability is based on the euro 51 million maximum borrowing availability.

Senior Secured Notes. In April 11, 2006, KII (our parent company) issued an aggregate of euro 400 million principal amount of 6.5% Senior Secured Notes (6.5% Notes”) due April 2013, at 99.306% of their principal amount ($498.5 million when issued) to yield an effective interest rate of 7.1%.  These 6.5% Notes are collateralized by a pledge of 65% of the common stock or other ownership interests of certain of KII’s first-tier operating subsidiaries.  Such operating subsidiaries are us, Kronos Titan GmbH, Kronos Limited and Societe Industrielle Du Titane, S.A.  KII issued the 6.5% Notes pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts our ability and that of our subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of KII’s assets or those or our subsidiaries to another entity.  At KII’s option, KII may redeem the 6.5% Notes through October 15, 2010 at redemption prices of 103.25% of the principal amount, declining to 100% on or after October 15, 2012.  In the event of a change of control, as defined, KII would be required to make an offer to purchase the 6.5% Notes at 101% of the principal amount.  KII would also be required to make an offer to purchase a specified portion of the 6.5% Notes at par value in the event KII generate a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period.  The indenture also contains certain cross-default provisions, as discussed below.  The carrying amount of the 6.5% Notes includes unamortized original issue discount of euro 1.7 million ($2.4 million) and euro 1.3 million ($1.9 million) at December 31, 2008 and 2009, respectively.

Restrictions and other.  The aggregate maturities of long-term debt at December 31:

Years ending December 31,	Amount
(In millions)

2010	$2.1
2011	15.2
2012	2.2
2013	1.2
2014	.5
2015 and thereafter	.7

Total	$21.9

Under the cross-default provisions of the 6.5% Notes, the 6.5% Notes may be accelerated prior to their stated maturity if us, KII or any of their subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness).  Under the cross-default provisions of the credit facility, any outstanding borrowings under this facility may be accelerated prior to its stated maturity if we or any borrowers default under any other indebtedness in excess of euro 5 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness).  The credit facility contains provisions that allow the lender to accelerate the maturity of the applicable facility in the event of a change of control, as defined, of the applicable borrower.  In the event the cross-default provisions of either the 6.5% Notes or the credit facility become applicable, and such indebtedness is accelerated, we would be required to repay such indebtedness prior to their stated maturity.

    The credit facility described above requires the respective borrower to maintain minimum levels of equity, requires the maintenance of certain financial ratios, limits dividends and additional indebtedness and contains other provisions and restrictive covenants customary in lending transactions of this type.  We are in compliance with all of our debt covenants at December 31, 2009.  We believe we will be able to comply with the financial covenants contained in the credit facility through the maturity of the facility; however if future operating results differ materially from our expectations we may be unable to maintain compliance.

Note 7 - Income taxes:

	Years ended December 31,
	2007	2008	2009
	(In millions)
Pretax income (loss):
Denmark	$.4	$(.1)	$(.1)
Non-Denmark	27.1	20.9	(3.6)

Total	$27.5	$20.8	(3.7)

Expected tax expense (benefit)	$6.9	$5.2	$(.9)
Non-Denmark tax rates	1.1	.9	(1.1)
Nondeductible expenses	.3	.4	.3
Nontaxable income	(.5)	(.9)	(.9)
Other, net	.2	-	.1

Total income tax expense (benefit)	$8.0	$5.6	$(2.5)

Provision for income taxes (benefit):
Current income tax expense:
Denmark	$.1	$-	$-
Non-Denmark	11.5	5.7	1.2

	11.6	5.7	1.2

Deferred income tax expense (benefit):
Denmark	(.3)	-	-
Non-Denmark	(3.3)	(.1)	(3.7)

	(3.6)	(.1)	(3.7)

Total income tax expense (benefit)	$8.0	$5.6	$(2.5)

Comprehensive provision for income taxes (benefit) allocable to:
Income (loss) from operations	$8.0	$5.6	$(2.5)
Other comprehensive loss – Pension plans	3.9	(1.3)	.8

Total	$11.9	$4.3	$(1.7)

The components of our net deferred income taxes are summarized below.

	December 31,
	2008		2009
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Tax effect of temporary differences relating to:
Inventories	$-	$(2.1)	$-	$(2.1)
Property and equipment	-	(17.2)	-	(19.4)
Accrued pension cost	2.5	-	1.5	-
Accrued liabilities and other deductible differences	2.1	-	3.2	-
Tax loss and tax credit carryforwards	-	-	4.1	-
Other taxable differences	-	-	-	(.6)

Gross deferred tax assets (liabilities)	4.6	(19.3)	8.8	(22.1)

Reclassification, principally netting by tax jurisdiction	(4.6)	4.6	(8.8)	8.8

Net total deferred tax liabilities	-	(14.7)	-	(13.3)
Net current deferred tax liabilities	-	(1.8)	-	(1.7)

Net noncurrent deferred tax liabilities	$-	$(12.9)	$-	$(11.6)

    We are periodically subject to income tax examinations related to our operations and we cannot guarantee that these tax matters will be resolved in our favor due to the inherent uncertainties involved in settlement initiatives and court and tax proceedings.  We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Note 8 - Employee benefit plans:

Defined contribution plans.  We maintain various defined contribution pension plans with our contributions based on matching or other formulas.  Defined contribution plan expense was not material in 2007, 2008 or 2009.

Accounting for defined benefit plans.  We recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension plans on our Consolidated Balance Sheets.  Changes in the funded status of these plans are recognized either in net income (loss), to the extent they are reflected in periodic benefit cost, or through other comprehensive income (loss).

    Prior to December 31, 2007 we used September 30 as a measurement date for certain of our pension plans. In accordance with asset and liability recognition provisions of ASC Topic 715 Compensation – Retirement Benefits, effective December 31, 2007 we transitioned all of our plans which had previously used a September 30 measurement date to a December 31 measurement date using a 15 month net periodic benefit cost.  Accordingly one-fifth of the net periodic benefit cost for the period from October 1, 2006 through December 31, 2007, net of income taxes, has been allocated as a direct adjustment to retained earnings to reflect this change and four-fifths of the cost was allocated to expense in 2007.  In addition, we are providing the expanded disclosures regarding our defined benefit pension plan assts as of December 31, 2009 as required by the provisions of ASC Topic 715.

    Defined benefit plans.  We sponsor various defined benefit pension plans.  Employees are covered by plans in their respective countries.  The benefits under our plans are based upon years of service and employee compensation.  Our funding policy is to contribute annually the minimum amount required under ERISA equivalent of non U.S. regulations plus additional amounts as we deem appropriate.

We expect to contribute the equivalent of approximately $4.6 million to all of our defined benefit pension plans during 2010.  Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In millions)
2010	$3.3
2011	3.8
2012	5.8
2013	3.5
2014	5.1
Next five years	19.9

The funded status of our defined benefit pension plan is presented in the table below.

	December 31,
	2008	2009
	(In millions)

Change in projected benefit obligations (“PBO”):
Benefit obligations at beginning of year	$71.7	$60.9
Service cost	1.7	1.8
Interest cost	3.8	3.7
Participant contributions	.1	.1
Actuarial (gains) losses	3.1	(2.5)
Change in currency exchange rates	(14.4)	10.7
Benefits paid	(5.1)	(4.4)

Benefit obligations at end of year	60.9	70.3

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	65.7	50.8
Actual return on plan assets	.5	2.7
Employer contributions	2.7	4.5
Participant contributions	.1	.1
Change in currency exchange rates	(13.1)	9.8
Benefits paid	(5.1)	(4.4)

Fair value of plan assets at end of year	50.8	63.5

Funded status	$(10.1)	$(6.8)

Amounts recognized in the balance sheet:
Noncurrent pension asset	$-	$.3
Accrued pension cost:
Current	-	(.1)
Non current	(10.1)	(7.0)

Total	$(10.1)	$(6.8)

Accumulated other comprehensive loss-
Actuarial loss	$15.2	$12.8
Prior service cost	1.8	1.5
Net transition obligation	.4	.2

Total	$17.4	$14.5

Accumulated benefit obligations (“ABO”)	$48.0	$57.8

The components of our net periodic defined benefit pension cost are presented in the table below.  The amounts shown below for the amortization of prior service cost, net transition obligations and recognized actuarial losses for 2008 and 2009 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2007, 2008 and 2009, respectively, net of deferred income taxes.

	Years ended December 31,
	2007	2008	2009
	(In millions)

Net periodic pension cost:
Service cost benefits	$2.2	$1.7	$1.8
Interest cost on PBO	3.6	3.8	3.7
Expected return on plan assets	(3.1)	(3.6)	(3.4)
Amortization of prior service cost	.3	.3	.3
Amortization of net transition obligations	.1	.1	.1
Recognized actuarial losses	1.3	.5	1.1

Total	$4.4	$2.8	$3.6

Certain information concerning our defined benefit pension plans is presented in the table below.

	December 31,
	2008	2009
	(In millions)

Plans for which the ABO exceeds plan assets:
PBO	$11.7	$12.4
ABO	8.0	8.6
Fair value of plan assets	6.5	6.8

The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2008 and 2009 are presented in the table below.

	December 31,
Rate	2008	2009

Discount rate	5.8%	5.3%
Increase in future compensation levels	3.0%	3.8%

The weighted-average rate assumptions used in determining the net periodic pension cost for 2007, 2008 and 2009 are presented in the table below.

	Years ended December 31,
Rate	2007	2008	2009

Discount rate	4.7%	5.5%	5.8%
Increase in future compensation levels	3.0%	3.0%	3.0%
Long-term return on plan assets	6.4%	5.5%	5.5%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expenses and funding requirements in future periods.

The amounts shown in the above tables for actuarial losses, prior service cost and net transition obligation at December 31, 2008 and 2009 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years.  In addition, these amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 31, 2008 and 2009.  We expect to recognize approximately $.7 million of the actuarial loss, $.3 million of the prior service cost and $.1 million of the net transition obligation, respectively, as components of our net periodic pension cost in 2010.

The table below details the changes in other comprehensive income (loss) during 2007, 2008 and 2009.

	Years Ended December 31,
	2007	2008	2009
	(In Millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Current year:
Net actuarial gain (loss)	$12.4	$(5.6)	$1.4
Amortization of unrecognized:
Prior service cost	.3	.3	.3
Net transition obligations	.2	.1	.1
Net actuarial losses	1.3	.5	1.1
Change in measurement date:
Prior service cost	.1	-	-
Net actuarial losses	.3	-	-

Total	$14.6	$(4.7)	$2.9

As noted above, we are providing the expanded disclosures regarding our defined benefit pension plan assets as of December 31, 2009, as required by the provisions of ASC Topic 715.  The transition provisions of this Topic required us to provide these expanded disclosures on a prospective basis for the December 31, 2009 plan assets only.

    In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components.  In addition, we receive third-party advice about appropriate long-term rates of return.  Such assured asset mixes are summarized below:

•
In Norway, we currently have a plan asset target allocation of 14% to equity securities, 72% to fixed income securities and the remainder primarily to liquid investments such as money markets.  The expected long-term rate of return for such investments is approximately 9.0%, 5.0% and 4.0%, respectively.  The majority of Norwegian plan assets are Level 1 inputs because they are traded in active markets; however a portion of our Norwegian plan assets are invested in certain individualized fixed income insurance contracts for the benefit of each plan participant as required by the local regulators and are therefore a Level 3 input.

•
In Belgium, we currently have plan assets invested in certain individualized fixed income insurance contracts for the benefit of each plan participant as required by the local regulators and are therefore a Level 3 input.

    We regularly review our actual asset allocation for each of our plans, and periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when we consider it appropriate.

The composition of our December 31, 2009 pension plan assets by asset category and fair value level were as follows:

	Fair Value Measurements at December 31, 2009
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Norway:
Local currency equities	$3.6	$3.6	$-	$-
Non local equities	6.4	6.4	-	-
Local currency fixed income	31.9	7.7	-	24.2
Non local fixed income	4.4	1.3	-	3.1
Cash and other	10.4	9.7	-	.7
Belgium:
Insurance Contracts	6.8	-	-	6.8

Total	$63.5	$28.7	$-	$34.8

A rollforward of the change in fair value of Level 3 assets follows:

Amount
(In millions)

Fair value at December 31, 2008	$28.5
Gain on assets held at December 31, 2009	.5
Gain on assets sold during the year	(1.4)
Assets purchased	6.7
Assets sold	(4.7)
Currency	5.2

Fair value at December 31, 2009	$34.8

    In Norway, the plan asset allocation at December 31, 2008 was 14% to equity securities, 83% to fixed income securities and the remainder invested primarily cash and liquid investments.

Note 9 - Related party transactions:

We may be deemed to be controlled by Harold C. Simmons.  See Note 1.  Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, tax sharing agreements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly held noncontrolling interest in another related party.  While no transactions of the type described above are planned or proposed with respect to us other than as set forth in these financial statements, we from time to time consider, review and evaluate such transactions and understand that Contran and related entities consider, review and evaluate such transactions.  Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future.

We are party to services and expense sharing agreements among several of our affiliates whereby Kronos, KII and other affiliates provide certain management, financial, insurance and administrative services to us on a fee basis.  Our expense was approximately $3.6 million in 2007, $3.2 million in 2008 and $3.0 million in 2009 related to these services and costs.
Tall Pines Insurance Company and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including ourselves.  Tall Pines and EWI are subsidiaries of Valhi.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker.  The aggregate premiums we paid to Tall Pines and EWI were $2.3 million in each of 2007 and 2008, and $2.4 million in 2009.  These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines and EWI.  Tall Pines purchases reinsurance for substantially all of the risks it underwrites.  We expect that these relationships with Tall Pines and EWI will continue in 2010.

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

We purchase from and sell to our affiliates a significant amount of TiO2.  Sales of TiO2 to our affiliates were $124.3 million in 2007, $122.0 million in 2008 and $93.1 million in 2009.  Purchases of TiO2 from our affiliates were $74.4 million in 2007, $55.6 million in 2008 and $45.0 million in 2009.

Sales of ilmenite to our affiliate in Germany were $21.3 million in 2007, $25.2 million in 2008 and $16.8 million in 2009.

Kronos (US), Inc. (KUS) purchases the rutile and slag feedstock used as a raw material in all of our chloride process TiO2 facilities.  We purchase such feedstock from KUS for use in our facilities for an amount equal to the amount paid by KUS to the third-party supplier plus an administrative fee.  Such feedstock purchases including the administrative fee were $57.1 million in 2007, $60.7 million in 2008 and $38.1 million in 2009.

We pay royalties to KII for use of certain of KII’s intellectual property.  These royalties totaled $13.4 million in each of 2007 and 2008, and $10.9 million in 2009 and are included as a component of cost of sales.

We are party to an accounts receivable factoring agreement with one or more of our affiliates whereby we factored our export accounts receivable without recourse for a fee.  Upon our non-recourse transfer, the affiliate assumed all risk pertaining to the factored receivables, including, but not limited to, exchange control risks, risks pertaining to the bankruptcy of a customer and risks related to late payments.  Our export receivables sold pursuant to the factoring agreement during 2007, 2008 and 2009 aggregated $141.7 million, $165.5 million and $123.9 million, respectively and the fee incurred was $1.8 million, $1.8 million and $1.4 million, respectively.

Receivables from affiliates at December 31, 2008 and 2009 relate primarily to amounts owed to us by our affiliate in Germany, and payables to affiliates relate principally to KII and Kronos. These amounts generally relate to product purchases and sales.  The receivable from our German affiliate also includes accounts receivable factoring fees.

Note 10 – NL common stock options held by our employees:

At December 31, 2009, our employees held options to purchase approximately 8,000 shares of NL common stock, which are exercisable at various dates through 2010 (3,000) at an exercise of $5.63 per share, and exercisable at various dates through 2011 (approximately 5,000) at an exercise price of $11.49 per share.  At December 31, 2009, the quoted market price of NL’s common stock was $6.94 per share.  No options were exercised in 2007, 2008 or 2009.

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

Concentrations of credit risk.  Sales of TiO2 accounted for approximately 78%, 75% and 77% of our sales during 2007, 2008 and 2009, respectively.  The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process) and the manufacture and sale of certain titanium chemical products (derived from co-products of the TiO2 production process).  We sell TiO2 to the paint, plastics and paper industries.  Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions.  We sell TiO2 to over 1,000 customers, with the top ten external customers approximating 22% of net sales in each of 2007 and 2008 and 26% in 2009.  We did not have sales to a single customer comprising over 10% of net sales in any of the previous three years.  Approximately 86% of our TiO2 sales by volume were to Europe in 2007 and in 2008 and 87% in 2009.  Approximately 5% of sales by volume were sold to customers in North America in 2007, 4% in 2008 and 3% in 2009.

Long-term contracts.  KUS has long-term supply contracts that provide for certain of its affiliates’ TiO2 feedstock requirements through 2011 including ours.  The agreements require KUS to purchase certain minimum quantities of feedstock with minimum annual purchase commitments aggregating approximately $549 million at December 31, 2009.  The agreements require that we and certain of our affiliates purchase chloride process feedstock underlying these long-term supply contracts from KUS.  In addition, we have other long-term supply and service contracts that provide for various raw materials and services.  These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $51 million at December 31, 2009.

Operating leases. We lease various manufacturing and office space and equipment pursuant to operating leases.  Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively.  In most cases we expect that, in the normal course of business, such leases will be renewed or replaced by other leases.  Net rent expense approximated $3.0 million in each of 2007, 2008 and 2009.  At December 31, 2009, minimum rental commitments under the terms of noncancellable operating leases were as follows:

Years ending December 31,	Amount
(in millions)

2010	$.9
2011	.8
2012	.7
2013	.5
2014	.1
2015 and thereafter	-

Total	$3.0

Note 12 - Financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2008 and 2009:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

December 31, 2008:
Currency forward contracts	$(2.6)	$(2.6)	$-	$-

December 31, 2009:
Currency forward contracts	1.6	1.6	-	-

Certain of our sales generated by our operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Derivatives used to hedge forecasted transactions and specific cash flows associated with financial assets and liabilities denominated in currencies other than U.S. dollar and which meet the criteria for hedge accounting are designated as cash flow hedges.  Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings.  Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions.  The fair value of the currency forward contracts is determined using Level 1 inputs based on the currency spot forward rates quoted by banks.  At December 31, 2009, we had currency forward contracts to exchange an aggregate euro 21.4 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.47 to kroner 9.21 per euro.  These contracts with DnB Nor Bank ASA mature from January 2010 through December 2010 and are subject to early redemption provisions at our option.  At December 31, 2009, the actual exchange rate was kroner 8.3 per euro.

The estimated fair value of such currency forward contracts at December 31, 2009 was a $1.6 million net asset, which is recognized as part of Prepaid Expenses in our Consolidated Balance Sheets and a corresponding $1.6 million currency transaction gain in our Consolidated Statements of Income.  To the extent we held such contracts during 2008 and 2009, we did not use hedge accounting for any of our contracts.

In the first quarter of 2010 we entered into a series of currency forward contracts to exchange an aggregate of $64.0 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 5.83 to kroner 6.06 per U.S. dollar.  These contracts with DnB Nor Bank ASA mature from February 2010 through January 2011 and are subject to early redemption provisions at our option.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2008 and 2009.

	December 31,
	2008		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)

Cash, cash equivalents and restricted cash	$2.6	$2.6	$9.1	$9.1

Long-term debt:
Revolving credit facility	$25.3	$25.3	$13.0	$13.0
Other - primarily capital leases	3.4	3.4	8.9	8.9

Note 13 – Recent accounting pronouncements:

Benefit Plan Asset Disclosures - During the fourth quarter of 2008, the FASB issued FSP SFAS 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is now included with ASC Topic 715-20 Defined Benefit Plans.  This statement amends SFAS No. 87, 88 and 106 to require expanded disclosures about employers’ pension plan assets.  FSP 132 (R)-1 became effective for us beginning with this 2009 annual report, and we have provided the expanded disclosures about our pension plan assets in Note 8.

Derivative Disclosures – In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, which is now included with ASC Topic 815 Derivatives and Hedging.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position and performance and cash flows.  This statement became effective for us in the first quarter of 2009.  We periodically use currency forward contracts to manage a portion of our currency exchange rate market risk associated with trade receivables or future sales.  In addition, we periodically use commodity contracts to manage a portion of our natural gas market risk.  The contracts we have outstanding at December 31, 2009 are marked to market at each balance sheet date and are not accounted for under hedge accounting.  See Note 12.  Because our prior disclosures regarding these forward contracts substantially met all of the applicable disclosure requirements of the new standard, its effectiveness did not have a significant effect on our Consolidated Financial Statements.

Other-Than-Temporary-Impairments - In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which is now included with ASC Topic 320 Debt and Equity Securities.  The FSP amends existing guidance for the recognition and measurement of other-than-temporary impairments for debt and equity securities classified as available-for-sale and held-to-maturity and expands the disclosure requirements for interim and annual periods for available-for-sale and held-to-maturity debt and equity securities, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized. This FSP became effective for us in the second quarter of 2009 and its adoption did not have a material effect on our Consolidated Financial Statements.

    Fair Value Disclosures - Also in April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which is now included with ASC Topic 825 Financial Instruments.  This FSP will require us to disclose the fair value of all financial instruments for which it is practicable to estimate the value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments for interim as well as annual periods.  Prior to the adoption of the FSP we were only required to disclose this information annually.  This FSP became effective for us in the second quarter of 2009, see Note 12.

    Subsequent Events – In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is now included with ASC Topic 855 Subsequent Events.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, which are referred to as subsequent events. The statement clarifies existing guidance on subsequent events including a requirement that a public entity should evaluate subsequent events through the issue date of the financial statements, the determination of when the effects of subsequent events should be recognized in the financial statements and disclosures regarding all subsequent events.  SFAS No. 165 also requires a public entity to disclose the date through which an entity has evaluated subsequent events; we have evaluated for subsequent events through March 9, 2010 which is the date this report was filed with the SEC.  SFAS No. 165 became effective for us in the second quarter of 2009 and its adoption did not have a material effect on our Consolidated Financial Statements.

Uncertain Tax Positions.  On January 1, 2007, we adopted FIN 48, Accounting for Uncertain Tax Positions, which is now included with ASC Topic 740 Income Taxes.  FIN 48 clarifies when and how much of a benefit we can recognize in our consolidated financial statements for certain positions taken in our income tax returns under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves.  Among other things, FIN 48 prohibits us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.  FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard.  We are required to classify any future reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position.  At December 31, 2007, 2008 and 2009 our reserve for uncertain tax positions was nil.

We file income tax returns in various non-U.S. jurisdictions, principally in Belgium and Norway.  Our non-U.S. income tax returns are generally considered closed to examination for years prior to 2006 for Belgium and 2000 for Norway.