Form 10-Q
period 2010-03-31
KRONOS INTERNATIONAL INC
filed 2010-05-04
CIK 1176236

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010
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

Number of shares of the Registrant's common stock outstanding on April 30, 2010: 2,968.

The Registrant is a wholly owned subsidiary of Kronos Worldwide, Inc. (File No. 1-31763) and meets the conditions set forth in General Instructions H(1)(a) and H(1)(b) of Form 10-Q for reduced disclosure format.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page
		number

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	December 31, 2009; March 31, 2010 (Unaudited)	3

	Condensed Consolidated Statements of Operations (Unaudited) -
	Three months ended March 31, 2009 and 2010	5

	Condensed Consolidated Statement of Stockholder’s
	Equity and Comprehensive Income (Loss) (Unaudited)-
	Three months ended March 31, 2010	6

	Condensed Consolidated Statements of Cash Flows (Unaudited) -
	Three months ended March 31, 2009 and 2010	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	22

Item 4.	Controls and Procedures	22

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 6.	Exhibits	23

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,	March 31,
	2009	2010
		(Unaudited)

Current assets:
Cash and cash equivalents	$29.4	$20.6
Restricted cash	1.7	1.1
Accounts and other receivables	141.5	160.2
Inventories	207.7	191.9
Prepaid expenses and other	6.3	7.0
Deferred income taxes	.1	.1

Total current assets	386.7	380.9

Other assets:
Deferred financing costs, net	5.8	4.9
Deferred income taxes	185.5	202.6
Other	5.2	5.1

Total other assets	196.5	212.6

Property and equipment:
Land	45.1	42.5
Buildings	181.6	170.7
Equipment	862.3	812.0
Mining properties	115.7	111.3
Construction in progress	7.9	10.4

	1,212.6	1,146.9
Less accumulated depreciation and amortization	781.9	745.6

Net property and equipment	430.7	401.3

Total assets	$1,013.9	$994.8

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDER’S EQUITY	December 31, 2009	March 31, 2010
		(Unaudited)
Current liabilities:
Current maturities of long-term debt	$2.1	$2.1
Accounts payable and accrued liabilities	163.4	149.1
Income taxes	3.6	1.2
Deferred income taxes	4.7	4.3

Total current liabilities	173.8	156.7

Noncurrent liabilities:
Long-term debt	594.4	568.4
Deferred income taxes	11.6	10.5
Accrued pension cost	108.6	101.7
Other	22.1	21.4

Total noncurrent liabilities	736.7	702.0

Stockholder’s equity:
Common stock	.3	.3
Additional paid-in capital	1,962.1	1,965.8
Retained deficit	(1,471.6)	(1,431.3)
Notes receivable from affiliates	(235.6)	(240.7)
Accumulated other comprehensive loss	(151.8)	(158.0)

Total stockholder’s equity	103.4	136.1

Total liabilities and stockholder’s equity	$1,013.9	$994.8

Commitments and contingencies (Notes 6 and 9)

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Three months ended March 31,
	2009	2010
	(unaudited)

Net sales	$171.6	$228.8
Cost of sales	178.1	187.6

Gross margin	(6.5)	41.2

Selling, general and administrative expense	26.7	30.2
Currency transaction gains, net	6.4	1.9
Other operating income, net	1.6	2.2

Income (loss) from operations	(25.2)	15.1

Interest expense	(9.3)	(10.1)

Income (loss) before income taxes	(34.5)	5.0

Income tax benefit	(10.5)	(35.3)

Net income (loss)	$(24.0)	$40.3

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)

Three months ended March 31, 2010

(In millions)

		Additional		Notes receivable	Accumulated other	Total
	Common stock	paid-in capital	Retained deficit	from affiliates	comprehensive loss	stockholder’s equity	Comprehensive income (loss)
	(Unaudited)

Balance at December 31, 2009	$.3	$1,962.1	$(1,471.6)	$(235.6)	$(151.8)	$103.4

Net income	-	-	40.3	-		40.3	$40.3

Other comprehensive loss, net	-	-	-	-	(6.2)	(6.2)	(6.2)

Intercompany interest – Kronos Worldwide, Inc.	-	3.7	-	(5.1)	-	(1.4)	-

Balance at March 31, 2010	$.3	$1,965.8	$(1,431.3)	$(240.7)	$(158.0)	$136.1

Comprehensive income							$34.1

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended March 31,
	2009	2010
	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$(24.0)	$40.3
Depreciation and amortization	9.7	10.0
Deferred income taxes	(11.2)	(34.0)
Defined benefit pension plan expense greater (less) than cash funding	(1.1)	1.4
Other, net	(.4)	-
Change in assets and liabilities:
Accounts and other receivables	(6.7)	(29.3)
Inventories	69.0	3.5
Prepaid expenses	(3.4)	(1.1)
Accounts payable and accrued liabilities	(19.2)	4.3
Income taxes	1.2	(1.9)
Accounts with affiliates	(19.7)	(6.1)
Other, net	.9	(.3)

Net cash used in operating activities	(4.9)	(13.2)

Cash flows from investing activities:
Capital expenditures	(10.4)	(7.2)
Change in restricted cash, net	.6	.5

Net cash used in investing activities	(9.8)	(6.7)

Cash flows from financing activities:
Indebtedness:
Borrowings	29.1	21.6
Principal payments	(.2)	(8.8)

Net cash provided by financing activities	28.9	12.8

Cash and cash equivalents - net change from:
Operating, investing and financing activities	14.2	(7.1)
Currency translation	(.6)	(1.7)
Balance at beginning of period	10.8	29.4

Balance at end of period	$24.4	$20.6

Supplemental disclosures:
Cash paid for (received):
Interest	$.3	$0.2
Income taxes	(.2)	0.6
Accrual for capital expenditures	1.3	1.3

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

Note 1 -                           Organization and basis of presentation:

Organization – We are a wholly-owned subsidiary of Kronos Worldwide, Inc. ("Kronos") (NYSE: KRO).  We are incorporated in the state of Delaware, U.S.A., with our seat of management in Leverkusen, Germany.  At March 31, 2010, Valhi, Inc. (NYSE: VHI) held approximately 59% of Kronos’ outstanding common stock and NL Industries, Inc. (NYSE: NL) held an additional 36% of Kronos’ common stock.  Valhi owns approximately 83% of NL’s outstanding common stock.  Approximately 93% of Valhi’s outstanding common stock is held by subsidiaries of Contran Corporation.  Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is sole trustee), or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of these companies.

Basis of presentation – The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009 that we filed with the Securities and Exchange Commission (“SEC”) on March 9, 2010 (the “2009 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet and Statement of Stockholder’s Equity and Comprehensive Income (Loss) at December 31, 2009 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2009) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim period ended March 31, 2010 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2009 Consolidated Financial Statements contained in our 2009 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos International, Inc. and its subsidiaries taken as a whole.

Note 2 – Accounts and other receivables:

	December 31, 2009	March 31, 2010
	(In millions)
Trade receivables	$126.8	$137.4
Recoverable VAT and other receivables	15.3	22.9
Refundable income taxes	.4	.2
Receivable from affiliate -
Kronos Canada	1.6	1.8
Allowance for doubtful accounts	(2.6)	(2.1)

Total	$141.5	$160.2

Note 3 -                           Inventories:

	December 31, 2009	March 31, 2010
	(In millions)

Raw materials	$46.8	$39.6
Work in process	13.3	10.0
Finished products	98.9	98.3
Supplies	48.7	44.0

Total	$207.7	$191.9

Note 4 -                           Accounts payable and accrued liabilities:

	December 31, 2009	March 31, 2010
	(In millions)

Accounts payable	$69.9	$61.0
Employee benefits	18.7	21.0
Accrued sales discounts and rebates	19.3	9.3
Payable to affiliates:
Kronos (US), Inc.	30.2	21.7
Kronos Canada, Inc.	.2	1.6
Accrued interest	7.9	16.3
Other	17.2	18.2

Total	$163.4	$149.1

Note 5 - Long-term debt:

	December 31, 2009	March 31, 2010
	(In millions)
Long term debt:
6.5% Senior Secured Notes	$574.6	$538.0
Revolving credit facility	13.0	24.3
Other	8.9	8.2

Total debt	596.5	570.5
Less current maturities	2.1	2.1

Total long-term debt	$594.4	$568.4

Revolving credit facility - During the first three months of 2010, we borrowed a net euro 9.0 million ($13.2 million when borrowed/repaid) under our bank credit facility.  The average interest rate on these borrowings at March 31, 2010 was 3.62%.

Restrictions and other.                                                                Our credit facility described above requires the borrower to maintain minimum levels of equity, requires the maintenance of certain financial ratios, limits dividends and additional indebtedness and contains other provisions and restrictive covenants customary in lending transactions of this type.  We are in compliance with all of our debt covenants at March 31, 2010.  We believe we will be able to comply with the financial covenants contained in our credit facility through the maturity of the facility; however if future operating results differ materially from our expectations we may be unable to maintain compliance.

The terms of the indenture governing the 6.5% Notes limits our ability to pay dividends and make other restricted payments.  At March 31, 2010, the maximum amount of dividends and other restricted payments that we could make (the “Restricted Payment Basket”) was $2.9 million.  The indenture currently prohibits us from utilizing such Restricted Payment Basket because we have not met a specified financial ratio contained in this indenture; such prohibition will continue until such time as we meet the specified financial ratio.

Note 6 - Income taxes:

	Three months ended March 31,
	2009	2010
	(In millions)

Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$(12.1)	$1.7
Non-U.S. tax rates	1.2	(.4)
Nondeductible expenses	1.0	(.9)
German tax attribute adjustment	.1	(35.2)
Prior year adjustment	-	(.7)
Nontaxable income	(.5)	.3
Other, net	(.2)	(.1)

Total	$(10.5)	$(35.3)

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

As a consequence of a European Court ruling that resulted in a favorable resolution of certain income tax issues in Germany, during the first quarter of 2010 the German tax authorities agreed to an increase in our German net operating loss carryforwards.  Accordingly, we recognized a non-cash income tax benefit of $35.2 million in the first quarter of 2010.

Note 7 – Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended March 31,
	2009	2010
	(In millions)

Service cost	$1.3	$2.1
Interest cost	4.3	4.5
Expected return on plan assets	(2.8)	(3.1)
Amortization of prior service cost	.1	.1
Amortization of net transition obligations	-	-
Recognized actuarial losses	1.1	1.2

Total	$4.0	$4.8

Contributions – We expect our 2010 contributions for our pension plans to be approximately $19 million.

Note 8 – Other noncurrent liabilities:

	December 31, 2009	March 31, 2010
	(In millions)

Reserve for uncertain tax positions	$9.5	$9.5
Employee benefits	9.2	8.6
Other	3.4	3.3

Total	$22.1	$21.4

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

Please refer to our 2009 Annual Report for a discussion of certain other legal proceedings to which we are a party.

Note 10 – Financial instruments:

The following table summarizes the valuation of our short-term investments and financial instruments recorded on a fair value basis under ASC Topic 820, Fair Value Measurements and Disclosures as of December 31, 2009 and March 31, 2010:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Currency forward contracts
December 31, 2009	$1.6	$1.6	$-	$-
March 31, 2010	1.0	1.0	-	-

Certain of our sales generated by our operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  The fair value of the currency forward contracts is determined using Level 1 inputs based on the currency spot forward rates quoted by banks or currency dealers.  At March 31, 2010, we had currency forward contracts to exchange:

•
an aggregate euro 16 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.47 to kroner 9.13 per euro.  These contracts with DnB Nor Bank ASA mature from April 2010 through December 2010 at a rate of euro .1 million to euro 1.8 million per month, subject to early redemption provisions at our option.  At March 31, 2010, the actual exchange rate was kroner 8.01 per euro; and

•
an aggregate $58 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 5.85 to kroner 6.13 per U.S. dollar.  These contracts with DnB Nor Bank ASA mature from April 2010 through March 2011 at a rate of $1 million to $2.3 million per month.  At March 31, 2010 the actual exchange rate was Kroner 6.00 per U.S. dollar.

The estimated fair value of our currency forward contracts at March 31, 2010 was a $1.0 million net asset, which is the result of $1.9 million recognized as part of Prepaid Expenses and Other and $.9 million recognized as a part of Accounts Payable and Accrued Liabilities in our Condensed Consolidated Balance Sheet.  There is also a corresponding $1.0 million currency transaction gain in our Condensed Consolidated Statement of Operations.  To the extent we held such contracts during 2009, we did not use hedge accounting for any of such contracts, and we are not currently using hedge accounting for our existing contracts.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure.

	December 31,		March 31,
	2009		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)

Cash, cash equivalents and restricted cash	$31.1	$31.1	$21.7	$21.7

Long-term debt (excluding capitalized leases):
Fixed rate with market quotes -
6.5% Senior Secured Notes	$574.6	$466.2	$538.0	$455.0
Variable rate bank revolving credit facility	13.0	13.0	24.3	24.3

At March 31, 2010, the estimated market price of the 6.5% Senior Secured Notes was approximately euro 843 per euro 1,000 principal amount.  The fair value of our 6.5% Senior Secured Notes is based upon quoted market prices at each balance sheet date; these quoted market prices represent Level 2 inputs because the markets in which the Senior Secured Notes trade are not active.  The fair value of variable interest rate debt is deemed to approximate book value.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Business and results of operations overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”).  TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products.  For the three months ended March 31, 2010, approximately three-fourths of our sales volumes were into European markets.  We believe we are the second largest producer of TiO2 in Europe with an estimated 19% share of European TiO2 sales volumes.  Our production facilities are located throughout Europe.

We reported net income of $40.3 million in the first quarter of 2010 as compared to net loss of $24.0 million in the first quarter of 2009.  Our net income for the first quarter 2010 is due to higher income from operations resulting principally from higher sales and production volumes as well as a $35.2 million non-cash deferred income tax benefit recognized in the first quarter of 2010, as discussed below.

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information.  Statements in this report including, but not limited to, statements found in Item 2 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent our management’s beliefs and assumptions based on currently available information.  In some cases you can identify forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends.  Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct.  Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results.  Actual future results could differ materially from those predicted.  The factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC including, but are not limited to, the following:

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

Results of operations

We consider TiO2 to be a “quality of life” product, with demand affected by gross domestic product (or “GDP”) and overall economic conditions in our markets located in various regions of the world.  Over the long-term, we expect that demand for TiO2 will grow by 2% to 3% per year, consistent with our expectations for the long-term growth in GDP.  However, even if we and our competitors maintain consistent shares of the worldwide market, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP, in part due to relative changes in the TiO2 inventory levels of our customers.  We believe our customers’ inventory levels are partly influenced by their expectation for future changes in market TiO2 selling prices.  The majority of our TiO2 grades and substantially all of our production are considered commodity pigment products; we compete for sales primarily on the basis of price.

The factors having the most impact on our reported operating results are:

•	Our TiO2 selling prices,
•	Our TiO2 sales and production volumes,
•	Currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro and Norwegian krone) and
•	Manufacturing costs, particularly raw materials, maintenance and energy-related expenses.

Our key performance indicators are our TiO2 average selling prices, and our level of TiO2 sales and production volumes.  TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

Quarter ended March 31, 2009 compared to the
Quarter ended March 31, 2010 -

	Three months ended March 31,
	2009		2010
	(Dollars in millions)

Net sales	$171.6	100%	$228.8	100%
Cost of sales	178.1	104	187.6	82
Gross margin	(6.5)	(4)	41.2	18
Other operating income and expenses, net	18.7	11	26.1	11
Income (loss) from operations	$(25.2)	(15)%	$15.1	7%

				%
				Change
TiO2 operating statistics:
Sales volumes*	64		84	31%
Production volumes*	34		82	141%

Percent change in net sales:
TiO2 product pricing				-%
TiO2 sales volumes				31
TiO2 product mix				(4)
Changes in currency exchange rates				6

				33%
Total
________________________________

* Thousands of metric tons

Net sales – Net sales increased 33% or $57.2 million compared to the first quarter of 2009 primarily due to a 31% increase in sales volumes and the positive impact of currency exchange rates.  We estimate the favorable effect of changes in currency exchange rates increased our net sales by approximately $10 million, or 6%, compared to the same period in 2009.  Average TiO2 selling prices in the first quarter of 2010 were relatively unchanged from the first quarter of 2009.  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures and changes in the relative level of supply and demand.  We are currently in a period of generally rising industry prices and we expect average selling prices in the second quarter of 2010 to be higher than the average selling prices in the first quarter of 2010.

Sales volumes in the first quarter of 2010 were 31% higher compared to 2009 due to the impact of higher demand in our markets resulting from the improvement in current economic conditions.  We expect demand will continue to remain above 2009 levels for the remainder of the year.

Cost of sales - Cost of sales increased $9.5 million or 5% in the first quarter of 2010 compared to 2009 primarily due to the impact of a 31% increase in sales volumes, a 141% increase in TiO2 production volumes, lower raw material costs of $7.5 million, lower utility costs of $9.2 million, an increase in maintenance costs of $4.2 million and currency fluctuations (primarily the euro).  In addition, cost of sales in the first quarter of 2010 was negatively impacted by approximately $4 million as a result of a higher waste-to-ore ratio in the ore we produce at our ilmenite mines in Norway.  Cost of sales as a percentage of net sales decreased to 82% in the first quarter of 2010 compared to 104% in the first quarter of 2009, primarily due to the significantly higher production volumes in 2010, as we implemented temporary plant curtailments during the first half of 2009 in order to reduce our finished goods inventories to an appropriate level.  Such temporary plant curtailments resulted in approximately $42 million of unabsorbed fixed production costs which were charged directly to cost of sales in the first quarter of 2009.

Income (loss) from operations – Income from operations increased by $40.3 million from an operating loss of $25.2 million in the first quarter of 2009 to an operating income of $15.1 million in the first quarter of 2010. Income (loss) from operations as a percentage of net sales increased to 7% in the first quarter of 2010 from (15)% in the same period for 2009.  This increase is driven by the improvement in gross margin, which increased to 18% for the first quarter of 2010 compared to (4)% for the first quarter of 2009.  Our gross margin has increased primarily because of higher sales volumes and lower manufacturing costs per ton resulting from higher production volumes. However, changes in currency rates have negatively affected our gross margin and income (loss) from operations.  We estimate that changes in currency exchange rates decreased income from operations by approximately $5 million in the first quarter of 2010 as compared to the same period in 2009.

Interest Expense – Interest expense increased $.8 million from $9.3 million in the first quarter of 2009 to $10.1 million in the first quarter of 2010 primarily due to higher interest rates on our revolving credit facility and changes in currency exchange rates which offset the effect of decreased average borrowings under our revolving credit facility.  The interest expense we recognize will vary with fluctuations in the euro exchange rate.

Income tax benefit – Our income tax benefit was $35.3 million in the first quarter of 2010 compared to $10.5 million in the same period last year.  See Note 6 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax benefit to our actual tax benefit.

As a consequence of a European Court ruling that resulted in a favorable resolution of certain income tax issues in Germany, during the first quarter of 2010 the German tax authorities agreed to an increase in our German net operating loss carryforwards.  Accordingly, we recognized a non-cash income tax benefit of $35.2 million in the first quarter of 2010.

We have substantial net operating loss carryforwards in Germany (the equivalent of $941 million for German corporate purposes and $288 million for German trade tax purposes at December 31, 2009), which amounts exclude the adjustment to such carryforwards recognized in the first quarter of 2010 (See Note 6 to our Condensed Consolidated Financial Statements).  At March 31, 2010, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of such carryforwards, particularly if the economic recovery were to be short-lived or we were to generate losses in our German operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Effects of Currency Exchange Rates

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

Overall, we estimate that fluctuations in currency exchange rates had the following effects on our sales and income (loss) from operations for the first quarter of 2010 as compared to the first quarter of 2009.

Impact of changes in currency exchange rates Three months ended March 31, 2009 vs March 31, 2010
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate changes	Total currency impact 2009 vs 2010
	2009	2010	Change
	(in millions)
Impact on:
Net sales	$-	$-	$-	$10	$10
Income (loss) from operations	6	2	(4)	(1)	(5)

Outlook

During 2009 and 2010, we announced various Ti02 price increases, a portion of which were implemented during the second half of 2009 and the first quarter of 2010, with portions of the remainder expected to be implemented later in 2010.  While our average TiO2 selling prices in the first quarter of 2010 were comparable to the first quarter of 2009, our average selling prices at the end of the first quarter of 2010 were 1% higher as compared to the end of 2009.  As a result of expected continued implementation of price increases, we anticipate our average selling prices will continue to increase during the remainder of 2010.

In response to the worldwide economic slowdown and weak consumer confidence, we reduced our production volumes during the first half of 2009 in order to reduce our finished goods inventory, improve our liquidity and match production to market demand.  Overall industry pigment demand is expected to be higher in 2010 as compared to 2009 as a result of improving worldwide economic conditions.  While we operated our facilities at approximately 51% of capacity during the first half of 2009 (40% during the first quarter), we increased our capacity utilization to approximately 92% during the second half of 2009.  We operated our plants at near full capacity utilization during the first quarter of 2010, and we currently expect to operate our facilities at such near full capacity levels during the remainder of 2010.  Our expected capacity utilization levels could be adjusted upwards or downwards to match changes in demand for our product.  We also expect raw material, energy and freight costs will relatively increase during the remainder of 2010, and a portion of future price increases we expect to implement are intended to compensate for such increases in our operating costs.

We currently expect income from operations will be higher in 2010 as compared to 2009, as the favorable effects of the worldwide economic recovery and improving consumer confidence will continue to improve demand in all of our key market segments.  The increase in our sales volumes for 2010 should allow us to maintain our near full capacity utilization for the remainder of the year.  With such improved capacity utilization levels and higher expected selling prices, we expect to report improved operating and financial performance in 2010.

Overall, we expect to report net income in 2010 as compared to reporting a net loss in 2009 due to higher expected income from operations in 2010 as well as the impact of the $35.2 million non-cash income tax benefit recognized in the first quarter of 2010, as discussed above.

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

Our cash used in operating activities was $13.2 million in the first three months of 2010, compared to $4.9 million of cash used in operating activities in the first three months of 2009.  This $10.2 million increase was primarily due to the net effects of the following:

•	Higher income from operations in 2010 of $40.3 million; and
•	Higher net cash used from relative changes in our inventories, receivables, payables and accruals of $48.2 million in the first three months of 2010 as compared to the first three months of 2009,

Changes in working capital were affected by accounts receivable and inventory changes.  As shown below:

•	Our average days sales outstanding (“DSO”) increased from December 31, 2009 to March 31, 2010 due to the timing of collections on receivable balances; and
•	Our average days sales in inventory "DSI" increased from December 31, 2009 to March 31, 2010

For comparative purposes, we have also provided comparable prior years numbers below:
	December 31,	March 31,	December 31,	March 31,
	2008	2009	2009	2010

DSO	68 days	70 days	55 days	62 days
DSI	123 days	63 days	46 days	47 days

Investing activities

Our capital expenditures of $10.4 million and $7.2 million in the three months ended March 31, 2009 and 2010, respectively, were primarily for improvements and upgrades to existing facilities.

Financing activities

During the three months ended March 31, 2010, we had net borrowings of euro 9.0 million ($13.2 million when borrowed/repaid) under our revolving credit facility.

Outstanding debt obligations

At March 31, 2010, our consolidated debt was comprised of:
•	euro 400 million principal amount of our 6.5% Senior Secured Notes ($538.0 million at March 31, 2010) due in 2013;
•	euro 18.0 million ($24.3 million) under our revolving credit facility which matures in May 2011; and
•	Approximately $8.2 million of other indebtedness.

Our revolving credit facility requires the borrower to maintain minimum levels of equity, requires the maintenance of certain financial ratios, limits dividends and additional indebtedness and contains other provisions and restrictive covenants customary in lending transactions of this type.  We are in compliance with all of our debt covenants at March 31, 2010.  We believe we will be able to comply with the financial covenants contained in our credit facility through the maturity of the facility; however if future operating results differ materially from our expectations we may be unable to maintain compliance.

Our assets consist primarily of investments in operating subsidiaries, and our ability to service parent level obligations, including the Senior Secured Notes, depends in large part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligations or otherwise.  None of our subsidiaries have guaranteed the Senior Secured Notes, although we have pledged 65% of the common stock or other ownership interests of certain of our first-tier operating subsidiaries as collateral of the Senior Secured Notes.  The terms of the indenture governing the 6.5% Senior Secured Notes limits our ability to pay dividends and make other restricted payments.  At March 31, 2010, the maximum amount of dividends and other restricted payments that we could make (the “Restricted Payment Basket”) was $2.9 million.  The indenture currently prohibits us from utilizing such Restricted Payment Basket because we have not met a specified financial ratio contained in this indenture; such prohibition will continue until such time as we meet the specified financial ratio.

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

At March 31, 2010, unused credit available under our existing revolving credit facility was approximately $44.5 million.  At March 31, 2010, we could borrow all such amount without violating any covenants in this facility.  At March 31, 2010, the borrowing availability under our facility was limited to euro 51 million ($68.9 million), and the $44.5 million amount of our unused borrowing availability at March 31, 2010 is based on this euro 51 million maximum borrowing availability.  In accordance with the terms of our revolving credit facility, in May 2010 we satisfied certain specified covenants in such facility, and as a result the maximum  borrowing availability under such facility  has now returned to the full euro 80 million facility size.  Had such full euro 80 million been available at March 31, 2010, the borrowing availability under our revolver would have increased from $44.5 million to $83.6 million.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our future obligations including operations, capital expenditures and debt service for the next 12-months.

Capital expenditures

We currently estimate that we will invest approximately $38 million in capital expenditures for major improvements and upgrades to our existing facilities during 2010, including the $7.2 million we have spent through March 31, 2010.  Compared to 2009, we have increased our planned capital expenditures in 2010, as we had significantly lowered our capital expenditures in 2009 in response to the economic conditions and as part of our efforts to improve our liquidity.

Off-balance sheet financing

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2009 Annual Report.

Commitments and contingencies

See Notes 6 and 9 to the Condensed Consolidated Financial Statements for a description of certain income tax examinations currently underway and legal proceedings.

Recent accounting pronouncements

There have been no recent accounting pronouncements for the period ended March 31, 2010.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Annual Report.  There have been no changes in our critical accounting policies during the first three months of 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices.  For a discussion of such market risk items, refer to Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2009 Annual Report.  There have been no material changes in these market risks during the first three months of 2010.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a–15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Steven L. Watson, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2010.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of March 31, 2010.

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

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.                  Legal Proceedings

Refer to Note 9 of the Condensed Consolidated Financial Statements and to our 2009 Annual Report for descriptions of certain legal proceedings.

Item 1A.                      Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2009 Annual report.  There have been no material changes to such risk factors during the three months ended March 31, 2010.

Item 6.                  Exhibits

31.1 - Certification

31.2 - Certification

32.1 - Certification

                                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                KRONOS INTERNATIONAL, INC.                    (Registrant)

Date May 4, 2010	/s/ Gregory M. Swalwell
Gregory M. Swalwell
Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date May 4, 2010	/s/ Tim C. Hafer
Tim C. Hafer
Vice President and Controller (Principal Accounting Officer)