Form 10-Q
period 2010-09-30
KRONOS INTERNATIONAL INC
filed 2010-10-22
CIK 1176236

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010
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

Number of shares of the Registrant's common stock outstanding on October 15, 2010: 2,968.

The Registrant is a wholly owned subsidiary of Kronos Worldwide, Inc. (File No. 1-31763) and meets the conditions set forth in General Instructions H(1)(a) and H(1)(b) of Form 10-Q for reduced disclosure format.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page
		number

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	December 31, 2009; September 30, 2010 (Unaudited)	3

	Condensed Consolidated Statements of Operations (Unaudited) -
	Three and nine months ended September 30, 2009 and 2010	5

	Condensed Consolidated Statement of Stockholder’s
	Equity and Comprehensive Income (Loss) (Unaudited)-
	Nine months ended September 30, 2010	6

	Condensed Consolidated Statements of Cash Flows (Unaudited) -
	Nine months ended September 30, 2009 and 2010	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 6.	Exhibits	26

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,	September 30,
	2009	2010
		(Unaudited)

Current assets:
Cash and cash equivalents	$29.4	$26.1
Restricted cash	1.7	1.2
Accounts and other receivables	141.5	176.9
Inventories	207.7	189.1
Prepaid expenses and other	6.3	8.0
Deferred income taxes	.1	.1

Total current assets	386.7	401.4

Other assets:
Deferred financing costs, net	5.8	3.9
Deferred income taxes	185.5	189.8
Other	5.2	5.0

Total other assets	196.5	198.7

Property and equipment:
Land	45.1	42.2
Buildings	181.6	170.2
Equipment	862.3	810.2
Mining properties	115.7	113.0
Construction in progress	7.9	17.7

	1,212.6	1,153.3
Less accumulated depreciation and amortization	781.9	760.1

Net property and equipment	430.7	393.2

Total assets	$1,013.9	$993.3

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDER’S EQUITY	December 31, 2009	September 30, 2010
		(Unaudited)
Current liabilities:
Current maturities of long-term debt	$2.1	$2.1
Accounts payable and accrued liabilities	163.4	150.6
Income taxes	3.6	2.6
Deferred income taxes	4.7	4.3

Total current liabilities	173.8	159.6

Noncurrent liabilities:
Long-term debt	594.4	539.9
Deferred income taxes	11.6	10.4
Accrued pension cost	108.6	99.5
Other	22.1	22.0

Total noncurrent liabilities	736.7	671.8

Stockholder’s equity:
Common stock	.3	.3
Additional paid-in capital	1,962.1	1,972.4
Retained deficit	(1,471.6)	(1,406.9)
Notes receivable from affiliates	(235.6)	(250.4)
Accumulated other comprehensive loss	(151.8)	(153.5)

Total stockholder’s equity	103.4	161.9

Total liabilities and stockholder’s equity	$1,013.9	$993.3

Commitments and contingencies (Notes 6 and 9)

See accompanying Notes to Condensed Consolidated Financial Statements

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010

	(Unaudited)

Net sales	$224.6	$250.4	$592.9	$735.8
Cost of sales	184.5	192.8	560.2	582.0

Gross margin	40.1	57.6	32.7	153.8

Selling, general and administrative expense	30.2	31.1	83.4	91.9
Currency transaction gains	1.6	3.2	7.4	3.5
Other operating income, net	1.3	1.9	4.0	6.9

Income (loss) from operations	12.8	31.6	(39.3)	72.3

Other income (expense):
Interest income	.1	-	.1	.1
Interest expense	(10.3)	(8.9)	(29.6)	(28.5)

Income (loss) before income taxes	2.6	22.7	(68.8)	43.9

Income tax expense (benefit)	(.4)	7.3	(21.6)	(20.8)

Net income (loss)	$3.0	$15.4	$(47.2)	$64.7

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)

Nine months ended September 30, 2010

(In millions)

		Additional		Notes receivable	Accumulated other	Total
	Common stock	paid-in capital	Retained deficit	from affiliates	comprehensive loss	stockholder’s equity	Comprehensive income (loss)
	(Unaudited)

Balance at December 31, 2009	$.3	$1,962.1	$(1,471.6)	$(235.6)	$(151.8)	$103.4

Net income	-	-	64.7	-		64.7	$64.7

Other comprehensive loss, net of tax	-	-	-	-	(1.7)	(1.7)	(1.7)

Intercompany interest – Kronos Worldwide, Inc.	-	10.3	-	(14.8)	-	(4.5)	-

Balance at September 30, 2010	$.3	$1,972.4	$(1,406.9)	$(250.4)	$(153.5)	$161.9

Comprehensive income							$63.0

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine months ended September 30,
	2009	2010
	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$(47.2)	$64.7
Depreciation and amortization	30.4	28.6
Deferred income taxes	(21.5)	(27.0)
Defined benefit pension plan expense greater (less) than cash funding	(1.8)	2.3
Other, net	.9	2.8
Change in assets and liabilities:
Accounts and other receivables	(24.4)	(50.0)
Inventories	117.2	5.0
Prepaid expenses	(3.7)	-
Accounts payable and accrued liabilities	5.2	14.8
Income taxes	.5	(.4)
Accounts with affiliates	2.6	(16.2)
Other, net	(.2)	2.4

Net cash provided by operating activities	58.0	27.0

Cash flows from investing activities:
Capital expenditures	(15.1)	(19.2)
Change in restricted cash, net	.5	.5

Net cash used in investing activities	(14.6)	(18.7)

Cash flows from financing activities:
Indebtedness:
Borrowings	29.1	41.8
Principal payments	(48.3)	(51.8)
Deferred financing fees	(.6)	-

Net cash used in financing activities	(19.8)	(10.0)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	23.6	(1.7)
Currency translation	4.6	(1.6)
Balance at beginning of period	10.8	29.4

Balance at end of period	$39.0	$26.1

Supplemental disclosures:
Cash paid for (received):
Interest	$19.6	$18.3
Income taxes	(.4)	5.8
Accrual for capital expenditures	.3	1.9
Capital lease obligation incurred	3.6	-

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

Note 1 -                           Organization and basis of presentation:

Organization – We are a wholly-owned subsidiary of Kronos Worldwide, Inc. ("Kronos") (NYSE: KRO).  We are incorporated in the state of Delaware, U.S.A., with our seat of management in Leverkusen, Germany.  At September 30, 2010, Valhi, Inc. (NYSE: VHI) held approximately 59% of Kronos’ outstanding common stock and NL Industries, Inc. (NYSE: NL) held an additional 36% of Kronos’ common stock.  Valhi owns approximately 83% of NL’s outstanding common stock.  Approximately 94% of Valhi’s outstanding common stock is held by subsidiaries of Contran Corporation.  Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is sole trustee), or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of these companies.

Basis of presentation – The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009 that we filed with the Securities and Exchange Commission (“SEC”) on March 9, 2010 (the “2009 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet and Statement of Stockholder’s Equity and Comprehensive Income (Loss) at December 31, 2009 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2009) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim periods ended September 30, 2010 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2009 Consolidated Financial Statements contained in our 2009 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos International, Inc. and its subsidiaries taken as a whole.

Note 2 – Accounts and other receivables:

	December 31, 2009	September 30, 2010
	(In millions)

Trade receivables	$126.8	$152.7
Recoverable VAT and other receivables	15.3	23.7
Refundable income taxes	.4	-
Receivable from affiliate -
Kronos Canada	1.6	2.5
Allowance for doubtful accounts	(2.6)	(2.0)

Total	$141.5	$176.9

Note 3 -                           Inventories:

	December 31, 2009	September 30, 2010
	(In millions)

Raw materials	$46.8	$44.2
Work in process	13.3	9.0
Finished products	98.9	90.5
Supplies	48.7	45.4

Total	$207.7	$189.1

Note 4 -                           Accounts payable and accrued liabilities:

	December 31, 2009	September 30, 2010
	(In millions)

Accounts payable	$69.9	$62.4
Employee benefits	18.7	24.6
Accrued sales discounts and rebates	19.3	13.3
Payable to affiliates:
Kronos (US), Inc.	30.2	12.6
Kronos Canada, Inc.	.2	.1
Accrued interest	7.9	16.1
Other	17.2	21.5

Total	$163.4	$150.6

Note 5 - Long-term debt:

	December 31, 2009	September 30, 2010
	(In millions)
Long term debt:
6.5% Senior Secured Notes	$574.6	$534.8
Revolving credit facility	13.0	-
Other	8.9	7.2

Total debt	596.5	542.0
Less current maturities	2.1	2.1

Total long-term debt	$594.4	$539.9

Revolving credit facility - During the first nine months of 2010, we repaid a net euro 9.0 million ($8.5 million when borrowed/repaid) under our bank credit facility.  Our revolving credit facility currently matures in May 2011.  We have commenced discussions with the lenders in such facility regarding an extension of the facility, and we expect to have a new agreement of extension in place prior to such maturity date.

In May 2010, we satisfied certain specified financial covenants in our revolving credit facility, and as a result the maximum borrowing availability under such facility returned to the full euro 80 million facility size at that time.  In addition, in August 2010 we satisfied the financial ratio of net secured debt to earnings before income taxes, interest and depreciation as defined in the credit facility, and as a result two financial covenants added to such credit facility in September 2009 are no longer effective, and the interest rate on outstanding borrowings under such credit facility was prospectively reduced from LIBOR plus a margin ranging from 3% to 4% to LIBOR plus 1.75%.

Restrictions and other.  Our credit facility described above requires the borrower to maintain minimum levels of equity, requires the maintenance of certain financial ratios, limits dividends and additional indebtedness and contains other provisions and restrictive covenants customary in lending transactions of this type.  We are in compliance with all of our debt covenants at September 30, 2010.  We believe we will be able to comply with the financial covenants contained in our credit facility through the maturity of the facility; however if future operating results differ materially from our expectations we may be unable to maintain compliance.

The terms of the indenture governing the 6.5% Senior Secured Notes limit our ability to pay dividends and make other restricted payments.  At September 30, 2010, the maximum amount of dividends and other restricted payments that we could make (the “Restricted Payment Basket”) was $22.5 million.  For several quarters prior to September 30, 2010, the indenture prohibited us from utilizing the Restricted Payment Basket because we had not met a specified financial ratio contained in this indenture; upon satisfying this financial ratio as of September 30, 2010 this prohibition ceased to be applicable.

Note 6 - Income taxes:

	Nine months ended September 30,
	2009	2010
	(In millions)

Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$(24.1)	$15.4
Non-U.S. tax rates	2.3	(1.7)
Nondeductible expenses	1.5	1.1
German tax attribute adjustment	(.4)	(35.2)
Other, net	(.9)	(.4)

Total	$(21.6)	$(20.8)

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

Note 7 – Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(In millions)

Service cost	$1.4	$1.9	$4.1	$5.8
Interest cost	4.4	4.1	13.4	12.9
Expected return on plan assets	(2.9)	(2.9)	(8.8)	(9.0)
Amortization of prior service cost	.1	.1	.4	.4
Amortization of net transition obligations	-	-	.1	.1
Recognized actuarial losses	1.1	1.1	3.2	3.4

Total	$4.1	$4.3	$12.4	$13.6

Contributions – We expect our 2010 contributions for our pension plans to be consistent with the amount disclosed in our 2009 Annual Report.

Note 8 – Other noncurrent liabilities:

	December 31, 2009	September 30, 2010
	(In millions)

Reserve for uncertain tax positions	$9.5	$10.2
Employee benefits	9.2	8.5
Other	3.4	3.3

Total	$22.1	$22.0

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

Please refer to our 2009 Annual Report and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010 for a discussion of certain other legal proceedings to which we are a party.

Note 10 – Financial instruments:

The following table summarizes the valuation of our short-term investments and financial instruments recorded on a fair value basis under ASC Topic 820, Fair Value Measurements and Disclosures as of December 31, 2009 and September 30, 2010:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Currency forward contracts
December 31, 2009	$1.6	$1.6	$-	$-
September 30, 2010	2.1	2.1	-	-

Certain of our sales generated by our operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  The fair value of the currency forward contracts is determined using Level 1 inputs based on the currency spot forward rates quoted by banks or currency dealers.  At September 30, 2010, we had currency forward contracts to exchange:

•
an aggregate euro 5.4 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.47 to kroner 8.52 per euro.  These contracts with DnB Nor Bank ASA mature from October 2010 through December 2010 at a rate of euro 1.8 million per month, subject to early redemption provisions at our option.  At September 30, 2010, the actual exchange rate was kroner 7.97 per euro; and

•
an aggregate $30.9 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 5.92 to kroner 6.60 per U.S. dollar.  These contracts with DnB Nor Bank ASA mature from November 2010 through July 2011 at a rate of $2.3 million to $5.5  million per month.  At September 30, 2010 the actual exchange rate was Kroner 5.95 per U.S. dollar.

The estimated fair value of our currency forward contracts at September 30, 2010 was a $2.1 million net asset, which is included in our Condensed Consolidated Balance Sheet as $2.1 million recognized as part of Prepaid Expenses and Other.  There is also a corresponding $2.1 million currency transaction gain in our Condensed Consolidated Statement of Operations.  We are not currently using hedge accounting for our outstanding currency forward contracts at September 30, 2010, and we did not use hedge accounting for any of such contracts we previously held earlier in 2010 and 2009.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure.

	December 31,		September 30,
	2009		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)

Cash, cash equivalents and restricted cash	$31.1	$31.1	$27.3	$27.3

Long-term debt (excluding capitalized leases):
Fixed rate with market quotes -
6.5% Senior Secured Notes	$574.6	$466.2	$534.8	$505.7
Variable rate bank revolving credit facility	13.0	13.0	-	-

At September 30, 2010, the estimated market price of the 6.5% Senior Secured Notes was approximately euro 943 per euro 1,000 principal amount.  The fair value of our 6.5% Senior Secured Notes is based upon quoted market prices at each balance sheet date; these quoted market prices represent Level 2 inputs because the markets in which the Senior Secured Notes trade are not active.  The fair value of variable interest rate debt is deemed to approximate book value.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Business and results of operations overview

We are one of the leading global producers and marketers of titanium dioxide pigments (“TiO2”), a base industrial product used in a wide range of applications.  TiO2 is used in a diverse range of customer applications and end-use markets, including coatings, plastics, paper, food, cosmetics, inks, textile fibers, rubber, pharmaceuticals, glass, ceramics and other industrial and consumer markets.  For the nine months ended September 30, 2010, approximately three-fourths of our sales volumes were into European markets. Our production facilities are located throughout Europe.

We reported net income of $15.4 million in the third quarter of 2010 as compared to net income of $3.0 million in the third quarter of 2009.  For the first nine months of 2010, we reported net income of $64.7 million, compared to a net loss of $47.2 million in the first nine months of 2009.  Our net income increased in the third quarter and first nine months of 2010 as compared to the same periods of 2009 primarily due to (i) the net effects of higher income from operations in 2010 resulting principally from higher sales and production volumes and higher selling prices in the 2010 periods and (ii) a non-cash deferred income tax benefit of $35.2 million recognized in the first quarter of 2010.

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information.  Statements in this report including, but not limited to, statements found in Item 2 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent our management’s beliefs and assumptions based on currently available information.  In some cases you can identify forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends.  Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct.  Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results.  Actual future results could differ materially from those predicted.  The factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC including, but are not limited to, the following:

•	Future supply and demand for our products;
•	The extent of the dependence of certain of our businesses on certain market sectors;
•	The cyclicality of our businesses;
•
Customer inventory levels (such as the extent to which our customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases);

•	Changes in raw material and other operating costs (such as energy costs);
•	General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2);
•	Competitive products and substitute products;
•	Customer and competitor strategies;
•	Potential consolidation or solvency of our competitors;
•	The impact of pricing and production decisions;
•	Competitive technology positions;
•	Our ability to protect our intellectual property rights in our technology;
•	The introduction of trade barriers;
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, and the Norwegian krone);
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions);
•	Our ability to renew or refinance credit facilities;
•	Our ability to maintain sufficient liquidity;
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters;
•	Our ability to utilize income tax attributes, the benefits of which have been recognized under the more-likely-than-not recognition criteria;
•	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities);
•	Government laws and regulations and possible changes therein;
•	The ultimate resolution of pending litigation; and
•	Possible future litigation.

Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.  We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of changes in information, future events or otherwise

Results of operations

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

The factors having the most impact on our reported operating results are:

•	Our TiO2 selling prices,
•	Our TiO2 sales and production volumes,
•	Currency exchange rates (particularly the exchange rate for the U.S. dollar relative to the euro and the Norwegian krone) and
•	Manufacturing costs, particularly raw materials, maintenance and energy-related expenses.

Our key performance indicators are our TiO2 average selling prices, and our level of TiO2 sales and production volumes.  TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.

Quarter ended September 30, 2009 compared to the
Quarter ended September 30, 2010

	Three months ended September 30,
	2009		2010
	(Dollars in millions)

Net sales	$224.6	100%	$250.4	100%
Cost of sales	184.5	82	192.8	77
Gross margin	40.1	18	57.6	23
Other operating income and expenses, net	27.3	12	26.0	10
Income from operations	$12.8	6%	$31.6	13%

				%
				Change
TiO2 operating statistics:
Sales volumes*	86		89	3%
Production volumes*	86		91	6%

Percent change in net sales:
TiO2 product pricing				17%
TiO2 sales volumes				3
TiO2 product mix				1
Changes in currency exchange rates				(10)

				11%
Total
________________________________

* Thousands of metric tons

Net sales – Net sales increased 11% or $25.8 million compared to the third quarter of 2009 primarily due to a 17% increase in average TiO2 selling prices and a 3% increase in sales volumes, partially offset by the negative impact of currency exchange rates.  We estimate the unfavorable effect of changes in currency exchange rates decreased our net sales by approximately $22 million, or 10%, as compared to the same period in 2009.  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures and changes in the relative level of supply and demand.  We currently expect average selling prices in the fourth quarter of 2010 to be higher than the average selling prices in the third quarter of 2010.

Sales volumes in the third quarter of 2010 increased 3% as compared to the same period in 2009 due to higher demand in the European market resulting from the improvement in current economic conditions.  We expect demand will continue to remain above 2009 levels for the remainder of the year.

Cost of sales - Cost of sales increased $8.3 million or 4% in the third quarter of 2010 compared to 2009 due to the net impact of a 3% increase in sales volumes, a 6% increase in TiO2 production volumes, higher raw material costs of $4.8 million, and an increase in maintenance costs of $8.0 million which is consistent with the increased production volumes. In addition, cost of sales in the third quarter of 2010 was negatively impacted by approximately $3 million as a result of higher production costs in 2010 at our ilmenite mines in Norway.  Cost of sales as a percentage of net sales decreased to 77% in the third quarter of 2010 compared to 82% in the third quarter of 2009 primarily due to the higher selling prices and higher production volumes in the third quarter of 2010.

Income from operations – Income from operations increased by $18.8 million from $12.8 million in the third quarter of 2009 to $31.6 million in the third quarter of 2010.   Income from operations as a percentage of net sales increased to 13% in the third quarter of 2010 from 6% in the same period for 2009.  This increase was driven by the improvement in gross margin, which increased to 23% for the third quarter of 2010 compared to 18% for the third quarter of 2009.  Our gross margin has increased primarily because of higher sales volumes, higher selling prices and lower manufacturing costs per ton resulting from higher production volumes.  However, changes in currency exchange rates have negatively affected our gross margin and income from operations.  We estimate that changes in currency exchange rates decreased income from operations by approximately $2 million in the third quarter of 2010 as compared to the same period in 2009.

Interest expense – Interest expense decreased $1.4 million from $10.3 million in the third quarter of 2009 to $8.9 million in the third quarter of 2010 due to decreased average borrowings under our revolving credit facility, which was fully repaid in the third quarter of 2010.  The interest expense we recognize will vary with fluctuations in the euro exchange rate.

Provision for income taxes (benefit) – Our provision for income taxes was $7.3 million in the third quarter of 2010 compared to an income tax benefit of $0.4 million in the same period last year.  This increase in provision for income taxes was primarily due to improved income from operations in the third quarter of 2010 compared to the third quarter of 2009.

We have substantial net operating loss carryforwards in Germany (the equivalent of $941 million for German corporate purposes and $288 million for German trade tax purposes at December 31, 2009), which amounts exclude the adjustment to such carryforwards recognized in the first quarter of 2010 (See Note 6 to our Condensed Consolidated Financial Statements).  At September 30, 2010, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of such carryforwards, particularly if we were to generate losses in our German operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Nine months ended September 30, 2009 compared to the Nine months ended September 30, 2010

	Nine months ended September 30,
	2009		2010
	(Dollars in millions)

Net sales	$592.9	100%	$735.8	100%
Cost of sales	560.2	94	582.0	79
Gross margin	32.7	6	153.8	21
Other operating expenses, net	72.0	12	81.5	11
Income (loss) from operations	$(39.3)	(6)%	$72.3	10%

				%
TiO2 operating statistics:				Change
Sales volumes*	226		269	19%
Production volumes*	176		263	49%

Percent change in net sales:
TiO2 product pricing				8%
TiO2 sales volumes				19
TiO2 product mix				-
Changes in currency exchange rates				(3)

Total				24%

* Thousands of metric tons

Net sales – Net sales increased 24% or $142.9 million compared to the nine months ended September 30, 2009 primarily due to a 19% increase in sales volumes along with an 8% increase in average TiO2 selling prices, offset partially by the negative impact of currency exchange rates.  We estimate the unfavorable effect of changes in currency exchange rates decreased our net sales by approximately $19 million, or 3%, as compared to the same period in 2009.  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures and changes in the relative level of supply and demand.

Sales volumes in the nine months ended September 30, 2010 increased 19% as compared to the same period in 2009 due to higher demand in the European and export market segments resulting from the improvement in current economic conditions.  We expect demand will continue to remain above 2009 levels for the remainder of the year.

Cost of sales - Cost of sales increased $21.8 million or 4% in the nine months ended September 30, 2010 compared to the same period in 2009 due to the net impact of a 19% increase in sales volumes, a 49% increase in TiO2 production volumes, lower raw material costs of $2.0 million, lower utility costs of $12.6 million and an increase in maintenance costs of $18.1 million. In addition, cost of sales in the first nine months of 2010 was negatively impacted by approximately $11 million as a result of higher production costs in 2010 at our ilmenite mines in Norway.  Cost of sales as a percentage of net sales decreased to 79% in the first nine months of 2010 compared to 94% in the same period 2009 primarily due to higher selling prices in 2010 and the significantly higher production volumes in 2010, as we implemented temporary plant curtailments during the first half of 2009 in order to reduce our finished goods inventories to an appropriate level.  Such temporary plant curtailments resulted in approximately $70 million of unabsorbed fixed production costs which were charged directly to cost of sales in the first six months of 2009.

Income (loss) from operations – Income (loss) from operations increased by $111.6 million from an operating loss of $39.3 million in the first nine months of 2009 to operating income of $72.3 million in the first nine months of 2010.  Income (loss) from operations as a percentage of net sales increased to 10% in the first nine months of 2010 from (6)% in the same period for 2009.  This increase is driven by the improvement in gross margin, which increased to 21% for the first nine months of 2010 compared to 6% for the first nine months of 2009.  Our gross margin has increased primarily because of higher sales volumes, higher selling prices and lower manufacturing costs per ton resulting from higher production volumes.  However, changes in currency exchange rates have negatively affected our gross margin and income (loss) from operations.  We estimate that changes in currency exchange rates decreased income (loss) from operations by approximately $8 million in the first nine months of 2010 as compared to the same period in 2009.

Interest expense – Interest expense decreased $1.1 million from $29.6 million for the first nine months of 2009 to $28.5 million for the first nine months of 2010 due to decreased average borrowings under our revolving credit facility which offset the effect of higher interest rates on our credit facility.  The interest expense we recognize will vary with fluctuations in the euro exchange rate.

Income tax benefit – Our income tax benefit was $20.8 million in the first nine months of 2010 compared to an income tax benefit of $21.6 million in the same period last year.  Our income tax benefit in 2010 includes a $35.2 million income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards.  See Note 6 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense (benefit) to our actual income tax benefit.

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

Impact of changes in currency exchange rates Three months ended September 30, 2010 vs September 30, 2009
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate changes	Total currency impact 2009 vs 2010
	2009	2010	Change
	(in millions)
Impact on:
Net sales	$-	$-	$-	$(22)	$(22)
Income from operations	2	3	1	(3)	(2)

Impact of changes in currency exchange rates Nine months ended September 30, 2010 vs September 30, 2009
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate changes	Total currency impact 2009 vs 2010
	2009	2010	Change
	(in millions)
Impact on:
Net sales	$-	$-	$-	$(19)	$(19)
Income (loss) from operations	7	4	(3)	(5)	(8)

Outlook

During 2009 and to-date in 2010, we have announced various TiO2 price increases, a portion of which were implemented during the second half of 2009 and the first nine months of 2010, with portions of the remainder expected to be implemented during the fourth quarter of 2010 and into 2011.  Our average TiO2 selling prices were 8% higher in the first nine months of 2010 as compared to the first nine months of 2009, and our average selling prices at the end of the first nine months of 2010 were 18% higher as compared to the end of 2009.  Based on an expected continuation of strong demand levels, we anticipate our average selling prices will continue to increase during the remainder of 2010 as well as into 2011.

We implemented production curtailments in the first half of 2009 in order to reduce our inventory levels and improve our liquidity.  Overall industry pigment demand has been and is expected to continue to be higher in 2010 as compared to 2009 as a result of improving worldwide economic conditions.  While we operated our facilities at approximately 51% of capacity during the first half of 2009, we increased our capacity utilization to approximately 92% during the second half of 2009.  We operated our plants at near full capacity utilization during the first nine months of 2010 and we currently expect to continue to operate our facilities at near full capacity levels during the remainder of 2010.  Our expected capacity utilization levels could be adjusted upwards or downwards to match changes in demand for our products.  We also expect relative increases in our raw material, energy and freight costs during the remainder of 2010 and a portion of any future price increases would compensate for such increases in our operating costs.

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

Our cash provided by operating activities was $27.0 million in the first nine months of 2010, compared to cash provided of $58.0 million in the first nine months of 2009.  This $31.0 million decrease was primarily due to the net effects of the following:

•	Higher income from operations in 2010 of $111.6 million; and
•	Higher net cash used from relative changes in our inventories, receivables, payables and accruals of $141.6 million in the first nine months of 2010 as compared to the first nine months of 2009.

Changes in working capital were affected by accounts receivable and inventory changes.  As shown below:

•	Our average days sales outstanding ("DSO") increased from December 31, 2009 to September 30, 2010 due to the timing of collections on receivable balances; and
•	Our average days sales in inveotyr ("DSI") decreased from December 31, 2009 to September 30, 2010.

                For comparative purposes, we have also provided comparable prior year numbers below:

	December 31,	September 30,	December 31,	September 30,
	2008	2009	2009	2010

DSO	68 days	65 days	55 days	64 days
DSI	123 days	44 days	46 days	42 days

Investing activities

Our capital expenditures of $15.1 million and $19.2 million in the nine months ended September 30, 2009 and 2010, respectively, were primarily for improvements and upgrades to existing facilities.

Financing activities

During the nine months ended September 30, 2010, we had net payments of euro 9.0 million ($8.5 million when borrowed/repaid) under our revolving credit facility.

Outstanding debt obligations

At September 30, 2010, our consolidated debt was comprised of:

•	euro 400 million principal amount of our 6.5% Senior Secured Notes ($534.8 million) due in 2013; and
•	Approximately $7.2 million of other indebtedness.

    Our revolving credit facility currently matures in May 2011.  We have commenced discussions with the lenders in such facility regarding an extension of the facility, and we expect to have a new agreement of extension in place prior to such maturity date.

Our revolving credit facility requires us to maintain minimum levels of equity, requires the maintenance of certain financial ratios, limits dividends and additional indebtedness and contains other provisions and restrictive covenants customary in lending transactions of this type.  We are in compliance with all of our debt covenants at September 30, 2010.  See Note 5 to our Condensed Consolidated Financial Statements.  We believe we will be able to comply with the financial covenants contained in our credit facility through the maturity of the facility; however if future operating results differ materially from our expectations we may be unable to maintain compliance.

Our assets consist primarily of investments in operating subsidiaries, and our ability to service parent level obligations, including the Senior Secured Notes, depends in large part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligations or otherwise.  None of our subsidiaries have guaranteed the Senior Secured Notes, although we have pledged 65% of the common stock or other ownership interests of certain of our first-tier operating subsidiaries as collateral of the Senior Secured Notes.  The terms of the indenture governing the 6.5% Senior Secured Notes limits our ability to pay dividends and make other restricted payments.  At September 30, 2010, the maximum amount of dividends and other restricted payments that we could make (the “Restricted Payment Basket”) was $22.5 million.  For several quarters prior to September 30, 2010, the indenture prohibited us from utilizing the Restricted Payment Basket because we had not met a specified financial ratio contained in this indenture; upon satisfying this financial ratio as of September 30, 2010 this prohibition ceased to be applicable.

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

At September 30, 2010, unused credit available under our existing revolving credit facility was approximately $107.2 million.  At September 30, 2010, we could borrow all such amount without violating any covenants in this facility.  In May 2010 we satisfied certain specified financial covenants in our revolving credit facility, and as a result the maximum borrowing availability under such facility returned to the full euro 80 million facility size at that time.  The amount of unused credit availability under our European credit facility indicated above reflects the full euro 80 million facility size.  See Note 5 to our Condensed Consolidated Financial Statements.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our future obligations including operations, capital expenditures and debt service for the next 12-months.

Capital expenditures

We currently estimate we will invest approximately $40 million in capital expenditures for major improvements and upgrades to our existing facilities during 2010, including the $19.2 million we have spent through September 30, 2010.  Compared to 2009, we have increased our planned capital expenditures in 2010 as we had significantly lowered our capital expenditures in 2009 in response to the economic conditions and as part of our efforts to improve our liquidity.

Off-balance sheet financing

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2009 Annual Report.

Commitments and contingencies

See Notes 6 and 9 to the Condensed Consolidated Financial Statements for a description of certain income tax examinations currently underway and legal proceedings.

Recent accounting pronouncements

There have been no recent accounting pronouncements expected to have a material impact on our Condensed Consolidated Financial Statements for the period ended September 30, 2010.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Annual Report.  There have been no changes in our critical accounting policies during the first nine months of 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices.  For a discussion of such market risk items, refer to Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2009 Annual Report.  There have been no material changes in these market risks during the first nine months of 2010.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a–15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Steven L. Watson, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2010.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of September 30, 2010.

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

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.                  Legal Proceedings

For a discussion of certain legal proceedings, refer to Note 9 of the Condensed Consolidated Financial Statements, to our 2009 Annual Report and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

Item 1A.                      Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2009 Annual report.  There have been no material changes to such risk factors during the nine months ended September 30, 2010.

Item 6.                  Exhibits

3.1 -
Amended and Restated Bylaws of Kronos International, Inc. as of October 4, 2010 – incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 4, 2010.

31.1 -	Certification

31.2 -	Certification

32.1 -	Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                KRONOS INTERNATIONAL, INC.
                 (Registrant)

Date October 22, 2010	/s/ Gregory M. Swalwell_______
Gregory M. Swalwell
Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

Date October 22, 2010	/s/ Tim C. Hafer ______
Tim C. Hafer
Vice President and Controller (Principal Accounting Officer)