Form 10-K
period 2010-12-31
KRONOS INTERNATIONAL INC
filed 2011-03-07
CIK 1176236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934:
For the fiscal year ended December 31, 2010
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

As of February 28, 2011, 2,968 shares of the Registrant's common stock were outstanding.

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

Documents incorporated by reference

None.

Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information.  In some cases, you can identify forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct.  Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted.  The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the SEC include, but are not limited to, the following:

•	Future supply and demand for our products
•	The extent of the dependence of certain of our businesses on certain market sectors
•	The cyclicality of our businesses
•	Customer inventory levels
•	Changes in raw material and other operating costs (such as energy and ore costs)
•	Changes in the availability of raw material (such as ore)
•	General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2)
•	Competitive products and substitute products
•	Customer and competitor strategies
•	Potential consolidation of our competitors
•	The impact of pricing and production decisions
•	Competitive technology positions
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts
•	The introduction of trade barriers
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro and the Norwegian krone)
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions)
•	The timing and amounts of insurance recoveries
•	Our ability to renew or refinance credit facilities
•	Our ability to maintain sufficient liquidity
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters
•	Our ability to utilize income tax attributes, the benefits of which have been recognized under the more-likely-than-not recognition criteria
•	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities)
•	Government laws and regulations and possible changes therein
•	The ultimate resolution of pending litigation
•	Possible future litigation

Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.  We disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of changes in information, future events or otherwise.

PART I

ITEM 1.                      BUSINESS

General

Kronos International, Inc., a Delaware corporation, is a leading global producer and marketer of value-added titanium dioxide pigments ("TiO2"), a base industrial product used in a wide range of applications.  We, along with our distributors and agents, sell and provide technical services for our products to over 3,000 customers in approximately 100 countries with the majority of sales in Europe.  We believe we have developed considerable expertise and efficiency in the manufacture, sale, shipment and service of our products in international markets.

TiO2 is a white inorganic pigment used in a wide range of products for its exceptional ability to impart whiteness, brightness, opacity and durability.  TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, food and cosmetics. TiO2 is widely considered to be superior to alternative white pigments in large part due to its hiding power (or opacity), which is the ability to cover or mask other materials effectively and efficiently.  TiO2 is designed, marketed and sold based on specific end-use applications.

TiO2 is the largest commercially used whitening pigment because it has a high refractive rating giving it more hiding power than any other commercially produced white pigment.  In addition, TiO2 has excellent resistance to interaction with other chemicals, good thermal stability and resistance to ultraviolet degradation.  Although there are other white pigments on the market, we believe there are no effective substitutes for TiO2 because no other white pigment has the physical properties for achieving comparable opacity and brightness or can be incorporated in as cost-effective a manner.  Pigment extenders such as kaolin clays, calcium carbonate and polymeric opacifiers are used in a number of end-use markets as white pigments.  However, these products are not able to duplicate the opacity performance characteristics of TiO2 and we believe these products are unlikely to have a significant impact on the use of TiO2.

 TiO2 is considered a “quality-of-life” product. Demand for TiO2 has generally been driven by worldwide gross domestic product and has generally increased with rising standards of living in various regions of the world.  According to industry estimates, TiO2 consumption, excluding China, has grown at a compound annual growth rate of approximately 2.6% since 1990.  Per capita consumption of TiO2 in the United States and Western Europe far exceeds that in other areas of the world, and these regions are expected to continue to be the largest consumers of TiO2.  We believe that North America and Western Europe account for approximately 24% and 33% of global TiO2 consumption, respectively.  Markets for TiO2 are increasing in South America, Eastern Europe, the Far East and China and we believe they will become significant as economies in these regions continue to develop and quality-of-life products, including TiO2, experience greater demand.

In recent years, global production capacity for TiO2 has modestly increased due primarily to debottlenecking existing chloride production facilities.  However, during 2008 and 2009 several TiO2 manufacturers have permanently reduced capacity at high operating cost facilities in Europe, North America and China, in part in connection with environmental-related issues.  Decreased capacity, along with the decline in customer inventories which occurred in the first half of 2009, led to industry-wide tightness in TiO2 inventories.  As a result of these factors, TiO2 selling prices began to increase in the second half of 2009, and continued to increase during 2010.  Further increases in TiO2 selling prices are expected to be implemented in 2011.  We believe the decreased capacity, higher demand and improved pricing should result in improved operating rates and product margins for TiO2 producers.

We are registered in the Commercial Register of the Federal Republic of Germany.  We are a wholly-owned subsidiary of Kronos Worldwide, Inc. (NYSE: KRO; “Kronos”).  At December 31, 2010, (i) Valhi, Inc. (NYSE: VHI) held approximately 50% of Kronos’ common stock and NL Industries, Inc. (NYSE: NL) held approximately 30% of Kronos’ common stock, (ii) Valhi held approximately 83% of NL’s outstanding common stock and (iii) Subsidiaries of Contran Corporation held approximately 94% of Valhi’s outstanding common stock.  Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain descendants of Harold C. Simmons (of which Mr. Simmons is trustee), or is held by persons or other entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control all of these companies.

In November, 2010, Kronos completed a secondary public offering of 8.97 million shares of Kronos common stock.  Upon completion of the offering, the Valhi consolidated aggregate ownership of Kronos was reduced from 95.2% (59.2% held by Valhi directly and 36.0% held by NL directly) to 80.4% (50.0% held by Valhi directly and 30.4% held by NL directly).  We did not receive any of the net proceeds from such offering.

Products and End-Use Markets

We, including our predecessors, have produced and marketed TiO2 in Europe, our primary market, for over 80 years.  We estimate our current market share at 22%.  We believe we are the largest producer of TiO2 in Europe with over three-fourths of our sales volumes attributable to markets in Europe.

We believe we are the leading seller of TiO2 in several countries, including Germany, with an estimated 9% share of worldwide TiO2 sales volume in 2010.

We offer our customers a broad portfolio of products that include over 40 different TiO2 pigment grades under the Kronos® trademark which provide a variety of performance properties to meet customers’ specific requirements.  Our major customers include domestic and international paint, plastics and paper manufacturers.  We ship TiO2 to our customers in either a powder or slurry form via rail, truck or ocean carrier.  Sales of our core TiO2 pigments represented over 86% of our net sales in 2010.  We and our agents and distributors primarily sell and provide technical services for our products in three major end-use markets:  coatings, plastics and paper.  The following tables show our approximate sales volume by geographic region and end use for the year ending December 31, 2010:

Sales Volumes Percentages by Geographic Region		Sales Volumes Percentages by End Use

Europe	80%	Coatings	50%
North America	1%	Plastics	32%
Asia Pacific	14%	Paper	16%
Rest of World	5%	Other	2%

Some of the principal applications for our products include the following:

TiO2 for Coatings.  Our TiO2 is used to provide opacity, durability, tinting strength and brightness in industrial coatings, as well as coatings for home interiors and exteriors, automobiles, aircraft, machines, appliances, traffic paint and other special purpose coatings.  The amount of TiO2 used in coatings varies widely depending on the opacity, color and quality desired.  Generally, the higher the opacity requirement of the coating, the greater the TiO2 content.

TiO2 for Plastics.  We produce TiO2 pigments that improve the optical and physical properties in plastics, including whiteness and opacity.  TiO2 is used to provide opacity in items such as containers and packaging materials, and vinyl products such as windows, door profiles and siding.  TiO2 also generally provides hiding power, neutral undertone, brightness and surface durability for housewares, appliances, toys, computer cases and food packages.  TiO2’s high brightness along with its opacity, is used in some engineering plastics to help mask their undesirable natural color.  TiO2 is also used in masterbatch, which is a concentrate of TiO2 and other additives and is one of the largest uses for TiO2 in the plastics end-use market.  In masterbatch, the TiO2 is dispersed at high concentrations into a plastic resin and is then used by manufacturers of plastic containers, bottles and packaging and agricultural films.

TiO2 for Paper.  Our TiO2 is used in the production of several types of paper, including laminate (decorative) paper, filled paper and coated paper, to provide whiteness, brightness, opacity and color stability.  Although we sell our TiO2 to all segments of the paper end-use market, our primary focus is on the TiO2 grades used in paper laminates, where several layers of paper are laminated together using melamine resin under high temperature and pressure.  The top layer of paper contains TiO2 and is the layer that is printed with decorative patterns.  Paper laminates are used to replace materials such as wood and tile for such applications as counter tops, furniture and wallboard.  TiO2 is beneficial in these applications because it assists in preventing the material from fading or changing color after prolonged exposure to sunlight and other weathering agents.

TiO2 for Other Applications.  We produce TiO2 to improve the opacity and hiding power of printing inks.  TiO2 allows inks to achieve very high print quality while not interfering with the technical requirements of printing machinery, including low abrasion, high printing speed and high temperatures.  Our TiO2 is also used in textile applications where TiO2 functions as an opacifying and delustering agent.  In man-made fibers such as rayon and polyester, TiO2 corrects an otherwise undesirable glossy and translucent appearance.  Without the presence of TiO2, these materials would be unsuitable for use in many textile applications.

We produce high purity sulfate process anatase TiO2 used to provide opacity, whiteness and brightness in a variety of cosmetic and personal care products, such as skin cream, lipstick, eye shadow and toothpaste.  Our TiO2 is also found in food products, such as candy and confectionaries, and in pet foods where it is used to obtain uniformity of color and appearance.  In pharmaceuticals, our TiO2 is used commonly as a colorant in pill and capsule coatings as well as in liquid medicines to provide uniformity of color and appearance.  Kronos® purified anatase grades meet the applicable requirements of the CTFA (Cosmetics, Toiletries and Fragrances Association), USP and BP (United States Pharmacopoeia and British Pharmacopoeia) and the FDA (United States Food and Drug Administration).

Our TiO2 business is enhanced by the following three complementary businesses, which comprised approximately 14% of our net sales in 2010:

•
We own and operate two ilmenite mines in Norway pursuant to a governmental concession with an unlimited term.  We commenced production from our second mine in 2009.  Ilmenite is a raw material used directly as a feedstock by some sulfate-process TiO2 plants.  We believe we have a significant competitive advantage because our mines supply our feedstock requirements for all of our European sulfate-process plants.  We also sell ilmenite ore to third-parties, some of whom are our competitors.  The mines have estimated ilmenite reserves that are expected to last at least 60 years.

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

•
We manufacture and sell titanium oxychloride and titanyl sulfate, which are side-stream specialty products from the production of TiO2.  Titanium oxychloride is used in specialty applications in the formulation of pearlescent pigments, production of electroceramic capacitors for cell phones and other electronic devices.  Titanyl sulfate productions are used in pearlescent pigments, natural gas pipe and other specialty applications.

Manufacturing, Operations and Properties

We produce TiO2 in two crystalline forms: rutile and anatase.  Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process.  Many end-use applications can use either form, especially during periods of TiO2 supply tightness such as we are currently experiencing.   The chloride process is the preferred form for use in coatings and plastics, the two largest end-use markets.  Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments and, in 2010, chloride process production facilities represented approximately 60% of industry capacity.  The sulfate process represents a much smaller percentage of annual global TiO2 production and is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food and cosmetics.  Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).

•
Chloride Process.  The chloride process is a continuous process in which chlorine is used to extract rutile TiO2.  The chloride process typically has lower manufacturing costs than the sulfate process due to higher yield, less waste, lower energy requirements and lower labor costs.  This process has also gained market share over the sulfate process because of the relatively lower upfront capital investment in plant and equipment required.  The chloride process produces less waste than the sulfate process because much of the chlorine is recycled and feedstock bearing higher titanium content is used.  The chloride process produces an intermediate base pigment with a wide range of properties.

•
Sulfate Process.  The Sulfate process is a batch process in which sulfuric acid is used to extract the TiO2 from ilmenite or titanium slag.  After separation from the impurities in the ore (mainly iron) the TiO2 is precipitated and calcined to form an intermediate base pigment ready for sale or can be upgraded through finishing treatment.

We produced 349,000 metric tons of TiO2 in 2010, up from the 257,000 metric tons we produced in 2009.  Our average production capacity utilization rates were near full capacity in 2008 and 2010 and approximately 71% in 2009.  In late 2008, and as a result of the sharp decline in global demand, we experienced a build up in our inventory levels.  In order to decrease our inventory levels and improve our liquidity, we implemented production curtailments during the first half of 2009.  Consequently, our average production capacity utilization rates were approximately 51% during the first half of 2009 as compared to 92% during the second half of 2009.

We operate four TiO2 plants in Europe (one in each of Leverkusen, Germany; Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway).  We operate two ilmenite mines in Hauge i Dalane, Norway pursuant to a governmental concession.

Our production capacity in 2010 was 362,000 metric tons, approximately two-thirds of which was from the chloride production process.  The following table presents the division of our 2010 manufacturing capacity by plant location and type of manufacturing process:

		% of Capacity by TiO2 Manufacturing Process
Facility	Description	Chloride	Sulfate

Leverkusen, Germany (1)	TiO2 production, chloride and sulfate process, co-products	67%	30%

Nordenham, Germany	TiO2 production, sulfate process, co-products	-	47

Langerbrugge, Belgium	TiO2 production, chloride process, co-products, titanium chemicals products	33	-

Fredrikstad, Norway (2)	TiO2 production, sulfate process, co-products	-	23

Total		100%	100%

(1)
The Leverkusen facility is located within an extensive manufacturing complex owned by Bayer AG.  We own the Leverkusen facility, which represents about one-half of our current TiO2 production capacity, but we lease the land under the facility from Bayer under a long term agreement which expires in 2050.  Lease payments are periodically negotiated with Bayer for periods of at least two years at a time.  Bayer or its affiliates provides some raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility under separate supplies and services agreements.

(2)	The Fredrikstad plant is located on public land and is leased until April 2013 with an option to extend the lease for an additional 50 years.

We own the land underlying all of our principle production facilities unless otherwise indicated in the table above.

Our production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures.  We believe that our annual attainable production capacity for 2011 is approximately 362,000 metric tons and we currently expect we will operate at near full production capacity for the year.

We also operate two ilmenite mines in Norway pursuant to a governmental concession with an unlimited term.  Our principal place of business is in Leverkusen, Germany.

We have various corporate and administrative offices located in Germany, Norway, and Belgium and various sales offices located in Belgium, France, the Netherlands and the U.K.

Raw Materials

The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (natural rutile ore or purchased slag), chlorine and coke.  Chlorine is available from a number of suppliers, while petroleum coke is available from a limited number of suppliers.  Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Canada, India and the United States.  We purchase chloride process grade slag from Rio Tinto Iron and Titanium under a long-term supply contract that expires at the end of 2011 and from Exxaro TSA Sands (PTY) LTD under a supply contract that expires in December 2013.  We purchase upgraded slag from Q.I.T. Fer et Titane Inc. (a subsidiary of Rio Tinto Iron and Titanium) under a long-term supply contract that expires at the end of 2015.  We purchase natural rutile ore primarily from Iluka Resources, Limited under contracts that expire at the end of 2011.  In the past we have been, and we expect in the future, we will continue to be, successful in obtaining long-term extensions to these and other existing supply contracts prior to their expiration.  We expect the raw materials purchased under these contracts to meet our chloride process feedstock requirements over the next several years.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag and sulfuric acid.  Sulfuric acid is available from a number of suppliers.  Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa.  As one of the few vertically-integrated producers of sulfate process TiO2, we operate two rock ilmenite mines in Norway, which provided all of the feedstock for our sulfate process TiO2 plants in 2010.  We expect ilmenite production from our mines to meet our sulfate process feedstock requirements for the foreseeable future.

Many of our raw material contracts contain fixed quantities we are required to purchase, although these contracts allow for an upward or downward adjustment in the quantity purchased.  The pricing under these agreements is generally negotiated annually.

The following table summarizes our raw materials purchased or mined in 2010.

Production Process/Raw Material	Raw Materials Procured or Mined
(In thousands of metric tons)

Chloride process plants:
Purchased slag or natural rutile ore	256

Sulfate process plants:
Ilmenite ore mined and used internally	328

Kronos U.S. (“KUS”), an affiliate and subsidiary of our parent company, has long-term supply contracts that provide for certain of its affiliates’, including us, TiO2 feedstock requirements.   KUS purchases the rutile and slag feedstock used as a raw material in all of our chloride process TiO2 facilities.  We purchase such feedstock from KUS for use in our facilities for an amount equal to the amount paid by KUS to the third-party supplier plus an administrative fee.  See Note 11 to our Consolidated Financial Statements.

Sales and Marketing

Our marketing strategy is aimed at developing and maintaining strong customer relationships with new and existing accounts.  Because TiO2 represents a significant raw material cost for our customers, the purchasing decisions are often made by our customers’ senior management.  We work to maintain close relationships with the key decision makers, through in-depth frequent in-person meetings.  We endeavor to extend these commercial and technical relationships to multiple levels within our customers’ organization using our direct sales force and technical service group to accomplish this objective.  We believe this has helped build customer loyalty to Kronos and strengthen our competitive position.  Close cooperation and strong customer relationships enable us to stay closely attuned to trends in our customers’ businesses.  Where appropriate, we work in conjunction with our customers to solve formulation or application problems by modifying specific product properties or developing new pigment grades.  We also focus our sales and marketing efforts on those geographic and end-use market segments where we believe we can realize higher selling prices.  This focus includes continuously reviewing and optimizing our customer and product portfolios.

Our marketing strategy is also aimed at working directly with customers to monitor the success of our products in their end-use applications, evaluate the need for improvements in product and process technology and identify opportunities to develop new product solutions for our customers.  Our marketing staff closely coordinates with our sales force and technical specialists to ensure that the needs of our customers are met, and to help develop and commercialize new grades where appropriate.

We sell a majority of our products through our direct sales force operating from six sales offices in Europe.  We also utilize sales agents and distributors who are authorized to sell our products in specific geographic areas.  Our sales efforts are conducted primarily through our direct sales force and our sales agents.  Our agents do not sell any TiO2 products other than Kronos® brand products.  In addition to our direct sales force and sales agents, many of our sales agents also act as distributors to service our smaller customers.  We offer the same high level of customer and technical service to the customers who purchase our products through distributors as we offer to our larger customers serviced by our direct sales force.

We sell to a diverse customer base and no single customer made up more than 10% of our sales for 2010.  Our largest ten customers accounted for approximately 21% of sales in 2010.

Neither our business as a whole nor that of any of our principal product groups is seasonal to any significant extent.  However, TiO2 sales are generally higher in the second and third quarters of the year, due in part to the increase in paint production in the spring to meet demand during the spring and summer painting seasons.  We have historically operated our production facilities at near full capacity rates throughout the entire year, which among other things helps to minimize our per-unit production costs.  As a result, we normally will build inventories during the first and fourth quarters of each year, in order to maximize our product availability during the higher demand periods normally experienced in the second and third quarters.

Competition

The TiO2 industry is highly competitive.  We compete primarily on the basis of price, product quality, technical service and the availability of high performance pigment grades.  Since TiO2 is not a traded commodity, its pricing is largely a product of negotiation between suppliers and their respective customers.  Although certain TiO2 grades are considered specialty pigments, the majority of our grades and substantially all of our production are considered commodity pigments with price and availability being the most significant competitive factors along with quality and customer service.  During 2010, we had an estimated 9% share of worldwide TiO2 sales volume, and based on sales volumes, we believe we are the leading seller of TiO2 in several countries, including Germany.

Our principal competitors are E.I. du Pont de Nemours & Co., or Dupont; Millennium Inorganic Chemicals, Inc. (a subsidiary of National Titanium Dioxide Company Ltd.), or Cristal; Huntsman Corporation; Tronox Incorporated; and Sachtleben Chemie GmbH.  The top five TiO2 producers account for approximately 63% of the world’s production capacity.  The following chart shows our estimate of worldwide production capacity in 2010:

Worldwide Production Capacity - 2010
DuPont	23%
Cristal	14%
Kronos Worldwide*	10%
Huntsman	9%
Tronox	7%
Other	37%

* Our production capacity represents approximately 68% of Kronos Worldwide’s production capacity.

Tronox filed for Chapter 11 bankruptcy protection in January 2009, and has continued to operate as a debtor-in-possession until February 2011, at which time it emerged from Chapter 11.  It remains unclear how and to what extent Tronox will compete in the TiO2 industry at the conclusion of Tronox’s bankruptcy proceedings.

Over the past ten years, we and our competitors have increased industry capacity through debottlenecking projects, which in part compensated for the shut down of TiO2 plants in France, the United States and China.  Although overall industry pigment demand is expected to be higher in 2011 as compared to 2010 as a result of improving worldwide economic conditions, we do not expect any significant efforts will be undertaken by us or our competitors to further increase capacity for the foreseeable future, other than through debottlenecking projects.  If actual developments differ from our expectations, ours and the TiO2 industry’s performance could be unfavorably affected.

The TiO2 industry is characterized by high barriers to entry consisting of high capital costs, proprietary technology and significant lead times (typically three to five years in our experience) required to construct new facilities or expand existing capacity.  In addition, we believe the suppliers of titanium-containing feedstock do not currently have the ability to supply the raw materials that would be required to operate any such new TiO2 production capacity until they have invested in additional infrastructure required to expand their own production capacity, which we believe will take a few years to complete.

We are not aware of any TiO2 plants currently under construction and we believe it is unlikely any new plants will be constructed in Europe or North America in the foreseeable future.

Research and Development

We employ scientists, chemists, process engineers and technicians who are engaged in research and development, process technology and quality assurance activities in Leverkusen, Germany.  These individuals have the responsibility for improving chloride and sulfate production processes, improving product quality and strengthening our competitive position by developing new applications.  Our expenditures for these activities were approximately $12 million in each of 2008 and 2009 and $13 million in 2010.  We expect to spend $18 million to $20 million on research and development in 2011.

We continually seek to improve the quality of our grades and have been successful at developing new grades for existing and new applications to meet the needs of our customers and increase product life cycles.  Since 2005, we have added four new grades for plastics and coatings.

Patents, Trademarks, Trade Secrets and Other Intellectual Property Rights

We have a comprehensive intellectual property protection strategy that includes obtaining, maintaining and enforcing our patents, primarily in the United States, Canada and Europe.  We also protect our trademark and trade secret rights and have entered into license agreements with third parties concerning various intellectual property matters.  We have also from time to time been involved in disputes over intellectual property.

Patents. We have obtained patents and have numerous patent applications pending that cover our products and the technology used in the manufacture of our products.  Our patent strategy is important to us and our continuing business activities.  In addition to maintaining our patent portfolio, we seek patent protection for our technical developments, principally in the United States, Canada and Europe.  U.S. Patents are generally in effect for 20 years from the date of filing.  Our U.S. patent portfolio includes patents having remaining terms ranging from one year to 20 years.

Trademarks and Trade Secrets.  Our trademarks, including Kronos®, are covered by issued and or pending registrations, including in Canada and the United States.  We protect the marks that we use in connection with the products we manufacture and sell and have developed goodwill in connection with our long-term use of our trademarks.  We conduct research activities in secret and we protect the confidentiality of our trade secrets through reasonable measures, including confidentiality agreements and security procedures.  We rely upon unpatented proprietary knowledge and continuing technological innovation and other trade secrets to develop and maintain our competitive position.  Our proprietary chloride production process is an important part of our technology and our business could be harmed if we fail to maintain confidentiality of our trade secrets used in this technology.

Employees

As of December 31, 2010, we employed approximately 2,000 persons.  Hourly employees in our production facilities are represented by a variety of labor unions, with labor agreements having various expiration dates.  Our union employees are covered by master collective bargaining agreements in the chemicals industry that are generally renewed annually.  We believe our labor relations are good.

Regulatory and Environmental Matters

Our operations and properties are governed by various environmental laws and regulations, which are complex, change frequently and have tended to become stricter over time.  These environmental laws govern, among other things, the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the ground, air or water; and the health and safety of our employees.  Certain of our operations are, or have been, engaged in the generation, storage, handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations.  As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage.  We have implemented and continue to implement various policies and programs in an effort to minimize these risks.  Our policy is to comply with applicable environmental laws and regulations at all our facilities and to strive to improve our environmental performance.  It is possible that future developments, such as stricter requirements in environmental laws and enforcement policies, could adversely affect our operations, including production, handling, use, storage, transportation, sale or disposal of hazardous or toxic substances or require us to make capital and other expenditures to comply, and could adversely affect  our consolidated financial position and results of operations or liquidity.

While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory framework is provided by the European Union, or the EU.  Germany and Belgium are members of the EU and follow its initiatives.  Norway is not a member but generally patterns its environmental regulatory actions after the EU.

At our sulfate plant facilities in Germany, we recycle spent sulfuric acid either through contracts with third parties or at our own facilities.  In addition, at our German locations we have a contract with a third-party to treat certain sulfate-process effluents.  At our Norwegian plant, we ship spent acid to a third party location where it is used as a neutralization agent.  These contracts may be terminated by either party after giving three or four years advance notice, depending on the contract.

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

In December 2006, the EU approved Registration, Evaluation and Authorization of Chemicals, or REACH, which took effect on June 1, 2007 and will be phased in over an 11-year period from the implementation date.  Under REACH, companies that manufacture or import more than one ton of a chemical substance per year in the EU will be required to register such chemical substances in a central data base.  REACH affects our European operations by imposing a testing, evaluation and registration program for many of the chemicals we use or produce in Europe.  Under REACH, substances of very high concern may require authorization for further use and may also be restricted in the future, which could increase our production costs.  We have established a REACH team that is working to identify and list all substances purchased, manufactured or imported by or for us in the EU.  We spent $.5 million in 2008, $.7 million in 2009 and $2.6 million in 2010 on REACH compliance and we do not anticipate that future compliance costs will be material to us.

Our capital expenditures related to ongoing environmental compliance, protection and improvement programs in 2010 were approximately $16 million and are currently expected to be approximately $17 million in 2011.

Website and other available information

Our fiscal year ends December 31.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available on our website at www.kronosww.com.  These reports are available on the website, without charge, as soon as is reasonably practicable after we file or furnish them electronically with the Securities and Exchange Commission (“SEC”).  Additional information regarding us, as well as the Audit Committee charter, Code of Business Conduct and Ethics and Corporate Governance Guidelines of Kronos, can also be found at this website.  Information contained on our website is not part of this report.  We will also provide free copies of such documents upon written request.  Such requests should be directed to the Corporate Secretary at our address on the cover page of this Form 10-K.

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

Demand for, and prices of, certain of our products are influenced by changing market conditions for our products, which may result in reduced earnings or operating losses.

Approximately 86% of our revenues are attributable to sales of TiO2.  Pricing within the global TiO2 industry over the long term is cyclical and changes in economic conditions, especially in Western industrialized nations, can significantly impact our earnings and operating cash flows.  Historically, the markets for many of our products have experienced alternating periods of increasing and decreasing demand.  Relative changes in the selling prices for our products are one of the main factors that affect the level of our profitability.  In periods of increasing demand, our selling prices and profit margins generally will tend to increase, while in periods of decreasing demand our selling prices and profit margins generally tend to decrease.  In addition, pricing may affect customer inventory levels as customers may from time to time accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases.  Our ability to further increase capacity without additional investment in greenfield or brownfield capacity increases may be limited and as a result, our profitability may become even more dependent upon the selling prices of our products.

The demand for TiO2 during a given year is also subject to annual seasonal fluctuations.  TiO2 sales are generally higher in the second and third quarters of the year.  This is due in part to the increase in paint production in the spring to meet demand during the spring and summer painting season.

The TiO2 industry is concentrated and highly competitive and we face price pressures in the markets in which we operate, which may result in reduced earnings or operating losses.

The global market in which we operate our business is concentrated with the top five TiO2 producers accounting for 63% of the world’s production capacity and is highly competitive.  Competition is based on a number of factors, such as price, product quality and service.  Some of our competitors may be able to drive down prices for our products because their costs are lower than our costs.  In addition, some of our competitors’ financial, technological and other resources may be greater than our resources and such competitors may be better able to withstand changes in market conditions.  Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.  Further, consolidation of our competitors or customers may result in reduced demand for our products or make it more difficult for us to compete with our competitors.  The occurrence of any of these events could result in reduced earnings or operating losses.

Higher costs or limited availability of our raw materials may reduce our earnings and decrease our liquidity.  In addition, many of our raw material contracts contain fixed quantities we are required to purchase.

The number of sources for and availability of certain raw materials is specific to the particular geographical region in which a facility is located.  For example, titanium-containing feedstocks suitable for use in our TiO2 facilities are available from a limited number of suppliers around the world.  Political and economic instability in the countries from which we purchase our raw material supplies could adversely affect their availability.  If our worldwide vendors were unable to meet their contractual obligations and we were unable to obtain necessary raw materials, we could incur higher costs for raw materials or may be required to reduce production levels.  In addition, we may also experience higher operating costs such as energy costs, which could affect our profitability.  We may not always be able to increase our selling prices to offset the impact of any higher costs or reduced production levels, which could reduce our earnings and decrease our liquidity.

Kronos U.S. (KUS), an affiliate and subsidiary of our parent company has long-term supply contracts that provide for certain of its affiliates’, including us, TiO2 feedstock requirements that currently expire through 2015, some of which we may be able to renew.  KUS may not be successful in renewing these contracts or in obtaining long-term extensions to these contracts prior to expiration.  The agreements require the purchase of certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $592 million at December 31, 2010.  In addition, we have other long-term supply and service contracts that provide for various raw materials and services.  These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $115 million at December 31, 2010.  Our commitments under these contracts could adversely affect our financial results if we significantly reduce our production and were unable to modify the contractual commitments.

Our leverage may impair our financial condition or limit our ability to operate our businesses.

We currently have a significant amount of debt.  As of December 31, 2010, our total consolidated debt was approximately $539.6 million, which relates primarily to our senior secured notes.  Our level of debt could have important consequences to our stockholders and creditors, including:

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

•	limiting the ability of our subsidiaries to pay dividends to us;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	placing us at a competitive disadvantage relative to other less leveraged competitors.

In addition to our indebtedness, we are party to various lease and other agreements pursuant to which, along with our indebtedness, we are committed to pay approximately $117 million in 2011.  Our ability to make payments on and refinance our debt and to fund planned capital expenditures depends on our future ability to generate cash flow.  To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  In addition, our ability to borrow funds under our subsidiaries’ credit facilities in the future will, in some instances, depend in part on these subsidiaries’ ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

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

We operate production facilities in several countries.  In many of the countries in which we operate, legislation has been passed, or proposed legislation is being considered, to limit greenhouse gases through various means, including emissions permits and/or energy taxes.  In several of our production facilities, we consume large amounts of energy, primarily electricity and natural gas.  To date, the permit system in effect in the various countries in which we operate has not had a material adverse effect on our financial results.  However, if further greenhouse gas legislation were to be enacted in one or more countries, it could negatively impact our future results from operations through increased costs of production, particularly as it relates to our energy requirements or our need to obtain emissions permits.  If such increased costs of production were to materialize, we may be unable to pass price increases onto our customers to compensate for increased production costs, which may decrease our liquidity, operating income and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

       None.
ITEM 2.	PROPERTIES

Information on our properties is incorporated by reference to Item 1: Manufacturing, Operations and Properties above.  See Note 12 to our Consolidated Financial Statements for information on our leases.

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

All of our common stock is held by Kronos.  There is no established public trading market for our common stock.  The indenture governing our 6.5% Senior Secured Notes Due 2013 limits our ability to pay dividends or make other restricted payments, as defined.  The aggregate amount of dividends and other restricted payments since June 2002 may not exceed 75% of the aggregate consolidated net income, as defined in the indenture, plus $25 million.  We currently expect to pay dividends or make other restricted payments as permitted by the indenture.  Declaration and payment of future dividends is discretionary and the amount thereof is dependent upon our results of operations, financial condition, contractual limitations, cash requirements for our businesses and other factors deemed relevant by our Board of Directors.  At December 31, 2010, $41.9 million was available for dividends or other restricted payments, as defined.  See Note 6 to our Consolidated Financial Statements.

We paid $34.9 million of dividends to Kronos in 2008.  We paid no dividends to Kronos in 2009 and 2010.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years ended December 31,
	2006(2)	2007	2008	2009	2010
	(In millions, except ratios)
STATEMENTS OF OPERATIONS DATA:
Net sales	$914.2	$946.1	$952.9	$819.9	$998.5
Gross margin	223.0	196.4	170.4	67.2	224.5
Income (loss) from operations	107.4	78.7	45.1	(33.8)	112.1
Net income (loss)	73.7	(58.8)	21.3	(46.5)	86.5

BALANCE SHEET DATA (at year end):
Total assets	$1,080.6	$1,103.1	$1,053.5	$1,013.9	$1,023.7
Long-term debt including current maturities	529.8	590.8	605.6	596.5	539.6
Stockholder’s equity	211.5	181.4	137.3	103.4	180.4

STATEMENTS OF CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$62.5	$84.9	$1.0	$67.5	$64.7
Investing activities	(47.1)	(42.5)	(61.7)	(19.5)	(31.3)
Financing activities	(31.1)	(34.0)	7.2	(33.6)	(11.3)

TiO2 OPERATING STATISTICS:
Sales volume*	353	348	317	304	347
Production volume*	348	350	350	257	349
Production rate as a percentage of capacity	Full	98%	97%	71%	97%

OTHER FINANCIAL DATA:
Ratio of earnings to combined fixed charges (unaudited) (1)	2.0	2.6	1.5	-	2.8
__________________________________
*	Metric tons in thousands

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

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added TiO2.  TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products.  For 2010, approximately 80% of our sales volumes were sold into European markets.  We believe we are the largest producer of TiO2 in Europe with an estimated 22% share of European TiO2 sales volumes in 2010.  Our production facilities are located throughout Europe.

We consider TiO2 to be a “quality of life” product, with demand affected by gross domestic product (or “GDP”) and overall economic conditions in our markets located in various regions of the world.  Over the long-term, we expect demand for TiO2 will grow by 2% to 3% per year, consistent with our expectations for the long-term growth in GDP.  However, even if we and our competitors maintain consistent shares of the worldwide market, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP, in part due to relative changes in the TiO2 inventory levels of our customers.  We believe our customers’ inventory levels are influenced in part by their expectation for future changes in market TiO2 selling prices as well as their expectation for future availability of product.  The majority of our TiO2 grades and substantially all of our production are considered commodity pigment products; we compete for sales primarily on the basis of price.

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

In addition, our effective income tax rate in each of 2008, 2009 and 2010 has been impacted by certain favorable and unfavorable developments.

Executive summary

We reported net income of $86.5 million in 2010 compared to a net loss of $46.5 million in 2009.  The $133 million increase in net income from 2009 to 2010 is primarily due to (i) the net effects of higher income from operations in 2010 resulting principally from higher sales and production volumes and higher selling prices throughout 2010 and (ii) a non-cash deferred income tax benefit recognized in the first quarter of 2010.

We reported a net loss of $46.5 million in 2009 compared to net income of $21.3 million in 2008.  The $67.8 million decrease in net income from 2008 to 2009 is primarily due to the net effects of (i) lower income (loss) from operations in 2009 resulting principally from lower sales and production volumes and (ii) an income tax benefit we recognized in 2008.  In late 2008, as a result of the sharp decline in global demand, we experienced a build up in our inventory levels.  In order to decrease our inventory levels and improve our liquidity, we implemented production curtailments during the first half of 2009.  In addition, throughout all of 2009 we implemented cost controls and reduced our capital spending.  Through these actions we successfully reduced our inventory and increased our liquidity, although the resulting curtailments led to a net loss in 2009 due to the large amount of unabsorbed fixed production costs we charged to expense as incurred.

Net income for 2010 includes a $35.2 million first quarter non-cash income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards.

Net income for 2009 includes a $4.7 million non-cash deferred income tax benefit related to a net decrease in our reserve for uncertain tax positions.

Net income for 2008 includes a $7.2 million non-cash income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards.

Each of these items is more fully discussed below and/or in the Notes to our Consolidated Financial Statements.

Critical accounting policies and estimates

The accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon our Consolidated Financial Statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period.  On an on-going basis, we evaluate our estimates, including those related to the recoverability of long-lived assets, pension benefit obligations and the underlying actuarial assumptions related thereto, the realization of deferred income tax assets and accruals for litigation, income tax and other contingencies.  We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses.  Actual results may differ significantly from previously-estimated amounts under different assumptions or conditions.

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•
Long-lived assets.  We recognize an impairment charge associated with our long-lived assets, including property and equipment, whenever we determine that recovery of such long-lived asset is not probable.  Such determination is made in accordance with the applicable GAAP requirements of Accounting Standard Codification (“ASC”) Topic 360-10-35, Property, Plant and Equipment and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset.  Significant judgment is required in estimating such cash flows.  Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.  We do not assess our property and equipment for impairment unless certain impairment indicators specified in ASC Topic 360-10-35 are present.  We did not evaluate any long-lived assets for impairment during 2010 because no such impairment indicators were present.

•
Pension plans.  We maintain various defined benefit pension plans.  The amounts recognized as defined benefit pension expenses and the reported amounts of pension asset and accrued pension costs are actuarially determined based on several assumptions including discount rates, expected rates of returns on plan assets and expected health care trend rates.  Variances from these actuarially assumed rates will result in increases or decreases, as applicable, in the recognized pension obligations, pension expenses and funding requirements.  These assumptions are more fully described below under “Defined Benefit Pension Plans.”

•
Income taxes.  We recognize deferred taxes for future tax effects of temporary differences between financial and income tax reporting.  We record a valuation allowance to reduce our deferred income tax assets to the amount that is believed to be realized under the more-likely-than-not recognition criteria.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made.  For example, we have substantial net operating loss carryforwards in Germany (the equivalent of $952 million for German corporate purposes and $349  million for German trade tax purposes at December 31, 2010).  At December 31, 2010, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period, and (iii) we currently expect to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of such carryforwards if we were to generate operating losses in our German operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

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

Income (loss) from operations is impacted by certain of these significant judgments and estimates, such as allowance for doubtful accounts, reserves for obsolete or unmarketable inventories, impairment of long-lived assets, defined benefit pension plans and loss accruals.  In addition, net income (loss) is impacted by the significant judgments and estimates for deferred income tax asset valuation allowances and loss accruals.

Comparison of 2010 to 2009 Results of Operations

	Year ended December 31,
	2009		2010
	(Dollars in millions)

Net sales	$819.9	100%	$998.5	100%
Cost of sales	752.7	92	774.0	78
Gross margin	67.2	8	224.5	22
Other operating income and expenses, net	101.0	12	112.4	11
Income (loss) from operations	$(33.8)	(4)%	$112.1	11%

				%
				Change
TiO2 operating statistics:
Sales volumes*	304		347	14%
Production volumes*	257		349	36%

Percent change in net sales:
TiO2 product pricing				12%
TiO2 sales volumes				14
TiO2 product mix				-
Changes in currency exchange rates				(4)

Total				22%
______________________________

* Thousands of metric tons

Current Industry Conditions & 2010 Overview – Throughout 2010, global customer demand for our TiO2 products continued to strengthen, and our production facilities operated at near full practical capacity rates.  We believe that inventories throughout the TiO2 industry remain at historically low levels despite efforts of the major TiO2 producers to operate their facilities at near full practical capacity.  As a result of improved TiO2 industry conditions, we implemented significant increases in TiO2 selling prices during 2010 that resulted in increased profitability and cash flows.  Even with such increased profitability, we currently believe that profit margins are significantly lower than necessary to reasonably justify greenfield or other major expansions of TiO2 capacity.  Provided global demand for TiO2 products remains strong, we expect the low level of worldwide TiO2 inventories to continue for several years, and anticipate further implementation of TiO2 selling price increases.  Based on these positive market dynamics in the TiO2 industry, we expect our profitability and cash flows to significantly increase in 2011 and the foreseeable future.

Net sales – As a result of the above conditions in the TiO2 industry, our net sales increased 22% or $178.6 million for 2010 compared to 2009, primarily due to a 14% increase in sales volumes and a 12% increase in average selling prices.  In addition, we estimate the unfavorable effect of changes in currency exchange rates decreased our net sales by approximately $36 million, or 4%, as compared to the same period in 2009.  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures and changes in the relative level of supply and demand.  Based on the current conditions in the TiO2 industry, we currently expect average selling prices in 2011 to be significantly higher than the average selling prices in 2010.

Sales volumes in 2010 increased 14% as compared to 2009 due to higher demand in the European and export market segments resulting from the improvement in current economic conditions.  We expect demand in 2011 will exceed 2010 levels.

Cost of sales - Cost of sales increased $21.3 million or 3% for 2010 compared to 2009 due to the net impact of a 36% increase in TiO2 production volumes to 349,000 metric tons, a 14% increase in sales volumes, an increase in maintenance costs of $22.6 million, and higher raw material costs of $3.2 million.  In addition, cost of sales for 2010 was negatively impacted by approximately $15 million as a result of higher production costs in 2010 at our ilmenite mines in Norway.  Cost of sales as a percentage of net sales decreased to 78% in 2010 compared to 92% in 2009 primarily due to higher selling prices in 2010 and the significantly higher production volumes in 2010, as we implemented temporary plant curtailments during the first half of 2009 in order to reduce our finished goods inventories to an appropriate level.  Such temporary plant curtailments resulted in approximately $70 million of unabsorbed fixed production costs which were charged directly to cost of sales in the first six months of 2009.

Income (loss) from operations – Income (loss) from operations increased by $145.9 million from an operating loss of $33.8 million in 2009 to operating income of $112.1 million in 2010.  Income (loss) from operations as a percentage of net sales increased to 11% in 2010 from (4)% in 2009.  This increase is driven by the improvement in gross margin, which increased to 22% for 2010 compared to 8% for 2009.  Our gross margin has increased primarily because of higher sales volumes, higher selling prices and lower manufacturing costs per ton resulting from higher production volumes.  However, changes in currency exchange rates have negatively affected our gross margin and income (loss) from operations.  We estimate that changes in currency exchange rates decreased income (loss) from operations by approximately $11 million in 2010 as compared to 2009.

As a percentage of net sales, selling, general and administrative expenses were relatively consistent at approximately 13% and 14% for 2010 and 2009 respectively.

Interest expense – Interest expense decreased $2.2 million from $40.2 million in 2009 to $38.0 million in 2010 due to decreased average borrowings under our revolving credit facility.  The interest expense we recognize will vary with fluctuations in the euro exchange rate.

Income tax provision (benefit) – Our income tax benefit was $12.2 million in 2010 compared to an income tax benefit of $27.3 million in 2009. See Note 7 to our Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.  Some of the more significant items impacting this reconciliation are summarized below.

•
Our income tax provision in 2010 includes a $35.2 million non-cash income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards.

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

Interest expense – Interest expense decreased $.5 million from $40.7 million in 2008 to $40.2 million in 2009 due to changes in currency exchange rates which offset the effect of increased average borrowings under our revolving credit facility and higher interest rates on our revolving credit facility.  The interest expense we recognize will vary with fluctuations in the euro exchange rate.

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

•
Our income tax provision for 2008 includes a non-cash benefit of $7.2 million relating to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards.

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

Impact of changes in currency exchange rates - 2009 vs. 2010
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate changes	Total currency impact 2009 vs. 2010
	2009	2010	Change
	(in millions)
Impact on:
Net sales	$-	$-	$-	$(36)	$(36)
Income (loss) from operations	8	5	(3)	(8)	(11)

Impact of changes in currency exchange rates - 2008 vs. 2009
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate changes	Total currency impact 2008 vs. 2009
	2008	2009	Change
	(in millions)
Impact on:
Net sales	$-	$-	$-	$(40)	$(40)
Income (loss) from operations	(1)	8	9	15	24

      The negative impact on income (loss) from operations for the 2009 versus 2010 comparison is due to increased currency transaction losses in 2010 as compared to 2009 which were a function of the timing of currency exchange rate changes and the settlement of non-local currency receivables and payables.  The positive impact on income (loss) from operations for the 2008 versus 2009 comparison is due to increased currency transaction gains in 2009 as compared to 2008 which were a function of the timing of currency exchange rate changes and the settlement of non-local currency receivables and payables.

Outlook

We operated our production facilities at near full capacity levels during 2010, and given the current TiO2 industry dynamics, we currently expect to continue to operate our facilities at near full capacity levels throughout 2011.  While we will continue to work on debottlenecking projects in 2011 to increase our production capacity, we believe such debottlenecking projects are now only able to produce nominal increases in our capacity, and as a result our production volumes in 2011 are only expected to increase by a few thousand metric tons as compared to 2010.

The overall strong global demand for TiO2 we experienced in 2010 is expected to continue in 2011, and inventory levels throughout the TiO2 industry remain at historically low levels.  As a result, in 2011 we expect we will be able to sell all of the TiO2 we can produce.  Given our expectations for the level of our increased production capacity in 2011 discussed above, we similarly expect our sales volumes in 2011 will only increase by a few thousand metric tons as compared to 2010.

During 2009 and 2010, we announced various TiO2 price increases, a portion of which were implemented during the second half of 2009 and throughout the year of 2010.  Our average TiO2 selling prices were 12% higher for the full year 2010 as compared to the full year 2009, and our average selling prices at the end of 2010 were 26% higher as compared to the end of 2009.  As discussed above, even with the increased profitability we achieved in 2010, we currently believe that profit margins are significantly lower than necessary to reasonably justify greenfield or other major expansions of TiO2 capacity.  As a result, we anticipate our average selling prices will continue to increase significantly during 2011.

We also expect relative increases in our raw material, energy and freight costs during 2011, including more-than-normal-inflationary increases in the cost of our feedstock ore and petroleum coke.  Overall, we currently expect our per metric ton cost of TiO2 we produce will increase approximately 6% to 10% in 2011 as compared to 2010.  Given the current conditions in the TiO2 industry, if our costs of production exceed our current expectations in 2011, we believe we could recoup such higher costs through additional selling price increases.

Overall, we expect income from operations will be significantly higher in 2011 as compared to 2010, as the favorable effect of higher selling prices will more than offset the impact of higher production costs.

Our expectations as to the future of the TiO2 industry are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, continued operation of competitors, unexpected or earlier than expected capacity additions or reductions and technological advances.  If actual developments differ from our expectations, our results of operations could be unfavorably affected.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows as a result of our operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Our cash flows from operating activities provided $64.7 million for 2010, compared to $67.5 million for 2009.  This decrease was due primarily to the net effects of the following items:

•	higher income from operations in 2010 of $145.9 million;
•	higher cash paid for income taxes in 2010 of $7.2 million due primarily to improved profitability in 2010;
•	lower cash paid for interest in 2010 of $2.5 million; and
•	higher amount of net cash used for relative charges in our inventories, receivables, payables and accruals of $159.2 million in 2010.

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

•	lower depreciation expense of $4.0 million in 2009, primarily as a result of the effects of currency exchange rates.

Changes in working capital are affected by accounts receivable and inventory changes.  As shown below:

•	Our average days sales outstanding (“DSO”) at December 31, 2010 was consistent with December 31, 2009; and
•	Our average days sales in inventory (“DSI”) increased at December 31, 2010 compared to December 31, 2009, as our TiO2 production volumes in 2010 exceeded our sales volumes.

For comparative purposes, we have provided prior year numbers below.

	December 31,	December 31,	December 31,
	2008	2009	2010

Days sales outstanding	68 days	55 days	54 days
Days sales in inventory	123 days	46 days	50 days

Investing activities

Our capital expenditures were $61.7 million in 2008, $19.5 million in 2009 and $31.2 million in 2010.  Capital expenditures are primarily for maintenance to existing facilities.  Our capital expenditures during the past three years include an aggregate of approximately $31 million (approximately $16 million in 2010) for our ongoing environmental compliance, protection and improvement programs.  We significantly lowered our capital expenditures in 2009 in response to the economic conditions and as part of our efforts to improve our liquidity.

Financing activities

During 2010, we borrowed and repaid net euro 9 million ($8.5 million when borrowed/repaid) on our credit facility.

During 2009, we borrowed and repaid $31.5 million on our credit facility.

During 2008, we made net borrowings of $44.4 million on our credit facility.

During 2008, we paid dividends of $34.9 million.  We did not pay any dividends to Kronos in 2009 and 2010.  See Item 5.  Market For Common Equity and Related Stockholder Matters.

Outstanding debt obligations and borrowing availability

At December 31, 2010, our consolidated debt was comprised of:

•	euro 400 million principal amount of our 6.5% Senior Secured Notes ($532.8 million) due in 2013;
•	approximately $6.8 million of other indebtedness.

Our revolving credit facility described above contains provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with applicable covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  We are in compliance with all of our debt covenants at December 31, 2010.  See Note 6 to our Consolidated Financial Statements.

In addition to the outstanding indebtedness indicated above, at December 31, 2010 we have our euro 80 million European Credit Facility, for which no amounts were outstanding and the equivalent of $106.8 million was available for borrowing by the subsidiaries.

On February 17, 2011, we called for redemption euro 80 million principal amount of the 6.5% Notes on March 24, 2011.  We intend to borrow under our European revolving credit facility discussed above in order to fund such redemption.

Our assets consist primarily of investments in operating subsidiaries, and our ability to service parent level obligations, including the Senior Secured Notes, depends in large part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligations or otherwise.  None of our subsidiaries have guaranteed the Senior Secured Notes, we have pledged 65% of the common stock or other ownership interests of certain of our first-tier operating subsidiaries as collateral for the Senior Secured Notes.  The terms of the indenture governing the Senior Secured Notes limits KII’s ability to pay dividends and make other restricted payments.  At December 31, 2010, the maximum amount of dividends and other restricted payments that we could make (the “Restricted Payment Basket”) was approximately $41.9 million.

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

We routinely evaluate our liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, our dividend policy, our debt service, our capital expenditure requirements and estimated future operating cash flows.  As a result of this process, we have in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, repurchase shares of our common stock, modify our dividend policy, restructure ownership interests, sell interests in our subsidiaries or other assets, or take a combination of these steps or other steps to manage our liquidity and capital resources.  Such activities have in the past and may in the future involve related companies.  In the normal course of our business, we may investigate, evaluate, discuss and engage in acquisition, joint venture, strategic relationship and other business combination opportunities in the TiO2 industry.  In the event of any future acquisition or joint venture opportunity, we may consider using then-available liquidity, issuing our equity securities or incurring additional indebtedness.

At December 31, 2010, we had credit available under our existing credit facility of $106.8 million.  At December 31, 2010, we could borrow such amount without violating any covenants in the facility.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending December 31, 2011) and our long-term obligations (defined as the five-year period ending December 31, 2015, our time period for long-term budgeting).  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We intend to spend approximately $52 million to maintain and improve our existing facilities during 2011, including approximately $17 million in the area of environmental compliance, protection and improvement.  The majority of our expenditures in 2011 will be to maintain our facilities.  Capital spending for 2011 is expected to be funded through cash on hand or borrowings under our existing credit facility.

Off-balance sheet financing

Other than operating lease commitments disclosed in Note 12 to our Consolidated Financial Statements, we are not party to any material off-balance sheet financing arrangements.

Cash, cash equivalents and restricted cash

At December 31, 2010, we had current cash and cash equivalents aggregating $49.8 million and current restricted cash of $1.9 million.

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

Recent accounting pronouncements

There have been no recent accounting pronouncements expected to have a material impact on our Consolidated Financial Statements for the period ended December 31, 2010.

Debt and other contractual commitments

As more fully described in the Notes to the Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future.  See Notes 6, 12 and 13 to our Consolidated Financial Statements.  The timing and amount shown for our commitments in the table below are based upon the contractual payment amount and the contractual payment date for such commitments.  The following table summarizes such contractual commitments of ours and our consolidated subsidiaries as of December 31, 2010 by the type and date of payment.

	Payment due date
Contractual commitment	2011	2012/2013	2014/2015	2016 and after	Total
	(In millions)

Indebtedness (1)	$2.2	$536.2	$.9	$.3	$539.6
Interest payments on indebtedness (2)	34.9	46.4	-	-	81.3
Operating leases	4.2	6.4	3.1	18.0	31.7
Long-term service and other supply contracts (3)	46.3	43.8	24.2	1.1	115.4
Fixed asset acquisitions	22.8	-	-	-	22.8
Estimated tax obligations (4)	5.9	-	-	-	5.9

	$116.3	$632.8	$28.2	$19.4	$796.7

(1)
A significant portion of the amount shown for indebtedness relates to our 6.5% Senior Secured Notes ($532.8 million at December 31, 2010).  Such indebtedness is denominated in euro.  See Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” and Note 6 to the Consolidated Financial Statements.

(2)
The amounts shown for interest for any outstanding variable-rate indebtedness is based upon the December 31, 2010 interest rates and assumes that such variable-rate indebtedness remains outstanding until maturity.

(3)
The amounts shown for the long-term service and other supply contracts primarily pertain to agreements we have entered into with various providers of products or services which help to run our plant facilities (electricity, natural gas, etc.), utilizing December 31, 2010 exchange rates.  See Note 12 to our Consolidated Financial Statements.

(4)	The amount shown for estimated tax obligations is the consolidated amount of net income taxes payable at December 31, 2010, which is assumed to be paid during 2011.

The above table does not reflect:
•
Any amounts we might pay to purchase our TiO2 feedstock requirements.  As discussed above in “Business – Raw Materials,” our affiliate, KUS, purchases the rutile and slag feedstock used as a raw material in all of our chloride process TiO2 facilities.  We purchase feedstock for our chloride process TiO2 facilities from KUS.  See Note 11 to our Consolidated Financial Statements;

•
Any amounts we might pay to fund our defined benefit pension plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets and interest rate assumptions.  We expect to be required to contribute approximately $21.6 million to our defined benefit pension plans during 2011.  Our defined benefit pension plans are discussed below in greater detail.  See Note 8 to our Consolidated Financial Statements.

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

Under defined benefit pension plan accounting, defined benefit pension plan expense and pension assets and accrued pension costs are each recognized based on certain actuarial assumptions, principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels.  We recognize the full funded status of our defined benefit pension plans as either an asset (for overfunded plans) or a liability (for underfunded plans) in our Consolidated Balance Sheet.

We recognized consolidated defined benefit pension plan expense of $6.9 million in 2008, $18.2 million in 2009 and $18.2 million in 2010.  In the fourth quarter of 2008 we recognized a $6.9 million pension adjustment in connection with the correction of our pension expense previously recognized for 2006 and 2007.  See Note 8 to our Consolidated Financial Statements.  The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.) and will generally differ from pension expense for financial reporting purposes.  Our contributions to all of our plans aggregated $15.4 million in 2008, $18.1 million in 2009 and $17.8 million in 2010.

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

At December 31, 2010, approximately 78% and 17% of the projected benefit obligations related to our plans in Germany and Norway, respectively.  We use several different discount rate assumptions in determining our consolidated defined benefit pension plan obligation and expense.  This is because we maintain defined benefit pension plans in several different countries in Europe and the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2008 and expense in 2009	Obligations at December 31, 2009 and expense in 2010	Obligations at December 31, 2010 and expense in 2011

Germany	5.8%	5.5%	5.2%
Norway	5.8%	5.3%	4.8%

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

At December 31, 2010, approximately 72% and 24% of the plan assets related to our plans in Germany and Norway, respectively.  We use several different long-term rates of return on plan asset assumptions in determining our consolidated defined benefit pension plan expense.  This is because the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

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

Our pension plan weighted average asset allocations by asset category were as follows:

	December 31, 2009		December 31, 2010
	Germany	Norway	Germany	Norway

Equity securities and limited partnerships	18%	18%	17%	17%
Fixed income securities	61	80	61	68
Real estate	12	-	11	2
Cash, cash equivalents and other	9	2	11	13

Total	100%	100%	100%	100%

We regularly review our actual asset allocation for each plan and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

Our assumed long-term rates of return on plan assets for 2008, 2009 and 2010 were as follows:

	2008	2009	2010

Germany	5.3%	5.3%	5.0%
Norway	6.1%	5.8%	5.0%

We currently expect to use the same long-term rate of return on plan asset assumptions in 2011 as we used in 2010 for purposes of determining the 2011 defined benefit pension plan expense.

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

During 2010, all of our defined benefit pension plans generated a combined net actuarial gain of approximately $3.8 million.  This actuarial gain resulted primarily from the net effects of (i) the overall return on plan assets being in excess of the assumed return and (ii) the general reduction in discount rates from December 31, 2009 to December 31, 2010.

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2011, we expect our defined benefit pension expense will approximate $18 million in 2011.  In comparison, we expect to be required to contribute approximately $21.6 million to such plans during 2011.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above.  We believe all of the actuarial assumptions used are reasonable and appropriate.  However, if we had lowered the assumed discount rate by 25 basis points for all of our plans as of December 31, 2010, our aggregate projected benefit obligations would have increased by approximately $12.7 million at that date and our defined benefit pension expense would be expected to increase by approximately $1 million during 2010.  Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for all of our plans, our defined benefit pension expense would be expected to increase by approximately $.6 million during 2010.

Operations outside the United States

As discussed above, our operations are located outside the United States for which the functional currency is not the U.S. dollar.  As a result, our reported amount for assets and liabilities related to our operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates.  At December 31, 2010, we had substantial net assets denominated in the euro, Norwegian krone and United Kingdom pound sterling.

ITEM 7A.                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

We are exposed to market risk from changes in interest rates, currency exchange rates and raw materials prices.

Interest rates

We are exposed to market risk from changes in interest rates, primarily related to our indebtedness.  At December 31, 2009 and 2010, the majority of our aggregate indebtedness was comprised of fixed-rate instruments.  The large percentage of fixed-rate debt instruments minimizes earnings volatility that would result from changes in interest rates.  The following table presents principal amounts and weighted average interest rates for our aggregate outstanding indebtedness at December 31, 2010.  Information shown below for such non-U.S. dollar denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 2010 using an exchange rate of 1.3350 U.S. dollars per euro.  See Note 6 to our Consolidated Financial Statements.

	Amount
Indebtedness	Carrying value	Fair value	Interest rate	Maturity date
	(In millions)
As of December 31, 2010:

Fixed-rate indebtedness - euro-denominated:
Senior Secured Notes	$532.8	$536.0	6.5%	2013

As of December 31, 2009:

Fixed-rate indebtedness - euro-denominated:
Senior Secured Notes	$574.6	$466.2	6.5%	2013

Variable rate indebtedness:
Credit facility – euro denominated	$13.0	$13.0	3.5%	2013

Currency exchange rates

We are exposed to market risk arising from changes in currency exchange rates as a result of manufacturing and selling our products worldwide.  Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Norwegian krone and the United Kingdom pound sterling.

As described above, at December 31, 2010, we had the equivalent of $532.8 million of outstanding euro-denominated indebtedness (2009 – the equivalent of $587.6 million of euro-denominated indebtedness).  The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $58.9 million and $53.4 million at December 31, 2009 and 2010, respectively.

Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  At December 31, 2010 we had currency forward contracts to exchange:

•
an aggregate $20.1 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 5.94 to kroner 6.60 per U.S. dollar.  These contracts with DnB Nor Bank ASA mature from January 2011 through July 2011 at a rate of $2.3 million to $5.5 million per month.

•
an aggregate euro 17.8 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.16 to kroner 8.28 per euro.  These contracts with DnB Nor Bank ASA mature from January 2011 through August 2011 at a rate of euro 1.8 million to euro 2.5 million per month, subject to early redemption provisions at our option.

The estimated fair value of such currency forward contracts at December 31, 2010 was a $2.6 million net asset, which amount is recognized as part of Accounts and other receivables in our Consolidated Balance Sheet and a corresponding $2.6 million currency transaction gain in our Consolidated Statement of Operations.   To the extent we held such contracts during 2008, 2009 and 2010, we did not use hedge accounting for any of our contracts.

See Note 12 to our Consolidated Financial Statements.

Raw Materials

We are exposed to market risk from changes in commodity prices relating to our raw materials.  As discussed in Item 1 we and KUS generally enter into long-term supply agreements for certain of our raw material requirements including ore.  Many of our raw material contracts contain fixed quantities we are required to purchase, although these contracts allow for an upward or downward adjustment in the quantity purchased.  Raw material pricing under these agreements is generally negotiated annually.  For certain raw material requirements we do not have long-term supply agreements either because we have assessed the risk of the unavailability of those raw materials and/or the risk of a significant change in the cost of those raw materials to be low, or because long-term supply agreements for those raw materials are generally not available.

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

ITEM 9A(T).          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Steven L. Watson, our Chief Executive Officer and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2010.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of December 31, 2010.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to report on internal control over financial reporting in this Annual Report on Form 10-K for the year ended December 31, 2010.  Under the rules of the SEC, our independent registered public accounting firm is not required to, and therefore has not, audited our internal control over financial reporting as of December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework).  Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.  See “Scope of Management’s Report on Internal Control Over Financial Reporting” above.

Certifications

Our chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  The certifications for the quarter ended December 31, 2010 have been filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

Omitted pursuant to the General Instruction I of Form 10-K.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Omitted pursuant to the General Instruction I of Form 10-K.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the aggregate fees PricewaterhouseCoopers LLP, our independent registered public accounting firm (“PwC”), has billed or is expected to bill to us and our subsidiaries for services rendered for 2009 and 2010.  No fees were billed or are expected to be billed by PwC to us for services performed in 2009 and 2010 for financial information systems design and implementation.

	December 31,
	2009	2010
	(In thousands)

Audit(1)	$1,614	$1,522
Audit related(2)	11	38
Tax(3)	19	10

Total	$1,644	$1,570

1)	Fees for the following services:

a)	audits of our consolidated year-end financials statements for each year;
b)	reviews of the unaudited quarterly financial statements appearing in our Form 10-Q’s for each of the first three quarters of each year;
c)	consents and assistance with registration statements filed with the Commission;
d)	normally provided statutory or regulatory filings or engagements for each year; and
e)	the estimated out-of-pocket costs PwC incurred in providing all of such services for which we reimburse PwC.

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

 (b)                          Exhibits

Included as exhibits are the items listed in the Exhibit Index.  We will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover our costs to furnish the exhibits.  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2010 will be furnished to the Commission upon request.

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
3.7
Amended and Restated Bylaws of Kronos International, Inc. as of October 4, 2010 – incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 4, 2010.

4.1
Indenture governing the 6.5% Senior Secured Notes due 2013, dated as of April 11, 2006, between Kronos International,  Inc. and The Bank of New York, as trustee - incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006.

4.2
Form of certificate of Series A 6.5% Senior Secured Note due 2013 - incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 333-100047) that was filed with the U.S.  Securities and Exchange Commission on April 11, 2006.

4.3
Form of certificate of Series B 6.5% Senior Secured Note due 2013   - incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006.

4.4
Purchase Agreement dated April 5, 2006 between Kronos   International, Inc. and Deutsche Bank AG London - incorporated by   reference  to Exhibit  4.1 to the  Registrant’s Current  Report on Form 8-K (File No. 333-100047) that was filed with the U.S.  Securities and Exchange Commission on April 11, 2006.

4.5
Registration Rights Agreement dated as of April 11, 2006 between   Kronos International, Inc. and Deutsche Bank AG London - incorporated  by reference to Exhibit 4.5 to the Registrant’s Current  Report on Form 8-K (File No. 333-100047) that was filed with the U.S.  Securities and Exchange Commission on April 11, 2006.

4.6
Collateral Agency Agreement, dated April 11, 2006, among The Bank   of New York, U.S. Bank, N.A. and Kronos International, Inc. -  incorporated by reference to Exhibit 4.6 to the Registrant’s Current  Report on Form 8-K (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006.

4.7
Security Over Shares Agreement, dated April 11, 2006, between Kronos International, Inc. and The Bank of New York - incorporated   by reference to Exhibit 4.7 to the Registrant’s Current  Report on Form 8-K (File No. 333-100047) that was filed with the U.S.  Securities and Exchange Commission on April 11, 2006.

4.8
Pledge of Shares (shares in Kronos Denmark ApS), dated April 11,   2006, between Kronos International, Inc. and U.S. Bank, N.A. - incorporated by reference to Exhibit 4.8 to the Registrant’s Current  Report on Form 8-K (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006.

4.9
Pledge Agreement (shares in Societe Industrielle du Titane S.A.),   dated April 11, 2006, between Kronos International, Inc. and U.S.   Bank, N.A. - incorporated by reference to Exhibit 4.9 to the   Registrant’s Current Report on Form 8-K (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006.

4.10
Share Pledge Agreement (shares in Kronos Titan GmbH), dated April   11, 2006, between Kronos International, Inc. and U.S. Bank, N.A. - incorporated by reference to Exhibit 4.10 to the Registrant’s Current Report on Form 8-K (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006.

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

10.6
Fifth Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of October 28, 2010 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 28, 2010 (File No. 333-100047).

10.7
Lease Contract, dated June 21, 1952, between Farbenfabriken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof) – incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K (File No. 001-00640) of NL Industries, Inc. for the year ended December 31, 1985.

10.8
Master Technology Exchange Agreement, dated as of October 18, 1993, among Kronos, Inc., Kronos Louisiana, Inc., the Registrant, Tioxide Group Limited and Tioxide Group Services Limited – incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 001-00640) of NL Industries, Inc. for the quarter ended September 30, 1993.

10.9
Intercorporate Services Agreement, dated as of January 1, 2005, among Kronos Worldwide, Inc., Kronos (US), Inc., Kronos International, Inc. and Kronos Canada, Inc. - incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 333-100047) for the year ended December 31, 2004.

10.10
Tax Agreement, dated as of May 28, 2002, between Kronos, Inc. and the Registrant – incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4 (File No. 333-100047).

10.11
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

10.12
Form of Assignment and Assumption Agreement, dated as of January 1, 1999, between Kronos, Inc. (formerly known as Kronos (USA), Inc.) and the Registrant – incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-4 (File No. 333-100047).

10.13
Form of Cross License Agreement, effective as of January 1, 1999, between Kronos Inc. (formerly known as Kronos (USA), Inc.) and the Registrant – incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-4 (File No. 333-100047).

10.14**
NL Industries, Inc. 1998 Long-Term Incentive Plan – incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A of NL Industries, Inc. (File No. 001-00640)for the annual meeting of shareholders held on May 6, 1998.

10.15**	Form of Kronos Worldwide, Inc. 2003 Long-Term Incentive Plan – incorporated by reference to Exhibit 10.4 of Kronos Worldwide, Inc.’s Registration Statement on Form 10 (File No. 001-31763).

10.16**
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
March 4, 2011
(Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Andrew Kasprowiak	/s/ Steven L. Watson
Andrew Kasprowiak, March 4, 2011	Steven L. Watson, March 4, 2011
(Director)	(Chief Executive Officer)

/s/ Dr. Ulfert Fiand	/s/ Gregory M. Swalwell
Dr. Ulfert Fiand, March 4, 2011	Gregory M. Swalwell, March 4, 2011
(Director)	(Vice President, Finance, Principal Financial Officer)

/s/ Klemens Schlueter_	/s/ Tim C. Hafer
Klemens Schlueter, March 4, 2011	Tim C. Hafer, March 4, 2011
(Director)	(Vice President, Controller, Principal Accounting Officer)

KRONOS INTERNATIONAL, INC.

Annual Report on Form 10-K

Items 8, 15(a) and 15(c)

Index of Financial Statements and Schedules

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets -
December 31, 2009 and 2010	F-3

Consolidated Statements of Operations -
Years ended December 31, 2008, 2009 and 2010	F-5

Consolidated Statements of Comprehensive Income (Loss) -
Years ended December 31, 2008, 2009 and 2010	F-6

Consolidated Statements of Stockholder’s Equity -
Years ended December 31, 2008, 2009 and 2010	F-7

Consolidated Statements of Cash Flows -
Years ended December 31, 2008, 2009 and 2010	F-8

Notes to Consolidated Financial Statements	F-10

Financial Statement Schedule

Schedule I – Condensed Financial Information of Registrant	S-1

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors of Kronos International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of Kronos International, Inc. and its subsidiaries at December 31, 2009 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Dallas, Texas
March 4, 2011

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

ASSETS	December 31,
	2009	2010

Current assets:
Cash and cash equivalents	$29.4	$49.8
Restricted cash	1.7	1.9
Accounts and other receivables	139.9	159.6
Receivable from affiliates	1.6	1.9
Inventories	207.7	202.9
Prepaid expenses	6.3	4.0
Deferred income taxes	.1	.4

Total current assets	386.7	420.5

Other assets:
Deferred financing costs, net	5.8	4.3
Deferred income taxes	185.5	191.6
Other	5.2	5.4

Total other assets	196.5	201.3

Property and equipment:
Land	45.1	42.4
Buildings	181.6	170.9
Equipment	862.3	828.5
Mining properties	115.7	115.9
Construction in progress	7.9	10.2

Total property and equipment	1,212.6	1,167.9

Less accumulated depreciation and amortization	781.9	766.0

Net property and equipment	430.7	401.9

Total assets	$1,013.9	$1,023.7

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except share data)

LIABILITIES AND STOCKHOLDER’S EQUITY	December 31,
	2009	2010

Current liabilities:
Current maturities of long-term debt	$2.1	$2.2
Accounts payable and accrued liabilities	133.0	138.2
Payable to affiliates	30.4	14.2
Income taxes	3.6	6.8
Deferred income taxes	4.7	4.7

Total current liabilities	173.8	166.1

Noncurrent liabilities:
Long-term debt	594.4	537.4
Deferred income taxes	11.6	14.9
Accrued pension cost	108.6	100.7
Other	22.1	24.2

Total noncurrent liabilities	736.7	677.2

Stockholder’s equity:
Common stock, $100 par value; 100,000 shares authorized; 2,968 shares issued	.3	.3
Additional paid-in capital	1,962.1	1,976.0
Retained deficit	(1,471.6)	(1,385.1)
Notes receivable from affiliate	(235.6)	(255.6)
Accumulated other comprehensive loss:
Currency translation	(93.9)	(97.6)
Defined benefit pension plans	(57.9)	(57.6)

Total stockholder’s equity	103.4	180.4

Total liabilities and stockholder’s equity	$1,013.9	$1,023.7

Commitments and contingencies (Notes 7 and 12)

See accompanying Notes to Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Years ended December 31,
	2008	2009	2010

Net sales	$952.9	$819.9	$998.5
Cost of sales	782.5	752.7	774.0

Gross margin	170.4	67.2	224.5

Selling, general and administrative expense	130.4	115.0	125.2
Other operating income (expense):
Currency transaction gains (losses), net	(.8)	8.2	4.6
Disposition of property and equipment	(.9)	(.8)	(1.7)
Royalty income	6.5	5.9	8.6
Other income	.4	.8	1.5
Other expense	(.1)	(.1)	(.2)

Income (loss) from operations	45.1	(33.8)	112.1

Other income (expense):
Interest income from affiliates	17.3	-	-
Trade interest income	1.0	.2	.2
Interest expense	(40.7)	(40.2)	(38.0)

Income (loss) before income taxes	22.7	(73.8)	74.3

Provision for income taxes (benefit)	1.4	(27.3)	(12.2)

Net income (loss)	$21.3	$(46.5)	$86.5

See accompanying Notes to Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years ended December 31,
	2008	2009	2010

Net income (loss)	$21.3	$(46.5)	$86.5

Other comprehensive (loss) income, net of tax:

Currency translation	(27.6)	14.0	(3.7)

Pension plans:
Amortization of prior service cost and net losses included in periodic pension cost	(.5)	3.7	3.6
Net actuarial gain (loss) arising during year	(.8)	1.5	(2.6)
Plan amendment	-	-	(.7)

	(1.3)	5.2	.3

Total other comprehensive income (loss)	(28.9)	19.2	(3.4)

Comprehensive income (loss)	$(7.6)	$(27.3)	$83.1

See accompanying Notes to Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

Years ended December 31, 2008, 2009 and 2010

(In millions)

					Accumulated other
				Notes	comprehensive
		Additional		receivable	_____income (loss)_____		Total
	Common	paid-in	Retained	from	Currency	Pension	stockholder’s
	stock	capital	deficit	affiliates	translation	plans	equity

Balance at December 31, 2007	$.3	$1,944.2	$(1,411.5)	$(209.5)	$(80.3)	$(61.8)	$181.4

Net income	-	-	21.3	-	-	-	21.3
Other comprehensive loss, net of tax	-	-		-	(27.6)	(1.3)	(28.9)
Dividends paid	-	-	(34.9)	-	-	-	(34.9)
Intercompany interest Kronos Worldwide, Inc.	-	3.4	-	(5.0)	-	-	(1.6)

Balance at December 31, 2008	.3	1,947.6	(1,425.1)	(214.5)	(107.9)	(63.1)	137.3

Net loss	-	-	(46.5)	-	-	-	(46.5)
Other comprehensive income, net of tax	-	-	-	-	14.0	5.2	19.2
Intercompany interest Kronos Worldwide, Inc.	-	14.5	-	(21.1)	-	-	(6.6)

Balance at December 31, 2009	.3	1,962.1	(1,471.6)	(235.6)	(93.9)	(57.9)	103.4

Net income	-	-	86.5	-	-	-	86.5
Other comprehensive income (loss), net of tax	-	-	-	-	(3.7)	.3	(3.4)
Intercompany interest Kronos Worldwide, Inc.	-	13.9	-	(20.0)	-	-	(6.1)

Balance at December 31, 2010	$.3	$1,976.0	$(1,385.1)	$(255.6)	$(97.6)	$(57.6)	$180.4
See accompanying Notes to Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2008	2009	2010
Cash flows from operating activities:
Net income (loss)	$21.3	$(46.5)	$86.5
Depreciation and amortization	45.6	41.6	38.4
Deferred income taxes	(6.7)	(25.1)	(26.6)
Defined benefit pension plan expense greater (less) than cash funding	(12.3)	(.6)	.3
Other, net	4.7	4.0	4.8
Change in assets and liabilities:
Accounts and other receivables	16.7	(3.1)	(30.9)
Inventories	(89.1)	98.8	(9.2)
Prepaid expenses	.1	(2.8)	1.8
Accounts payable and accrued liabilities	12.8	(5.1)	(3.4)
Income taxes	(1.9)	.3	4.1
Accounts with affiliates	9.3	16.2	(14.2)
Other noncurrent assets	(2.3)	.5	(.2)
Other noncurrent liabilities	2.8	(10.7)	13.3

Net cash provided by operating activities	1.0	67.5	64.7

Cash flows from investing activities:
Capital expenditures	(61.7)	(19.5)	(31.2)
Change in restricted cash	-	-	(.1)

Net cash used in investing activities	(61.7)	(19.5)	(31.3)

Cash flows from financing activities:
Indebtedness:
Borrowings	57.6	29.1	41.8
Principal payments	(14.6)	(62.1)	(52.3)
Deferred financing fees	(.9)	(.6)	(.8)
Dividends paid	(34.9)	-	-

Net cash provided by (used in) financing activities	7.2	(33.6)	(11.3)

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2008	2009	2010

Cash and cash equivalents - net change from:
Operating, investing and financing activities	$(53.5)	$14.4	$22.1
Currency translation	(2.7)	4.2	(1.7)

Net change for year	(56.2)	18.6	20.4

Balance at beginning of year	67.0	10.8	29.4

Balance at end of year	$10.8	$29.4	$49.8

Supplemental disclosures – Cash paid for:
Interest	$37.9	$38.2	$35.7
Income taxes	10.0	2.2	9.4
Accrual for capital expenditures	6.2	3.9	9.2
Capital lease obligation incurred	-	5.9	-

See accompanying Notes to Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -  Summary of significant accounting policies:

Organization and basis of presentation. We are a Delaware corporation that is a wholly-owned subsidiary of Kronos Worldwide, Inc. (“Kronos”).  At December 31, 2010, (i) Valhi, Inc. held approximately 50% of Kronos’ outstanding common stock and NL Industries, Inc. (NYSE: NL) held approximately 30% of Kronos’ common stock, (ii) Valhi owned 83% of NL’s outstanding common stock and (iii) subsidiaries of Contran Corporation held approximately 94% of Valhi's outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held by Mr. Simmons or other persons or related companies to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of such companies.

In November, 2010, Kronos completed a secondary public offering of 8.97 million shares of Kronos common stock.  Upon completion of the offering, the Valhi consolidated aggregate ownership of Kronos was reduced from 95.2% (59.2% held by Valhi directly and 36.0% held by NL directly) to 80.4% (50.0% held by Valhi directly and 30.4% held by NL directly).  We did not receive any of the net proceeds from such offering.

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

Derivatives and hedging activities.  We recognize derivatives as either assets or liabilities measured at fair value. We recognize the effect of changes in the fair value of derivatives either in net income (loss) or other comprehensive income (loss), depending on the intended use of the derivative.

Cash and cash equivalents.  We classify bank time deposits and U.S. Treasury securities purchased under short-term agreements to resell with original maturities of three months or less as cash equivalents.

Fair value of financial instruments. We carry marketable debt and equity securities at fair value.  Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, establishes a consistent framework for measuring fair value and beginning on January 1, 2008 (with certain exceptions) this framework is generally applied to all financial statements items required to be measured at fair value.  The standard requires fair value measurements to be classified and disclosed in one of the following three categories:

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

See Notes 8 and 13.

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

Property and equipment and depreciation.  We state property and equipment at cost including capitalized interest on borrowings during the actual construction period of major capital projects.  Capitalized interest costs were $2.1 million in 2008, $.9 million in 2009, and $.8 million in 2010.  We compute depreciation of property and equipment for financial reporting purposes (including mining equipment) principally by the straight-line method over the estimated useful lives of the assets as follows:

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

Income taxes.  We, Kronos and Valhi are members of Contran’s consolidated U.S. federal income tax group (the "Contran Tax Group") and we also file consolidated income tax returns with Contran in various U.S. state jurisdictions.  As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group.  See Note 7.  As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran.  Pursuant to the tax sharing agreement, we make payments to or receive payments from Kronos using the tax elections made by Contran, in amounts we would have paid to or received from the U.S. Internal Revenue Service had we not been a member of the Contran Tax Group.  We made no payments to Kronos for income taxes during 2008, 2009 or 2010.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of non U.S. subsidiaries which are not deemed to be permanently reinvested.  The earnings of non U.S. subsidiaries subject to permanent reinvestment plans aggregated $666 million at December 31, 2009 and $767 million at December 31, 2010.  It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to such earnings due to the complexities associated with the U.S. taxation on earnings of non-U.S. subsidiaries repatriated to the U.S.  We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets that we believe does not meet the more-likely-than-not recognition criteria.

We record a reserve for uncertain tax positions for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  The amount of the benefit associated with our uncertain tax positions that we recognize is limited to the largest amount for which we believe the likelihood of realization is greater than 50%.  We accrue penalties and interest on the difference between tax positions taken on our tax returns and the amount of benefit recognized for financial reporting purposes.  We classify our reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position.  See Note 7.

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

Selling, general and administrative expense; shipping and handling costs.  Selling, general and administrative expense includes costs related to marketing, sales, distribution, shipping and handling, research and development, legal and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.  We include shipping and handling costs in selling, general and administrative expense and these costs were $67 million in 2008, $54 million in 2009, and $57 million in 2010.  We expense advertising costs as incurred and these costs were approximately $1 million in 2008, approximately $.6 million in 2009 and $.7 million in 2010.  We expense research, development and certain sales technical support costs as incurred and these costs approximated $12 million in each of 2008 and 2009 and $13 million in 2010.

Note 2 -  Geographic information:

Our operations are associated with the production and sale of titanium dioxide pigments (“TiO2”).  TiO2 is used to impart whiteness, brightness and opacity to a wide variety of products, including paints, plastics, paper, fibers and ceramics.  All of our net assets are located in Europe.

For geographic information, we attribute net sales to the place of manufacture (point of origin) and to the location of the customer (point of destination); we attribute property and equipment to their physical location.

	Years ended December 31,
	2008	2009	2010
	(In millions)
Geographic areas
Net sales – point of origin:
Germany	$694.8	$616.5	$714.2
Belgium	207.7	164.4	209.1
Norway	194.3	139.5	188.3
Eliminations	(143.9)	(100.5)	(113.1)

Total	$952.9	$819.9	$998.5

	Years ended December 31,
	2008	2009	2010
	(In millions)
Net sales – point of destination:

Europe	$809.8	$669.0	$821.8
North America	15.5	20.6	11.7
Other	127.6	130.3	165.0

Total	$952.9	$819.9	$998.5

	December 31,
	2009	2010
	(In millions)

Identifiable assets - net property and equipment:

Germany	$263.1	$236.3
Belgium	62.8	66.3
Norway	101.2	95.2
Other	3.6	4.1

Total	$430.7	$401.9

Note 3 -  Accounts and other receivables:

	December 31,
	2009	2010
	(In millions)

Trade receivables	$126.8	$137.9
Recoverable VAT and other receivables	15.3	23.0
Refundable income taxes	.4	.9
Allowance for doubtful accounts	(2.6)	(2.2)

Total	$139.9	$159.6

Note 4 -  Inventories

	December 31,
	2009	2010
	(In millions)

Raw materials	$46.8	$41.5
Work in process	13.3	9.9
Finished products	98.9	107.0
Supplies	48.7	44.5

Total	$207.7	$202.9

Note 5 -  Accounts payable and accrued liabilities:

	December 31,
	2009	2010
	(In millions)

Accounts payable	$69.9	$81.1
Employee benefits	18.7	25.0
Accrued sales discounts and rebates	19.3	9.0
Accrued interest	7.9	7.4
Other	17.2	15.7

Total	$133.0	$138.2

Note 6 - Long-term debt:

	December 31,
	2009	2010
	(In millions)

Long-term debt:
6.5% Senior Secured Notes	$574.6	$532.8
Revolving credit facility	13.0	-
Other	8.9	6.8

Total debt	596.5	539.6
Less current maturities	2.1	2.2

Total long-term debt	$594.4	$537.4

Senior Secured Notes.  In April 2006, we issued euro 400 million principal amount of 6.5% Senior Secured Notes (“6.5% Notes”) due 2013 at 99.306% of the principal amount ($498.5 million when issued).  We collateralized the 6.5% Notes with a pledge of 65% of the common stock or other ownership interests of certain of our first-tier European operating subsidiaries: Kronos Titan GmbH, Kronos Denmark ApS, Kronos Limited and Société Industrielle du Titane, S.A.  We issued the 6.5% Notes pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of the assets to, another entity.  At our option, we may redeem the 6.5% Notes at redemption prices of 102.167% of the principal amount through October 2011, declining to 101.08% of the principal amount through October 2012 and 100% of the principal amount on or after October 15, 2012.  In this regard, on February 17, 2011, we called for the redemption of euro 80 million principal amount of the 6.5% Notes on March 24, 2011.  We intend to borrow under our European revolving credit facility discussed below in order to fund such redemption.

In the event of a change of control, as defined in the agreement, we would be required to make an offer to purchase our 6.5% Notes at 101% of the principal amount.  We would also be required to make an offer to purchase a specified portion of our 6.5% Notes at par value in the event we generate a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period.  See Note 13.  The indenture also contains certain cross-referenced provisions, as discussed below.  The carrying amount of the 6.5% Notes includes unamortized original issue discount of euro 1.3 million ($1.9 million) and euro .9 million ($1.2 million) at December 31, 2009 and 2010, respectively.

Revolving Credit Facility. Our operating subsidiaries in Germany, Belgium, Norway and Denmark have a euro 80 million secured revolving bank credit facility that, as amended, matures in October 2013.  We may denominate borrowings in euros, Norwegian kroner or U.S. dollars.  We may also issue up to euro 5 million of letters of credit.  Outstanding borrowings bear interest at rates ranging from LIBOR plus 1.75% to LIBOR plus 1.5%.  The facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower.  The facility contains certain restrictive covenants that, among other things, restrict the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of the assets to, another entity.  In addition, the credit facility contains customary cross-default provisions with respect to other debt and obligations of the borrowers, KII and its other subsidiaries.  As of December 31, 2010, no amounts were outstanding under the European Credit Facility and the equivalent of $106.8 million was available for borrowing by the subsidiaries.

Restrictions and other.  Aggregate maturities of long-term debt at December 31, 2010:

Years ending December 31,	Amount
(In millions)

2011	$2.2
2012	2.2
2013	534.0
2014	.5
2015	.4
2016 and thereafter	.3

Total	$539.6

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

The credit facility described above requires the respective borrower to maintain minimum levels of equity, requires the maintenance of certain financial ratios, limits dividends and additional indebtedness and contains other provisions and restrictive covenants customary in lending transactions of this type.  We are in compliance with all of our debt covenants at December 31, 2010.  We believe we will be able to comply with the financial covenants contained in our credit facility through the maturity of the facility; however if future operating results differ materially from our expectations we may be unable to maintain compliance.

At December 31, 2010, our restricted net assets approximated $138.4 million.  The terms of the indenture governing the 6.5% Notes limits our ability to pay dividends and make other restricted payments.  At December 31, 2010, the maximum amount of dividends and other restricted payments that we could make (the “Restricted Payment Basket”) was $41.9 million.

Note 7 - Income taxes:

	Years ended December 31,
	2008	2009	2010
	(In millions)
Pre-tax income (loss):
Germany	$(5.5)	$(76.1)	$36.7
Other non-U.S.	28.2	2.3	37.6

Total	$22.7	$(73.8)	$74.3

Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$7.9	$(25.8)	$26.0
Non-U.S. tax rates	(1.0)	2.3	(2.6)
Incremental tax and rate differences on equity in earnings of non-tax group companies	.3	-	-
German tax attribute adjustments	(7.2)	.2	(35.2)
Nondeductible expenses	2.2	1.9	1.8
Uncertain tax positions, net	-	(4.7)	.7
Nontaxable income	(.9)	(.9)	(.9)
Tax rate change	-	-	(1.7)
Other, net	.1	(.3)	(.3)

Provision for income taxes (benefit)	$1.4	$(27.3)	$(12.2)

Components of income tax expense (benefit):
Currently payable:
Germany	$.8	$.3	$1.9
Other non – U.S.	7.3	2.2	11.8

	8.1	2.5	13.7
Deferred income taxes (benefit):
Germany	(7.7)	(27.0)	(25.5)
Other non - U.S.	1.0	(2.8)	(.4)

	(6.7)	(29.8)	(25.9)

Provision for income taxes (benefit)	$1.4	$(27.3)	$(12.2)

	Years ended December 31,
	2008	2009	2010
	(In millions)
Comprehensive provision for income taxes (benefit) allocable to:
Income (loss) from operations	$1.4	$(27.3)	$(12.2)
Other comprehensive income – Pension plans	(.4)	2.2	.1

Total	$1.0	$(25.1)	$(12.1)

The components of our net deferred income taxes at December 31, 2009 and 2010 are summarized in the following table.

	December 31,
	2009		2010
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Tax effect of temporary differences related to:
Inventories	$-	$(3.5)	$-	$(3.8)
Property and equipment	-	(35.3)	-	(37.8)
Accrued pension cost	-	-	1.2
Other accrued liabilities and deductible differences	19.1	-	13.1	-
Other taxable differences	-	(6.8)	-	(5.3)
Tax loss and tax credit carryforwards	195.8	-	205.1	-
Valuation allowance	-	-	(.1)	-
Adjusted gross deferred tax assets (liabilities)	214.9	(45.6)	219.3	(46.9)
Netting of items by tax jurisdiction	(29.3)	29.3	(27.3)	27.3

	185.6	(16.3)	192.0	(19.6)
Less net current deferred tax asset (liability)	.1	(4.7)	.4	(4.7)

Net noncurrent deferred tax asset (liability)	$185.5	$(11.6)	$191.6	$(14.9)

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

Tax authorities are examining certain of our tax returns and have or may propose tax deficiencies, including penalties and interest.  Because of the inherent uncertainties involved in the settlement initiatives and court and tax proceedings, we cannot guarantee that these tax matters will be resolved in our favor, and therefore our potential exposure, if any, is also uncertain.  We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued during 2008, 2009, and 2010 was not material, and at December 31, 2008, 2009, and 2010 we had $2.7 million, $2.5 million, and $2.7 million respectively, accrued for interest and penalties for our uncertain tax positions.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2008, 2009, and 2010:

	Year Ended December 31,
	2008	2009	2010
	(In millions)
Changes in unrecognized tax benefits:
Unrecognized tax benefits at beginning of year	$11.9	$10.4	$7.0
Net increase (decrease):
Tax positions taken in prior periods	(1.1)	(5.0)	(.1)
Tax positions taken in current period	1.8	.9	.6
Settlements with taxing authorities – cash paid	(.1)	-	-
Lapse of applicable statute of limitations	(.7)	-	-
Change in currency exchange rates	(1.4)	.7	.4

Unrecognized tax benefits at end of year	$10.4	$7.0	$7.9

If our uncertain tax positions were recognized, a benefit of $13.1   million, $9.5 million, and $10.6 million would affect our effective income tax rates from continuing operations for 2008, 2009, and 2010 respectively.  We currently estimate that our unrecognized tax benefits will not change materially during the next twelve months.

We file income tax returns in various U.S. federal, state and local jurisdictions.  We also file income tax returns in various non U.S. jurisdictions, principally in Germany, Belgium and Norway.  Our non U.S. income tax returns are generally considered closed to examination for years prior to 2006 for Germany; 2007 for Belgium and 2001 for Norway.

At December 31, 2010, we had the equivalent of $952 million and $349  million of net operating loss carryforwards for German corporate and trade tax purposes, respectively.  At December 31, 2010, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of these carryforwards, particularly if the economic recovery were to be short-lived or we generate operating losses in our German operations for an extended period of time, it is possible we might conclude the benefit of the carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Note 8 - Employee benefit plans:

Defined contribution plans.  We maintain various defined contribution pension plans with our contributions based on matching or other formulas.  Defined contribution plan expense was approximately $.6 million in 2008, $.7 million in 2009 and $.9 million in 2010.

Accounting for defined benefit plans.  We recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension plans on our Consolidated Balance Sheets.  Changes in the funded status of these plans are recognized either in net income (loss), to the extent they are reflected in periodic benefit cost, or through other comprehensive income (loss).  We used December 31 as a measurement date for our pension plans.

Defined benefit plans.  We sponsor various defined benefit pension plans.  Employees are covered by plans in their respective countries.  The benefits under our plans are based upon years of service and employee compensation.  Our funding policy is to contribute annually the minimum amount required under ERISA equivalent of non-U.S. regulations plus additional amounts as we deem appropriate.

We expect to contribute the equivalent of approximately $21.6 million to all of our defined benefit pension plans during 2011.  Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In millions)

2011	$18.1
2012	20.6
2013	19.1
2014	19.2
2015	18.4
Next 5 years	94.2

The funded status of our defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2009	2010
	(In millions)
Change in projected benefit obligations (“PBO”):
Benefit obligations at beginning of the year	$317.1	$347.8
Service cost	6.8	8.0
Interest cost	18.1	17.2
Participant contributions	1.5	1.7
Actuarial losses	7.6	12.9
Plan amendment	-	1.0
Change in currency exchange rates	16.9	(22.1)
Benefits paid	(20.2)	(18.8)

Benefit obligations at end of the year	347.8	347.7

Change in plan assets:
Fair value of plan assets at beginning of the year	203.1	238.0
Actual return on plan assets	22.4	21.1
Employer contributions	18.1	17.8
Participant contributions	1.5	1.7
Change in currency exchange rates	13.1	(13.9)
Benefits paid	(20.2)	(18.8)

Fair value of plan assets at end of year	238.0	245.9

Funded status	$(109.8)	$(101.8)

Amounts recognized in the balance sheet:
Noncurrent pension asset	$.3	$.3
Accrued pension costs:
Current	(1.5)	(1.4)
Noncurrent	(108.6)	(100.7)

Total	$(109.8)	$(101.8)

Accumulated other comprehensive loss:
Actuarial losses	$90.1	$89.2
Prior service cost	3.9	4.4
Net transition obligations	.2	.2

Total	$94.2	$93.8

Accumulated benefit obligations (“ABO”)	$315.5	$317.9

In the fourth quarter of 2010, we amended our benefit formula for most participants of our Belgian plan effective January 1, 2011, resulting in a prior service cost of approximately $1 million as of December 31, 2010.  Key assumptions as of December 31, 2010 now reflect these plan revisions to the benefit formula.

The components of our net periodic defined benefit pension cost are presented in the table below.  In the fourth quarter of 2008 we recognized a $6.9 million adjustment in connection with the correction of our pension expense previously recognized for 2006 and 2007.  The $6.9 million adjustment consisted of $2.0 million of service cost, $4.1 million of interest cost credit and $4.8 million of recognized actuarial gains.  The amounts shown below for the amortization of prior service cost, net transition obligations and recognized actuarial losses for 2008, 2009 and 2010 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2007, 2008 and 2009, respectively, net of deferred income taxes.

	Years ended December 31,
	2008	2009	2010
	(In millions)
Net periodic pension cost:
Service cost benefits	$7.0	$6.8	$8.0
Interest cost on PBO	13.9	18.1	17.2
Expected return on plan assets	(13.4)	(12.0)	(12.2)
Recognized actuarial losses (gain)	(1.4)	4.6	4.6
Amortization of prior service cost	.6	.5	.5
Amortization of net transition obligations	.2	.2	.1

Total	$6.9	$18.2	$18.2

Certain information concerning our defined benefit pension plans is presented in the table below.

	December 31,
	2009	2010
	(In millions)

Plans for which the ABO exceeds plan assets:
PBO	$289.9	$287.9
ABO	266.3	265.3
Fair value of plan assets	181.4	187.2

The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2009 and 2010 are presented in the table below.

	December 31,
Rate	2009	2010

Discount rate	5.5%	5.1%
Increase in future compensation levels	3.2%	3.1%

The weighted-average rate assumptions used in determining the net periodic pension cost for 2008, 2009 and 2010 are presented in the table below.

	Years ended December 31,
Rate	2008	2009	2010

Discount rate	5.5%	5.8%	5.5%
Increase in future compensation levels	3.0%	3.2%	3.2%
Long-term return on plan assets	5.7%	5.7%	5.4%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The amounts shown in the above tables for actuarial losses, prior service cost and net transition obligations at December 31, 2009 and 2010 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years.  These amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 2009 and 2010.  We expect approximately $4.8 million, $.6 million and $.1 million of the unrecognized actuarial losses, prior service costs and net transition obligations, respectively, will be recognized as components of our consolidated net periodic defined benefit pension cost in 2011.

The table below details the changes in our consolidated other comprehensive income (loss) during 2008, 2009 and 2010.

	Years Ended December 31,
	2008	2009	2010
	(In millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Current year:
Net actuarial gain (loss)	$(.9)	$2.1	$(3.8)
Plan amendment	-	-	(1.0)
Amortization of unrecognized:
Net actuarial losses (gain)	(1.4)	4.6	4.6
Prior service cost	.6	.5	.5
Net transition obligations	.2	.2	.1

Total	$(1.5)	$7.4	$.4

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

The composition of our December 31, 2009 and 2010 pension plan assets by asset category and fair value level were as follows:

	Fair Value Measurements at December 31, 2009
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)

Germany	$172.3	$-	$-	$172.3
Norway:
Local currency equities	3.6	3.6	-	-
Non local currency equities	6.4	6.4	-	-
Local currency fixed income	31.9	7.7	-	24.2
Non local fixed income	4.4	1.3	-	3.1
Cash and other	10.4	9.7	-	.7
Other	9.0	2.2	-	6.8

Total	$238.0	$30.9	$-	$207.1

	Fair Value Measurements at December 31, 2010
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)

Germany	$176.2	$-	$-	$176.2
Norway:
Local currency equities	11.5	11.5	-	-
Non local currency equities	.2	.2	-	-
Local currency fixed income	42.3	15.9	-	26.4
Non local fixed income	3.5	.5	-	3.0
Cash and other	1.2	.6	-	.6
Other	11.2	2.5	-	8.7

Total	$246.1	$31.2	$-	$214.9

A rollforward of the change in fair value of Level 3 assets follows:

	2009	2010
	(In millions)

Fair value at beginning of year	$178.9	$207.1
Gain on assets held at end of year	19.8	15.9
Gain (loss) on assets sold during the year	(1.4)	1.5
Assets purchased	20.2	20.0
Assets sold	(19.0)	(15.9)
Currency exchange rate fluctuations	8.6	(13.7)

Fair value at end of year	$207.1	$214.9

Note 9 – Other noncurrent liabilities:

	December 31,
	2009	2010
	(In millions)

Reserve for uncertain tax positions	$9.5	$10.6
Employee benefits	9.2	9.7
Other	3.4	3.9

Total	$22.1	$24.2

Note 10 – Common stock and notes receivable from affiliates:

NL common stock options held by employees of the Company.  At December 31, 2010, our employees held options to purchase 25,600 shares of NL common stock, all of which were exercisable.  These options were exercisable until February 2011 at an exercise price of $11.49 per share.  At December 31, 2010, the quoted market price of NL’s common stock was $11.16 per share.  No options were exercised during 2008; 700 and 6,300 options were exercised during 2009 and 2010, respectively.

Common stock dividends.  We paid cash dividends to Kronos of $34.9 million in 2008, nil in 2009, and nil in 2010.

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

Current receivables from and payables to affiliates are summarized in the table below.

	December 31,
	2009	2010
	(In millions)
Current receivables from affiliates:
Kronos Canada Inc. (“KC”)	$1.6	$1.9

Current payables to affiliate:
Kronos (US), Inc. (“KUS”)	$30.2	$14.0
Kronos Canada, inc.	.2	.2

Total	$30.4	$14.2

Interest income on all loans to related parties, consisting of the interest income earned on our notes receivable from Kronos discussed in Note 10, was $17.3 million in 2008, none in 2009 and none in 2010.

Net amounts between us and KUS were generally related to product sales and purchases and raw material purchases.  Net amounts between us and KC were generally related to product sales and purchases and royalties.  KUS and KC are both subsidiaries of Kronos.

Sales of TiO2 to KUS and KC aggregated $15.3 million in 2008, $20.5 million in 2009 and $11.7 million in 2010.

Purchases of TiO2 from KUS were $.1 million in 2008, $3.7 million in 2009 and $1.5 million in 2010.  Purchases of TiO2 from KC were $1.4 million in 2008, $5.9 million in 2009 and $6.7 million in 2010.

KUS purchases the rutile and slag feedstock used as a raw material in all of our chloride process TiO2 facilities.  We purchase such feedstock from KUS for use in our facilities for an amount equal to the amount paid by KUS to the third-party supplier plus an administrative fee.  Such feedstock purchases including the administrative fee were $154.3 million in 2008, $99.8 million in 2009 and $145.2 million in 2010.

Royalty income received from KC for use of certain of our intellectual property was $6.5 million in 2008, $5.9 million in 2009 and $8.6 million in 2010.

Under the terms of various intercorporate services agreements ("ISAs") entered into between us and various related parties, including Contran, employees of one company will provide certain management, tax planning, financial and administrative services to the other company on a fee basis.  Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient, and the compensation and associated expenses of such persons.  Because of the large number of companies affiliated with Contran, Kronos Worldwide and NL, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. These ISA agreements are reviewed and approved by the applicable independent directors of the companies that are parties to the agreements.  The net ISA fee charged to us included in selling, general and administrative expense was $3.5 million in 2008, $2.9 million in 2009 and $2.9 million in 2010.

Tall Pines Insurance Company, and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including ourselves.  Tall Pines and EWI are subsidiaries of Valhi.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker.  The aggregate premiums paid to Tall Pines and EWI by us were $5.0 million in 2008, $5.3 million in 2009 and $4.8 million in 2010.  These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines and EWI.  Tall Pines purchases reinsurance for substantially all of the risks it underwrites.  We expect these relationships with Tall Pines and EWI will continue in 2011.

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

Concentrations of credit risk.  Sales of TiO2 accounted for about 84% of our sales in 2008 and 86% in each of 2009 and 2010.  The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals and certain titanium chemical products (derived from co-products of the TiO2 production processes).  TiO2 is generally sold to the paint, plastics and paper industries.  Such markets are generally considered “quality-of-life” markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions.  We sell TiO2 to over 3,000 customers, with the top ten customers (excluding sales to KC and KUS) approximating 20%, 20% and 21% of net sales in 2008, 2009 and 2010, respectively.  We did not have sales to a single customer comprising over 10% of our net sales in any of the previous three years.  The table below shows our percentage of TiO2 sales by volume sold to customers in our significant markets, Europe and North American, for the last three years.

	2008	2009	2010

Europe	80%	77%	80%
North America	2%	3%	1%

Long-term contracts.  KUS has long-term supply contracts that provide for certain of its affiliates’ TiO2 feedstock requirements through 2015 including our feed stock requirements.  See Note 11 for chloride feedstock purchases from KUS.  In addition, we have other long-term supply and service contracts that provide for various raw materials and services.  These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $115 million at December 31, 2010.

Operating leases.  Our principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease with Bayer AG that expires in 2050.  The Leverkusen facility itself, which we own and which represents approximately one-half of our current TiO2 production capacity, is located within Bayer’s extensive manufacturing complex.  We periodically establish the amount of rent for the land lease associated with the Leverkusen facility by agreement with Bayer for periods of at least two years at a time.  The lease agreement provides for no formula, index or other mechanism to determine changes in the rent for such land lease; rather, any change in the rent is subject solely to periodic negotiation between Bayer and us.  We recognize any change in the rent based on such negotiations as part of lease expense starting from the time such change is agreed upon by both parties, as any such change in the rent is deemed “contingent rentals” under GAAP.  Under a separate supplies and services agreement expiring in 2011, Bayer provides some raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility.

We also lease various other manufacturing facilities and equipment.  Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively.  In most cases we expect that, in the normal course of business, such leases will be renewed or replaced by other leases.  Net rent expense approximated $10 million in 2008, $9 million in 2009, and $9 million in 2010.

At December 31, 2010, future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year were as follows:

Years ending December 31,	Amount
(In millions)

2011	$4.2
2012	3.3
2013	3.1
2014	1.9
2015	1.2
2016 and thereafter	18.0

Total	$31.7

Approximately $19 million of the $31.7 million aggregate future minimum rental commitments at December 31, 2010 relates to our Leverkusen facility lease discussed above.  The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2009.  As discussed above, any change in the rent is based solely on negotiations between Bayer and ourselves, and any such change in the rent is deemed “contingent rentals” under GAAP which is excluded from the future minimum lease payments disclosed above.

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

Note 13 - Financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2009 and 2010:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

December 31, 2009:
Currency forward contracts	$1.6	$1.6	-	-

December 31, 2010:
Currency forward contracts	2.6	2.6	-	-

Certain of our sales generated by our operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Derivatives used to hedge forecasted transactions and specific cash flows associated with financial assets and liabilities denominated in currencies other than the U.S. dollar and which meet the criteria for hedge accounting are designated as cash flow hedges.  Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings.  Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions.  The fair value of the currency forward contracts is determined using Level 1 inputs based on the currency spot forward rates quoted by banks.  At December 31, 2010, we had currency forward contracts to exchange:

•
an aggregate $20.1 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 5.94 to kroner 6.60 per U.S. dollar.  These contracts with DnB Nor Bank ASA mature from January 2011 through July 2011 at a rate of $2.3 million to $5.5 million per month.

•
an aggregate euro 17.8 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.16 to kroner 8.28 per euro.  These contracts with DnB Nor Bank ASA mature from January 2011 through August 2011 at a rate of euro 1.8 million to euro 2.5 million per month, subject to early redemption provisions at our option.

The estimated fair value of such currency forward contracts at December 31, 2010 was a $2.6 million net asset which is recognized as part of Accounts and other receivables in our Consolidated Balance Sheet and a corresponding $2.6 million currency transaction gain in our Consolidated Statement of Operations.  To the extent we held such contracts during 2008, 2009 and 2010, we did not use hedge accounting for any of our contracts.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2009 and 2010.

	December 31,		December 31,
	2009		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)

Cash, cash equivalents and restricted cash	$31.1	$31.1	$51.7	$51.7

Notes payable and long-term debt:
Fixed rate with market quotes -
6.5% Senior Secured Notes	$574.6	$466.2	$532.8	$536.0
European credit facility	13.0	13.0	-	-

At December 31, 2009 and 2010, the estimated market price of the 6.5% Notes was approximately euro 809 and euro 1,004 per euro 1,000 principal amount, respectively.  Fair value of our 6.5% Notes is based upon quoted market prices at each balance sheet date; these quoted market prices represent Level 2 inputs because the markets in which the Notes trade are not active.  See Note 1.

Note 14 - Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions)

Year ended December 31, 2009
Net sales	$171.6	$196.7	$224.6	$227.0
Gross margin	(6.5)	(1.0)	40.1	34.6
Net income (loss)	(24.0)	(26.1)	3.0	.6

Year ended December 31, 2010
Net sales	$228.8	$256.6	$250.4	$262.7
Gross margin	41.2	55.0	57.6	70.7
Net income	40.3	9.0	15.4	21.8

In the fourth quarter of 2009, we recognized a non-cash $4.7 million income tax benefit related to a net decrease in our reserve for uncertain tax positions.  See Note 7.  Also in the fourth quarter of 2009, we recognized a $.9 million adjustment ($.6 million, net of income taxes) in connection with the correction of our employee benefit expense previously recognized for 2007, 2008, and the first three quarters of 2009.

In the first quarter 2010 we recognized a non-cash $35.2 million income tax benefit related an increase in our German net operating loss carryforwards.  See Note 7.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

(In millions)

	December 31,
	2009	2010

Current assets:
Cash and cash equivalents	$2.7	$8.2
Receivable from affiliates	33.0	43.4
Accounts and notes receivable	9.7	12.8
Other	.4	.2

Total current assets	45.8	64.6

Other assets:
Investment in subsidiaries	518.4	555.9
Deferred income taxes	197.2	206.4
Other	5.0	3.3
Property and equipment, net	6.4	7.3

Total other assets	727.0	772.9

Total assets	$772.8	$837.5

Current liabilities:
Accounts payable and accrued liabilities	$14.3	$17.2
Payable to affiliates	43.1	93.7
Income taxes	25.9	.8
Deferred income taxes	.2	.4

Total current liabilities	83.5	112.1

Noncurrent liabilities:
Long-term debt	574.6	532.8
Other	11.3	12.2

Total noncurrent liabilities	585.9	545.0

Stockholder’s equity	103.4	180.4

Total liabilities and stockholder’s equity	$772.8	$837.5

The accompanying Notes are an integral part of the Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Operations

(In millions)

	Years ended December 31,
	2008	2009	2010
Revenues and other income:
Net sales	$67.2	$60.2	$62.7
Equity in earnings (losses) of subsidiaries	27.7	(26.1)	70.2
Interest income from affiliates	19.1	2.8	4.6
Royalty income	19.9	16.7	22.7
Currency translation gains (losses), net	(.8)	.3	.1
Other income, net	.1	.1	.8

	133.2	54.0	161.1

Costs and expenses:
Cost of sales	38.2	36.0	36.9
General and administrative	41.4	36.7	39.1
Interest expense	40.4	38.2	36.6
Interest expense to affiliates	1.5	3.2	6.3

	121.5	114.1	118.9

Income (loss) before income taxes	11.7	(60.1)	42.2

Income tax benefit	(9.6)	(13.6)	(44.3)

Net income (loss)	$21.3	$(46.5)	$86.5

The accompanying Notes are an integral part of the Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Cash Flows

(In millions)

	Years ended December 31,
	2008	2009	2010
Cash flows from operating activities:
Net income (loss)	$21.3	$(46.5)	$86.5
Cash distributions from subsidiaries	37.5	1.0	1.0
Noncash interest expense	1.5	1.4	1.3
Deferred income taxes	(15.6)	(26.3)	(29.8)
Equity in (earnings) losses of subsidiaries	(27.7)	26.1	(70.2)
Other, net	2.2	4.7	3.8
Net change in assets and liabilities	13.3	36.9	15.5

Net cash provided by (used in) operating activities	32.5	(2.7)	8.1

Cash flows used in investing activities -
capital expenditures	(1.8)	(.8)	(2.2)

Cash flows used in financing activities -
dividends paid	(34.9)	-	-

Net change during the year from operating, investing and financing activities	(4.2)	(3.5)	5.9
Currency translation	.1	1.3	(.4)
Balance at beginning of year	9.0	4.9	2.7

Balance at end of year	$4.9	$2.7	$8.2
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

Note 2 – Investment in and advances to subsidiaries:

	December 31,
	2009	2010
	(In millions)
Current:
Receivable from:
Kronos Titan GmbH (“TG”) – income taxes	$27.0	$37.7
Kronos Europe S.A./N.V.	1.9	2.0
Kronos Canada	1.7	1.9
Kronos Titan A/S	1.7	.8
Titania A/S	.4	.7
TG	.3	.3

	$33.0	$43.4
Payable to:
TG	$29.1	$80.4
Kronos UK	6.2	6.0
Societe Industrielle du Titane, S.A.	7.8	7.3

	$43.1	$93.7

	December 31,
	2009	2010
	(In millions)
Investment in:
TG	$287.8	$311.3
Kronos Denmark ApS (“KDK”)	196.5	205.1
Other	34.1	39.5

	$518.4	$555.9

	December 31,
	2008	2009	2010
	(In millions)
Equity in earnings (losses) of subsidiaries:
TG	$8.0	$(28.8)	$44.2
KDK	15.2	(1.2)	17.8
Other	4.5	3.9	8.2

	$27.7	$(26.1)	$70.2

Note 3 - Long-term debt:

	December 31,
	2009	2010
	(In millions)

6.5% Senior Secured Notes due 2013	$574.6	$532.8

Senior Secured Notes – In April 2006, we issued euro 400 million principal amount of 6.5% Senior Secured Notes (“6.5% Notes”) due 2013, at 99.306% of the principal amount ($498.5 million when issued).  We collateralized the 6.5% Notes with a pledge of 65% of the common stock or other ownership interests of certain of our first-tier operating subsidiaries.  Such operating subsidiaries are Kronos Titan GmbH, Kronos Denmark ApS, Kronos Limited and Societe Industrielle du Titane, S.A.  We issued the 6.5% Notes pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts our ability and that of our subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of the assets of these subsidiaries to another entity.  At our option, we may redeem the 6.5% notes at redemption prices of 102.167% of the principal amount through October 2011, declining to 101.08% of the principal amount through October 2012 and 100% of the principal amount on or after October 15, 2012.  In this regard, on February 17, 2011, we called for the redemption of euro 80 million principal amount of the 6.5% Notes on March 24, 2011.  We intend to borrow under our European revolving credit facility, discussed in Note 7 to the Consolidated Financial Statements, in order to fund such redemption.

In the event of a change of control, as defined, we would be required to make an offer to purchase the 6.5% Notes at 101% of the principal amount.  We would also be required to make an offer to purchase a specified portion of the 6.5% Notes at par value in the event we generate a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period.  The carrying amount of the 6.5% Notes includes euro 1.3 million ($1.9 million) and euro .9 million ($1.2 million) of unamortized original issue discount at December 31, 2009 and 2010, respectively.

KRONOS TITAN GMBH

Index of Financial Statements

Financial Statements	Pages

Report of Independent Registered Public Accounting Firm	FA-2

Balance Sheets –
December 31, 2009 and 2010	FA-3

Statements of Operations –
Years ended December 31, 2008, 2009 and 2010	FA-5

Statements of Comprehensive Income (Loss) -
Years ended December 31, 2008, 2009 and 2010	FA-6

Statements of Owner’s Equity –
Years ended December 31, 2008, 2009 and 2010	FA-7

Statements of Cash Flows –
Year ended December 31, 2008, 2009 and 2010	FA-8

Notes to Financial Statements	FA-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Owner of Kronos Titan GmbH:

In our opinion, the accompanying balance sheets and the related statements of operations, of comprehensive income (loss), of owner’s equity and of cash flows present fairly, in all material respects, the financial position of Kronos Titan GmbH at December 31, 2009 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Dallas, Texas
March 4, 2011

KRONOS TITAN GMBH

BALANCE SHEETS

(In millions)

	December 31,
ASSETS	2009	2010

Current assets:
Cash and cash equivalents	$17.6	$37.1
Accounts and other receivables	99.6	107.1
Receivable from affiliates	31.7	80.5
Refundable income taxes	24.7	-
Inventories	117.5	128.2
Prepaid expenses	2.3	1.7

Total current assets	293.4	354.6

Other assets	.7	1.1

Property and equipment:
Land	16.8	15.6
Buildings	133.3	124.8
Machinery and equipment	578.1	544.5
Construction in progress	7.2	6.3

Total property and equipment	735.4	691.2

Less accumulated depreciation and amortization	480.1	463.3

Net property and equipment	255.3	227.9

Total assets	$549.4	$583.6

KRONOS TITAN GMBH

BALANCE SHEETS (CONTINUED)

(In millions)

	December 31,
LIABILITIES AND OWNER’S EQUITY	2009	2010

Current liabilities:
Accounts payable and accrued liabilities	$68.1	$69.8
Payables to affiliates	71.6	83.6
Deferred income taxes	3.2	3.8

Total current liabilities	142.9	157.2

Noncurrent liabilities:
Accrued pension cost	101.0	93.9
Deferred income taxes	10.7	13.7
Other	7.0	7.5

Total noncurrent liabilities	118.7	115.1

Owner’s equity:
Subscribed capital	12.5	12.5
Paid in capital	200.1	200.1
Retained earnings (deficit)	(15.5)	28.7
Accumulated other comprehensive income (loss):
Currency translation	137.8	115.4
Defined benefit pension plans	(47.1)	(45.4)

Total owner’s equity	287.8	311.3

Total liabilities and owner’s equity	$549.4	$583.6

Commitments and contingencies (Notes 6 and 11)

See accompanying Notes to Financial Statements.

KRONOS TITAN GMBH

STATEMENTS OF OPERATIONS

(In millions)

	Years ended December 31,
	2008	2009	2010

Net sales	$662.3	$583.8	$683.8
Cost of sales	596.5	571.8	569.1

Gross margin	65.8	12.0	114.7

Selling, general and administrative expense	56.8	52.6	55.9
Other operating income (expense):
Currency transaction gains (losses), net	.5	(2.5)	2.7
Disposition of property and equipment	(.4)	(.4)	(.8)
Other income	-	.5	.4

Income (loss) from operations	9.1	(43.0)	61.1

Other income (expense):
Trade interest income	.6	.1	.1
Interest and other income from affiliates	5.4	5.2	8.8
Interest and other expense to affiliates	(3.5)	(3.2)	(4.7)
Interest expense	(1.0)	(1.0)	(.5)

Income (loss) before income taxes	10.6	(41.9)	64.8

Provision for income taxes (benefit)	2.6	(13.1)	20.6

Net income (loss)	$8.0	$(28.8)	$44.2

See accompanying Notes to Financial Statements.

KRONOS TITAN GMBH

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years ended December 31,
	2008	2009	2010

Net income (loss)	$8.0	$(28.8)	$44.2

Other comprehensive income (loss), net of tax:
Currency translation adjustment	(14.6)	5.5	(22.4)

Pension plans:
Amortization of prior service cost and net losses included in periodic pension cost	(1.1)	2.6	3.0
Net actuarial gain (loss) arising during year	3.3	.2	(1.3)

	2.2	2.8	1.7

Total other comprehensive income (loss)	(12.4)	8.3	(20.7)

Comprehensive income (loss)	$(4.4)	$(20.5)	$23.5

See accompanying Notes to Financial Statements.

KRONOS TITAN GMBH

STATEMENTS OF OWNER’S EQUITY

Years ended December 31, 2008, 2009 and 2010
(In millions)

				Accumulated other
				comprehensive
	Owner’s Equity		Retained	income (loss)
	Subscribed	Paid-in	earnings	Currency	Pension
	capital	capital	(deficit)	translation	plans	Total

Balance at December 31, 2007	$12.5	$196.0	$25.2	$146.9	$(52.1)	$328.5

Net income	-	-	8.0	-	-	8.0
Dividends paid	-	-	(19.9)	-	-	(19.9)
Noncash capital transaction	-	4.1	-	-	-	4.1
Other comprehensive income (loss), net of tax	-	-	-	(14.6)	2.2	(12.4)

Balance at December 31, 2008	12.5	200.1	13.3	132.3	(49.9)	308.3

Net loss	-	-	(28.8)	-	-	(28.8)
Other comprehensive income, net of tax	-	-	-	5.5	2.8	8.3

Balance at December 31, 2009	12.5	200.1	(15.5)	137.8	(47.1)	287.8

Net income	-	-	44.2	-	-	44.2
Other comprehensive income (loss), net of tax	-	-	-	(22.4)	1.7	(20.7)

Balance at December 31, 2010	$12.5	$200.1	$28.7	$115.4	$(45.4)	$311.3

See accompanying Notes to Financial Statements.

KRONOS TITAN GMBH
STATEMENTS OF CASH FLOWS
(In millions)
	Years ended December 31,
	2008	2009	2010

Cash flows from operating activities:
Net income (loss)	$8.0	$(28.8)	$44.2
Depreciation, depletion and amortization	24.7	22.8	21.4
Deferred income taxes	8.0	4.0	3.7
Pension, net	(8.2)	(.8)	.1
Other, net	.8	2.3	1.5
Change in assets and liabilities:
Accounts and notes receivable	17.8	(10.1)	(16.3)
Inventories	(65.5)	78.9	(20.3)
Prepaid expenses	(.1)	(.7)	.3
Accounts payable and accrued liabilities	10.4	(4.1)	(5.3)
Income taxes	1.4	(.6)	24.3
Accounts with affiliates	(19.0)	(19.6)	(32.5)
Other noncurrent assets	(.7)	.5	.1
Other noncurrent liabilities	(1.4)	(5.5)	10.6

Net cash (used in) provided by operating activities	(23.8)	38.3	31.8

Cash flows used in investing activities – capital expenditures	(20.4)	(8.7)	(12.1)

Cash flows from financing activities:
Loans from affiliates:
Loans	27.2	16.9	25.1
Repayments	(8.6)	(34.1)	(23.7)
Deferred financing fees	(.3)	(.2)	(.4)
Dividends paid	(19.9)	-	-

Net cash (used in) provided by financing activities	(1.6)	(17.4)	1.0

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(45.8)	12.2	20.7
Currency translation	(2.0)	2.6	(1.2)
Net change for year	(47.8)	14.8	19.5

Balance at beginning of year	50.6	2.8	17.6

Balance at end of year	$2.8	$17.6	$37.1

Supplemental disclosures-
Cash paid for:
Interest	$.9	$.8	$.2
Accrual for capital expenditures	2.5	1.5	2.7

See accompanying Notes to Financial Statements.

KRONOS TITAN GMBH

NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies:

Organization and basis of presentation.  Kronos Titan GmbH is a wholly-owned subsidiary of Kronos International, Inc. (“KII”).  KII is a wholly-owned subsidiary of Kronos Worldwide, Inc. (“Kronos”).  At December 31, 2010, (i) Valhi, Inc. held approximately 50% of Kronos’ common stock and NL Industries, Inc. (NYSE: NL) held approximately 30% of Kronos’ common stock, (ii) Valhi held 83% of NL’s outstanding common stock and (iii) subsidiaries of Contran Corporation held approximately 94% of Valhi’s outstanding common stock.  Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held by Mr. Simmons or persons or other entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of such companies.

In November, 2010, Kronos completed a secondary public offering of 8.97 million shares of Kronos common stock.  Upon completion of the offering, the Valhi consolidated aggregate ownership of Kronos was reduced from 95.2% (59.2% held by Valhi directly and 36.0% held by NL directly) to 80.4% (50.0% held by Valhi directly and 30.4% held by NL directly).  We did not receive any of the net proceeds from such offering.

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

In 2008, Kronos Chemie GmbH (“KCH”) a wholly owned subsidiary of KII, was merged with us.  At the date of the merger, the net assets of KCH were $4.1 million.  This transaction is reflected as a noncash capital transaction in the accompanying Statement of Owner’s Equity.

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

Derivatives and hedging activities.  We recognize derivatives as either assets or liabilities measured at fair value.  We recognize the changes in fair value of derivatives either in net income (loss) or other comprehensive income (loss), depending on the intended use of the derivative.

Cash and cash equivalents.  We classify bank deposits with original maturities of three months or less as cash equivalents.

Fair value of financial instruments. We carry marketable debt and equity securities at fair value.  Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, establishes a consistent framework for measuring fair value and beginning on January 1, 2008 (with certain exceptions) this framework is generally applied to all financial statements items required to be measured at fair value.  The standard requires fair value measurements to be classified and disclosed in one of the following three categories:

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

See Notes 7 and 12.

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

Property and equipment and depreciation.  We state property and equipment at cost including capitalized interest on borrowings during the actual construction period of major capital projects.  Capitalized interest costs were $.1 million in 2008 and $.2 million in each of 2009 and 2010.  We compute depreciation of property and equipment for financial reporting purposes principally by the straight-line method over the estimated useful lives of the assets as follows:

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

Employee benefit plans.  Accounting and funding policies for retirement plans are described in Note 7.

Income taxes.  We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets that we believe does not meet the more-likely-than-not recognition criteria.  See Note 6.  We are included in KII’s Organschaft.

We record a reserve for uncertain tax positions for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  The amount of the benefit associated with our uncertain tax positions that we recognized is limited to the largest amount for which we believe the likelihood of realization is greater than 50%.  We accrue penalties and interest on the difference between tax positions taken on our tax returns and the amount of benefit recognized for financial reporting purposes.  We classify our reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position.  See Note 6.

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

Selling, general and administrative expense; shipping and handling costs. Selling, general and administrative expense includes costs related to marketing, sales, distribution, shipping and handling, research and development and legal and administrative functions such as accounting, treasury and finance, and includes costs for salary and benefits, travel and entertainment, promotional materials and professional fees.   We include shipping and handling costs in selling, general and administrative expense and these costs were $30.9 million in 2008, $27.6 million in 2009 and $28.0 million in 2010.  We expense advertising costs as incurred and these costs were approximately $.3 million in each of 2008 and 2009 and $.4 million in 2010.

Note 2 – Accounts and notes receivable:

	December 31,
	2009	2010
	(In millions)

Trade receivables	$89.7	$93.4
Recoverable VAT and other receivables	12.0	15.2
Allowance for doubtful accounts	(2.1)	(1.5)

Total	$99.6	$107.1

Note 3 – Inventories:

	December 31,
	2009	2010
	(In millions)

Raw materials	$23.0	$24.3
Work in process	10.9	6.9
Finished products	61.9	77.0
Supplies	21.7	20.0

Total	$117.5	$128.2

Note 4 – Accounts payable and accrued liabilities:

	December 31,
	2009	2010
	(In millions)

Accounts payable	$41.2	$48.5
Accrued liabilities:
Employee benefits	6.8	10.3
Sales discounts and rebates	12.0	4.4
Waste acid recovery	4.9	4.8
Other	3.2	1.8

Total	$68.1	$69.8

Note 5 – Long-term debt:

Credit Facility. We and certain of KII’s subsidiaries in Belgium, Norway and Denmark (Kronos Europe S.A./N.V. - “KEU”, Kronos Titan AS - “TAS,”  Titania AS - “TIA,” Kronos Norge AS, the parent company of TAS and TIA and Kronos Denmark ApS “KDK,” the parent company of Kronos Norge and KEU), have a euro 80 million secured revolving credit facility that matures in October 2013.  We may denominate borrowings in euros, Norwegian kroner or U.S. dollars.  We may also issue up to euro 5 million letters of credit.  Outstanding borrowings bear interest at rates ranging from LIBOR plus 1.75% to LIBOR plus 1.50%.  The facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower.  The facility contains certain restrictive covenants which, among other things, restrict the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to another entity.  In addition, the credit facility contains customary cross-default provisions with respect to other debt and obligations of the borrowers, KII and its other subsidiaries.  As of December 31, 2010, no amounts were outstanding under the European Credit Facility and the equivalent of $106.8 million was available for borrowing by the subsidiaries.

Senior Secured Notes. In April 2006, KII (our parent company) issued an aggregate of euro 400 million principal amount of 6.5% Senior Secured Notes (“6.5% Notes”) due April 2013, at 99.306% of their principal amount ($498.5 million when issued) to yield an effective interest rate of 7.1%.  These 6.5% Notes are collateralized by a pledge of 65% of the common stock or other ownership interests of certain of KII’s first-tier operating subsidiaries.  Such operating subsidiaries are us, KDK, Kronos Limited and Société Industrielle du Titane, S.A.  KII issued the 6.5% Notes pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts our ability to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of our assets to another entity.  At KII’s option, they may redeem the 6.5% Notes at redemption prices of 102.167% of the principal amount through October 2011, declining to 101.08% of the principal amount through October 2012 and 100% on or after October 15, 2012.  In this regard, on February 17, 2011, we called for the redemption of euro 80 million principal amount of the 6.5% Notes on March 24, 2011.  We intend to borrow under our European revolving credit facility discussed above in order to fund such redemption.

In the event of a change of control, as defined, KII would be required to make an offer to purchase the 6.5% Notes at 101% of the principal amount.  KII would also be required to make an offer to purchase a specified portion of the 6.5% Notes at par value in the event KII generates a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period.  The indenture also contains certain cross-default provisions, as discussed below.  The carrying amount of the 6.5% Notes includes unamortized original issue discount of euro 1.3 million ($1.9 million) and euro .9 million ($1.2 million) at December 31, 2009 and 2010, respectively.

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

The credit facility described above requires the respective borrower to maintain minimum levels of equity, requires the maintenance of certain financial ratios, limits dividends and additional indebtedness and contains other provisions and restrictive covenants customary in lending transactions of this type.  We are in compliance with all of our debt covenants at December 31, 2010.  We believe we will be able to comply with the financial covenants contained in the credit facility through the maturity of the facility; however if future operating results differ materially from our expectations we may be unable to maintain compliance.

Note 6 – Income taxes:

	__Years ended December 31,__
	2008	2009	2010
	(In millions)

Pretax income (loss)	$10.6	$(41.9)	$64.8

Expected tax expense (benefit)	$1.7	$(6.6)	10.2
Trade income tax	1.6	(6.2)	10.1
Impact of rate change	-	-	.9
(Refund) assessment of prior year income taxes	.3	(.5)	-
Tax contingency reserve adjustment, net	(1.1)	.1	-
Prior year adjustment	-	-	(.7)
Other, net	.1	.1	.1

Income tax expense (benefit)	$2.6	$(13.1)	$20.6

Provision for income taxes (benefit):
Current income tax expense (benefit)	$(4.2)	$(17.3)	16.9
Deferred income tax expense	6.8	4.2	3.7

	$2.6	$(13.1)	$20.6

Comprehensive provision for income taxes (benefit) allocable to:
Income (loss) from operations	$2.6	$(13.1)	$20.6
Other comprehensive loss – Pension plans	1.0	1.4	.6

	$3.6	$(11.7)	$21.2

The components of our net deferred income taxes are summarized below.

	December 31,
	2009		2010
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Tax effect of temporary differences relating to:
Inventories	$-	$(1.9)	$-	$(2.6)
Property and equipment	-	(14.3)	-	(18.5)
Accrued pension cost	3.6	-	3.9	-
Other deductible differences	-	-	2.8	-
Other taxable differences	-	(1.3)	-	(3.1)

Gross deferred tax assets (liabilities)	3.6	(17.5)	6.7	(24.2)

Reclassification, principally netting by tax jurisdiction	(3.6)	3.6	(6.7)	6.7

Net total deferred tax liabilities	-	(13.9)	-	(17.5)
Net current deferred tax liabilities	-	(3.2)	-	(3.8)

Net noncurrent deferred tax liability	$-	$(10.7)	$-	$(13.7)

We have no deferred income tax valuation allowance as of December 31, 2008, 2009 or 2010.

Tax authorities are examining certain of our income tax returns and have or may propose tax deficiencies, including penalties and interest.  Because of   the inherent uncertainties involved in settlement initiatives and court and tax proceedings, we cannot guarantee that these tax matters will be resolved in our favor, and therefore our potential exposure, if any, is also uncertain.  We believe that we have provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations.  We believe that the ultimate disposition of such examinations should not have a material adverse effect on our financial position, results of operations or liquidity.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued during 2008, 2009 and 2010 was not material, and at December 31, 2008, 2009 and 2010 we had nil accrued for interest and penalties for our uncertain tax positions.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2008, 2009 and 2010:

	Year Ended December 31,
	2008	2009	2010
	(In millions)
Changes in unrecognized tax benefits:
Unrecognized tax benefits at beginning of year	$1.3	$-	$.1
Net increase (decrease):
Tax positions taken in prior periods	(1.1)	-	-
Tax positions taken in current period	.1	.1	-
Settlements with taxing authorities – cash paid	(.1)	-	-
Change in foreign currency exchange rates	(.2)	-	-

Unrecognized tax benefits at end of year	$-	$.1	$.1

If our uncertain tax positions were recognized, a benefit of nil would have affected our effective income tax rate from continuing operations in 2008 and $.1 million in 2009 and 2010.  We currently estimate that there will be no material change to our unrecognized tax benefits during the next twelve months.

We file income tax returns in Germany.  Our income tax returns are generally considered closed to examination for years prior to 2006.

Note 7 - Employee benefit plans:

Accounting for defined benefit plans.  We recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension plans on our Balance Sheets.  Changes in the funded status of the plans are recognized either in net income, to the extent they are reflected in periodic benefit cost, or through other comprehensive income (loss).  We used December 31 as a measurement date for our pension plans.

Defined benefit plans.  We sponsor various defined benefit pension plans. The benefits under our plans are based upon years of service and employee compensation.  Our funding policy is to contribute annually the minimum amount required under ERISA equivalent non-U.S. regulations plus additional amounts as we deem appropriate.

We expect to contribute the equivalent of approximately $19 million to all of our defined benefit pension plans during 2011.  Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In millions)

2011	$14.7
2012	15.1
2013	15.7
2014	15.4
2015	14.8
Next 5 years	74.7

The funded status of our defined benefit pension plan is presented in the table below.

	December 31,
	2009	2010
	(In millions)
Change in projected benefit obligations (“PBO”):
Benefit obligations at beginning of year	$254.0	$274.7
Service cost	5.0	6.2
Interest cost	14.2	13.7
Participant contributions	1.4	1.5
Actuarial losses	9.7	10.7
Change in currency exchange rates	6.1	(20.1)
Benefits paid	(15.7)	(15.5)

Benefit obligations at end of year	274.7	271.2

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	150.4	172.3
Actual return on plan assets	19.4	16.9
Employer contributions	13.5	13.4
Participant contributions	1.4	1.5
Change in currency exchange rates	3.3	(12.5)
Benefits paid	(15.7)	(15.5)

Fair value of plan assets at end of year	172.3	176.1

Funded status	$(102.4)	$(95.1)

	December 31,
	2009	2010
	(In millions)
Amounts recognized in the balance sheet:
Accrued pension cost:
Current	$(1.4)	$(1.2)
Noncurrent	(101.0)	(93.9)

Total	$(102.4)	$(95.1)

Accumulated other comprehensive loss:
Actuarial losses	$76.0	$74.3
Prior service cost	2.4	2.2

Total	$78.4	$76.5

Accumulated benefit obligations (“ABO”)	$254.8	$252.9

The components of our net periodic defined benefit pension cost are presented in the table below.  In the fourth quarter of 2008 we recognized a $6.9 million adjustment in connection with the correction of our pension expense previously recognized for 2006 and 2007.  The $6.9 million adjustment consisted of $2.0 million of service cost, $4.1 million of interest cost credit and $4.8 million of recognized actuarial gains.  The amounts shown below for the amortization of prior service cost, net transition obligations and recognized actuarial losses for 2008, 2009 and 2010 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2007, 2008 and 2009, respectively, net of deferred income taxes.

	Years ended December 31,
	2008	2009	2010
	(In millions)

Net periodic pension cost:
Service cost benefits	$5.2	$5.0	$6.1
Interest cost on PBO	9.9	14.2	13.7
Expected return on plan assets	(9.7)	(8.5)	(8.6)
Recognized actuarial losses (gain)	(1.9)	3.6	3.9
Amortization of prior service cost	.2	.2	.2

Total	$3.7	$14.5	$15.3

The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2009 and 2010 are presented in the table below.

	December 31,
Rate	2009	2010

Discount rate	5.5%	5.2%
Increase in future compensation levels	3.0%	3.0%

The weighted-average rate assumptions used in determining the net periodic pension cost for 2008, 2009 and 2010 are presented in the table below.

	Years ended December 31,
Rate	2008	2009	2010

Discount rate	5.5%	5.8%	5.5%
Increase in future compensation levels	3.0%	3.0%	3.0%
Long-term return on plan assets	5.8%	5.3%	5.3%

Variances from actuarially assumed rates will change the actuarial valuation of accrued pension liabilities, pension expense and funding requirements in future periods.

The amounts shown on the above tables for actuarial losses and prior service cost at December 31, 2009 and 2010 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years.  These amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 31, 2009 and 2010.  We expect approximately $4.0 million and $.2 million of the net actuarial losses and prior service costs, respectively, will be recognized as components of our net periodic pension cost in 2011.

The table below details the changes in other comprehensive income (loss) during 2008, 2009 and 2010.

	Years Ended December 31,
	2008	2009	2010
	(In millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Current year:
Net actuarial gain	$5.2	$.7	$(2.1)
Amortization of unrecognized:
Net actuarial losses (gain)	(1.9)	3.5	3.8
Prior service cost	.2	.2	.2

Total	$3.5	$4.4	$1.9

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

A rollforward of the change in fair value of Level 3 assets follows:

	2009	2010
	(In millions)

Fair value at beginning of period	$150.4	$172.3
Gain on assets held at end of period	19.4	15.6
Gain on assets sold during period	-	1.5
Assets purchased	13.4	13.4
Assets sold	(14.2)	(14.0)
Currency exchange rate fluctuation	3.3	(12.7)

Fair value at end of period	$172.3	$176.1

Note 8 - Other noncurrent liabilities:

	December 31,
	2009	2010
	(In millions)

Reserve for uncertain tax positions	$.1	$.1
Employee benefits	4.6	4.7
Other	2.3	2.7

Total	$7.0	$7.5

Note 9 – NL common stock options held by our employees:

At December 31, 2010, our employees held options to purchase approximately 5,000 shares of NL common stock, which were exercisable until February 2011 at an exercise of $11.49 per share.  At December 31, 2010, the quoted market price of NL’s common stock was $11.16 per share.  No options were exercised in 2008.  During 2009 and 2010, 700 and 1,500 options were exercised.

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

We are party to services and expense sharing agreements among several of our affiliates whereby Kronos, KII and other affiliates provide certain management, financial, insurance and administrative services to us on a fee basis.  Our expense was approximately $5.1 million in 2008, $6.1 million in 2009 and $5.3 million in 2010 related to these services and costs.

We charge affiliates for certain management, financial and administrative services costs, which totaled approximately $3.3 million in 2008, $2.6 million in 2009, and $2.8 million in 2010.  These charges to affiliates were reflected primarily as a reduction of selling, general and administrative expense.

Tall Pines Insurance Company and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us.  Tall Pines and EWI are subsidiaries of Valhi.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker.  The aggregated premiums we paid to Tall Pines and EWI were $3.0 million, $2.7 million and $2.4 million in 2008, 2009 and 2010, respectively.  These amounts principally included payments for insurance, but also included commissions paid to Tall Pines and EWI.  Tall Pines purchases reinsurance for substantially all of the risks it underwrites.  We expect that these relationships with Tall Pines and EWI will continue in 2011.

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

We purchase from and sell to our affiliates a significant amount of titanium dioxide pigments (“TiO2”).  Sales of TiO2 to our affiliates were $127.8 million in 2008, $107.9 million in 2009 and $107.0 million in 2010.  Purchases of TiO2 from our affiliates were $87.0 million in 2008, $65.7 million in 2009 and $77.2 million in 2010.

Kronos (US), Inc. (“KUS”) purchases the rutile and slag feedstock used as a raw material in our chloride process TiO2 facility.  We purchase such feedstock from KUS for an amount equal to the amount paid by KUS to the third-party supplier plus an administrative fee.  Such feedstock purchases including the administration fee were $93.6 million in 2008, $61.7 million in 2009 and $80.3 million in 2010.

We purchase ilmenite (sulfate feedstock) from our Norwegian affiliate on a year-to-year basis.  Such feedstock purchases were $25.2 million in 2008, $16.8 million in 2009 and $26.2 million in 2010.

We sell water treatment chemicals (derived from co-products of the TiO2 production processes) to KII.  Such water treatment chemical sales were $31.7 million in 2008, $27.4 million in 2009 and $32.2 million in 2010.

We are party to an accounts receivable factoring agreement with certain European affiliates of ours pursuant to which these affiliates factored their export accounts receivable without recourse to us for a fee.  Upon non-recourse transfer from these affiliates, we assume all risk pertaining to the factored receivables, including, but not limited to, exchange control risks, risks pertaining to the bankruptcy of a customer and risks related to late payments.  Export receivables purchased by us during 2008, 2009, and 2010 aggregated $166 million, $124 million and $167 million, respectively and the fee charged was $1.8 million, $1.4 million and $1.9 million, respectively.

Net amounts currently receivable from (payable to) affiliates are summarized in the following table.

	December 31,
	2009	2010
	(In millions)

Current receivable from:
KII	$29.1	$80.4
TAS	1.9	-
Other affiliates	.7	.1

Total	$31.7	$80.5

Current payable to:
KII – income taxes	$27.0	$37.7
KII	.3	.3
Other affiliates	44.3	45.6

Total	$71.6	$83.6

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

Concentrations of credit risk.  Sales of TiO2 accounted for approximately 96% of our sales during 2008, 95% during 2009 and 94% during 2010.  The remaining sales result from the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the TiO2 production processes).  TiO2 is generally sold to the paint, plastics and paper, as well as fibers, rubber, ceramics, inks and cosmetics markets.  Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions.  We sell TiO2 to over 1,000 customers, with the top ten external customers approximating 22% in each of 2008, 2009 and 2010.  We did not have sales to a single customer comprising over 10% of our net sales in any of the previous three years.  Approximately 81% of our TiO2 sales by volume were to Europe in 2008, 78% in 2009 and 80% during 2010.  Approximately 1% in 2008, 3% in 2009 and 1% during 2010 of sales by volume were sold to customers in North America.

Long-term contracts.  KUS has long-term supply contracts that provide for certain of its affiliates’ TiO2 feedstock requirements through 2015, including our feedstock requirements.  See Note 10 for chloride feedstock purchases from KUS.  In addition, we have other long-term supply and service contracts that provide for various raw materials and services.  These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $57 million at December 31, 2010.

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

Net rent expense approximated $6 million in 2008 and $5 million in each of 2009 and 2010.  At December 31, 2010, minimum rental commitments under the terms of noncancellable operating leases were as follows:

Amount
(In millions)
Years ending December 31,
2011	$2.6
2012	1.9
2013	1.9
2014	1.3
2015	1.1
2016 and thereafter	18.0

Total	$26.8

Approximately $19 million of the $26.8 million aggregate future minimum rental commitments at December 31, 2010 relates to our Leverkusen facility lease discussed above.  The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2010.  As discussed above, any change in the rent is based solely on negotiations between us and Bayer, and any such change in the rent is deemed “contingent rentals” under GAAP which is excluded from the future minimum lease payments disclosed above.

Note 12 - Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2009 and 2010.

December 31,
	2009		2010
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
(In millions)

Cash and cash equivalents	$ 17.6	$ 17.6	$ 37.1	$ 37.1

We periodically use interest rate swaps, currency swaps and other types of contracts to manage interest rate and foreign exchange risk with respect to financial assets or liabilities.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate doing so in the future.  We were not a party to any such contracts during 2008, 2009 or 2010.

Other than as described above, we were not a party to any material derivative financial instruments during 2008, 2009 and 2010.

KRONOS DENMARK APS AND SUBSIDIARIES

Index of Consolidated Financial Statements

Financial Statements

Report of Independent Registered Public Accounting Firm	FB-2

Consolidated Balance Sheets –
December 31, 2009 and 2010	FB-3

Consolidated Statements of Operations –
Year ended December 31, 2008, 2009 and 2010	FB-5

Consolidated Statements of Comprehensive Income (Loss) -
Year ended December 31, 2008, 2009 and 2010	FB-6

Consolidated Statements of Stockholder’s Equity –
Year ended December 31, 2008, 2009 and 2010	FB-7

Consolidated Statements of Cash Flows –
Year ended December 31, 2008, 2009 and 2010	FB-8

Notes to Consolidated Financial Statements	FB-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Kronos Denmark ApS:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of Kronos Denmark ApS and its subsidiaries at December 31, 2009 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Dallas, Texas
March 4, 2011

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
ASSETS	2009	2010

Current assets:
Cash and cash equivalents	$7.4	$3.1
Restricted cash	1.7	1.9
Accounts and notes receivable	12.5	18.8
Receivable from affiliates	27.9	33.4
Refundable income taxes	.2	.9
Deferred income taxes	-	.3
Inventories	87.2	71.6
Prepaid expenses	3.8	2.0

Total current assets	140.7	132.0

Other assets	5.2	5.3

Property and equipment:
Land	28.3	26.9
Buildings	48.3	46.1
Machinery and equipment	242.8	243.2
Mining properties	115.6	115.9
Construction in progress	.2	1.5

	435.2	433.6
Less accumulated depreciation and amortization	271.2	272.1

Net property and equipment	164.0	161.5

Total assets	$309.9	$298.8

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except share data)

	December 31,
LIABILITIES AND STOCKHOLDER’S EQUITY	2009	2010

Current liabilities:
Current maturities of long-term debt	$2.1	$2.2
Accounts payable and accrued liabilities	47.2	47.1
Payable to affiliates	17.9	9.5
Income taxes	2.3	3.4
Deferred income taxes	1.7	1.1

Total current liabilities	71.2	63.3

Noncurrent liabilities:
Long-term debt	19.8	4.6
Deferred income taxes	11.6	14.9
Accrued pension costs	7.0	6.4
Other	3.8	4.5

Total noncurrent liabilities	42.2	30.4

Stockholder's equity:
Common stock – 100 Danish kroner par value; 10,000 shares authorized; 10,000 shares issued and outstanding	.1	.1
Additional paid-in capital	217.0	217.0
Retained deficit	(34.3)	(16.5)
Accumulated other comprehensive income (loss):
Currency translation	23.7	15.5
Defined benefit pension plans	(10.0)	(11.0)

Total stockholder's equity	196.5	205.1

Total liabilities and stockholder’s equity	$309.9	$298.8

Commitments and contingencies (Notes 7 and 11)
See accompanying Notes to Financial Statements.

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Years ended December 31,
	2008	2009	2010

Net sales	$415.5	$315.0	$411.2
Cost of sales	361.6	303.5	356.7

Gross margin	53.9	11.5	54.5

Selling, general and administrative expense	27.5	22.3	26.6
Other operating income (expense):
Currency transaction gains (losses), net	(1.4)	10.8	2.0
Disposition of property and equipment	(.5)	(.4)	(.9)
Other, net	.2	.1	.1

Income (loss) from operations	24.7	(.3)	29.1

Other income (expense):
Trade interest income	.1	.1	.1
Other income from affiliates	.7	.1	-
Interest and other expense to affiliates	(3.4)	(1.8)	(2.4)
Interest expense	(1.3)	(1.8)	(1.6)

Income (loss) before income taxes	20.8	(3.7)	25.2

Provision for income taxes (benefit)	5.6	(2.5)	7.4

Net income (loss)	$15.2	$(1.2)	$17.8

See accompanying Notes to Financial Statements.

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years ended December 31,
	2008	2009	2010

Net income (loss)	$15.2	$(1.2)	$17.8

Other comprehensive income (loss), net of tax:
Currency translation	(25.8)	18.5	(8.2)

Pension plans:
Amortization of prior service cost and net losses included in periodic pension cost	.6	1.0	.8
Net actuarial gain (loss) arising during year	(3.9)	1.0	(1.1)
Plan amendment	-	-	(.7)

	(3.3)	2.0	(1.0)

Total other comprehensive income (loss)	(29.1)	20.5	(9.2)

Comprehensive income (loss)	$(13.9)	$19.3	$8.6

See accompanying Notes to Financial Statements.

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

Years ended December 31, 2008, 2009 and 2010

(In millions)

				Accumulated other
				comprehensive income (loss)
		Additional
	Common	paid-in	Retained	Currency	Pension
	stock	capital	deficit	translation	plans	Total

Balance at December 31, 2007	$.1	$217.0	$(31.3)	$31.0	$(8.7)	$208.1

Net income	-	-	15.2	-	-	15.2
Other comprehensive loss, net of tax	-	-	-	(25.8)	(3.3)	(29.1)
Dividends paid	-	-	(17.0)	-	-	(17.0)

Balance at December 31, 2008	.1	217.0	(33.1)	5.2	(12.0)	177.2

Net loss	-	-	(1.2)	-	-	(1.2)
Other comprehensive income, net of tax	-	-	-	18.5	2.0	20.5

Balance at December 31, 2009	.1	217.0	(34.3)	23.7	(10.0)	196.5

Net income	-	-	17.8	-	-	17.8
Other comprehensive loss, net of tax	-	-	-	(8.2)	(1.0)	(9.2)

Balance at December 31, 2010	$.1	$217.0	$(16.5)	$15.5	$(11.0)	$205.1

See accompanying Notes to Financial Statements.

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2008	2009	2010
Cash flows from operating activities:
Net income (loss)	$15.2	$(1.2)	$17.8
Depreciation and amortization	18.8	16.8	15.1
Deferred income taxes	(.1)	(3.7)	(.5)
Pension, net	(3.0)	(1.6)	(1.7)
Other	.9	(1.0)	1.3
Change in assets and liabilities:
Accounts and other receivables	(1.1)	3.6	(6.7)
Inventories	(23.8)	22.8	11.5
Prepaid expenses	.1	(2.2)	1.5
Accounts payable and accrued liabilities	2.1	(.4)	(.8)
Income taxes	(3.4)	(1.2)	4.3
Accounts with affiliates	20.0	(1.3)	(17.0)
Other noncurrent assets	(1.6)	-	(.3)
Other noncurrent liabilities	3.2	.7	-

Net cash provided by operating activities	27.3	31.3	24.5
Cash flows from investing activities:
Capital expenditures	(37.4)	(9.2)	(16.3)
Change in restricted cash	-	-	(.1)

Net cash used in investing activities	(37.4)	(9.2)	(16.4)

Cash flows from investing activities:
Indebtedness:
Borrowings	30.4	12.2	16.7
Principal payments	(6.0)	(28.0)	(28.6)
Deferred financing fees	(.6)	(.4)	(.4)
Dividends paid	(17.0)	-	-

Net cash provided by (used in) financing activities	6.8	(16.2)	(12.3)

Cash and cash equivalents:
Net change during the year from:
Operating, investing and financing activities	(3.3)	5.9	(4.2)
Currency translation	(.3)	.4	(.1)
Balance at beginning of period	4.7	1.1	7.4

Balance at end of period	$1.1	$7.4	$3.1

Supplemental disclosures -
Cash paid for:
Interest	$1.2	$1.6	$1.0
Income taxes	9.1	2.4	3.5
Accrual for capital expenditures	3.4	2.2	5.7
Capital lease obligation incurred	-	5.9	-

See accompanying Notes to Financial Statements.

KRONOS DENMARK APS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies:

Organization and basis of presentation. Kronos Denmark ApS was incorporated in Denmark in October 1999 and is a wholly-owned subsidiary of Kronos International, Inc. (“KII”).  KII is a wholly-owned subsidiary of Kronos Worldwide, Inc. (“Kronos”).  At December 31, 2010, (i) Valhi, Inc. owned approximately 50% of Kronos’ common stock and NL Industries, Inc. held approximately 30% of the outstanding common stock of Kronos, (ii) Valhi owned 83% of NL’s outstanding common stock and (iii) subsidiaries of Contran Corporation held approximately 94% of Valhi’s outstanding common stock.  Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held by Mr. Simmons or persons or other entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of such companies.

In November, 2010, Kronos completed a secondary public offering of 8.97 million shares of Kronos common stock.  Upon completion of the offering, the Valhi consolidated aggregate ownership of Kronos was reduced from 95.2% (59.2% held by Valhi directly and 36.0% held by NL directly) to 80.4% (50.0% held by Valhi directly and 30.4% held by NL directly).  We did not receive any of the net proceeds from such offering.

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

Derivatives and hedging activities.   We recognize derivatives as either assets or liabilities measured at fair value.  We recognize the changes in fair value of derivatives either in net income or other comprehensive income (loss), depending on the intended use of the derivative.

Cash and cash equivalents.  We classify bank deposits with original maturities of three months or less as cash equivalents.

Fair value of financial instruments. We carry marketable debt and equity securities at fair value.  Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, establishes a consistent framework for measuring fair value and beginning on January 1, 2008 (with certain exceptions) this framework is generally applied to all financial statements items required to be measured at fair value. The standard requires fair value measurements to be classified and disclosed in one of the following three categories:

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

See Notes 8 and 12.

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

Property and equipment and depreciation. We state property and equipment at cost including capitalized interest on borrowings during the actual construction period of major capital projects.  Capitalized interest costs were $2.1 million in 2008, $.7 million in 2009 and $.6 million in 2010.  We compute depreciation of property and equipment for financial reporting purposes (including mining equipment) principally by the straight-line method over the estimated useful lives of the assets as follows:

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

We record a reserve for uncertain tax positions for tax position where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  The amount of the benefit associated with our uncertain tax positions that we recognized is limited to the largest amount for which we believe the likelihood of realization is greater than 50%.  We accrue penalties and interest on the difference between tax positions taken on our tax returns and the amount of benefit recognized for financial reporting purposes.  We classify our reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position.  See Note 7.

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

Selling, general and administrative expense; shipping and handling costs. Selling, general and administrative expense includes costs related to marketing, sales, distribution, shipping and handling, research and development and legal and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.  We include shipping and handling costs in selling, general and administrative expense and these costs were $14.6 million in 2008, $10.9 million in 2009 and $13.5 million in 2010.  We expense advertising costs as incurred and these costs were approximately $.2 million in each of 2008, 2009 and 2010.  We expense research, development and certain sales technical support costs as incurred and these costs approximated $.6 million in 2008, $.5 million in 2009 and $.7 million in 2010.

Note 2 – Accounts and notes receivable:

	December 31,
	2009	2010
	(In millions)

Trade receivables	$9.4	$13.3
Recoverable VAT and other receivables	3.2	5.5
Allowance for doubtful accounts	(.1)	-

Total	$12.5	$18.8

Note 3 – Inventories:

	December 31,
	2009	2010
	(In millions)

Raw materials	$23.8	$17.2
Work in process	2.4	3.0
Finished products	34.0	26.9
Supplies	27.0	24.5

Total	$87.2	$71.6

Note 4 – Other noncurrent assets:

	December 31,
	2009	2010
	(In millions)

Deferred financing costs, net	$.6	$.8
Pension asset	.3	.3
Other	4.3	4.2

Total	$5.2	$5.3

Note 5 – Accounts payable and accrued liabilities:

	December 31,
	2009	2010
	(In millions)

Accounts payable	$24.3	$26.0
Accrued liabilities:
Employee benefits	9.5	10.7
Sales discounts and rebates	6.2	3.8
Other	7.2	6.6

Total	$47.2	$47.1

Note 6 – Notes payable and long-term debt:

	December 31,
	2009	2010
	(In millions)

Revolving credit facility	$13.0	$-
Other	8.9	6.8

Total debt	21.9	6.8
Less current maturities	2.1	2.2

Total long-term debt	$19.8	$4.6

Revolving Credit Facility. We and certain of KII’s subsidiaries in Belgium, Norway and Germany (Kronos Europe S.A./N.V. - “KEU,” Kronos Titan AS - “TAS” Titania AS - “TIA,” Kronos Norge AS, the parent company of TAS and TIA, and Kronos Denmark ApS, the parent company of Kronos Norge and KEU), have a euro 80 million secured revolving credit facility that matures in May 2011.  We may denominate borrowings in euros, Norwegian kroner or U.S. dollars.  We may also issue up to euro 5 million letters of credit.  Outstanding borrowings bear interest at rates ranging from LIBOR plus 1.75% to LIBOR plus 1.50%.  The facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower.  The facility contains certain restrictive covenants which, among other things, restrict the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to another entity.  In addition, the credit facility contains customary cross-default provisions with respect to other debt and obligations of the borrowers, KII and its other subsidiaries.  As of December 31, 2010, no amounts were outstanding under the European Credit Facility and the equivalent of $106.8 million was available for borrowing by the subsidiaries.

Senior Secured Notes. In April 2006, KII (our parent company) issued an aggregate of euro 400 million principal amount of 6.5% Senior Secured Notes (6.5% Notes”) due April 2013, at 99.306% of their principal amount ($498.5 million when issued) to yield an effective interest rate of 7.1%.  These 6.5% Notes are collateralized by a pledge of 65% of the common stock or other ownership interests of certain of KII’s first-tier operating subsidiaries.  Such operating subsidiaries are us, Kronos Titan GmbH, Kronos Limited and Société Industrielle du Titane, S.A.  KII issued the 6.5% Notes pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts our ability and that of our subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of KII’s assets or those or our subsidiaries to another entity.  At KII’s option, KII may redeem the 6.5% Notes at redemption prices of 102.167% of the principal amount through October 2011, declining to 101.08% of the principal amount through October 2012 and 100% of the principal amount on or after October 15, 2012.  In this regard, on February 17, 2011, we called for the redemption of euro 80 million principal amount of the 6.5% Notes on March 24, 2011.  We intend to borrow under our European revolving credit facility discussed above in order to fund such redemption.

In the event of a change of control, as defined, KII would be required to make an offer to purchase the 6.5% Notes at 101% of the principal amount.  KII would also be required to make an offer to purchase a specified portion of the 6.5% Notes at par value in the event KII generate a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period.  The indenture also contains certain cross-default provisions, as discussed below.  The carrying amount of the 6.5% Notes includes unamortized original issue discount of euro 1.3 million ($1.9 million) and euro .9 million ($1.2 million) at December 31, 2009 and 2010, respectively.

Restrictions and other.  The aggregate maturities of long-term debt at December 31:

Years ending December 31,	Amount
(In millions)

2011	$2.2
2012	2.2
2013	1.2
2014	.5
2015	.4
2016 and thereafter	.3

Total	$6.8

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

The credit facility described above requires the respective borrower to maintain minimum levels of equity, requires the maintenance of certain financial ratios, limits dividends and additional indebtedness and contains other provisions and restrictive covenants customary in lending transactions of this type.  We are in compliance with all of our debt covenants at December 31, 2010.  We believe we will be able to comply with the financial covenants contained in the credit facility through the maturity of the facility; however if future operating results differ materially from our expectations we may be unable to maintain compliance.

Note 7 – Income taxes:

	Years ended December 31,
	2008	2009	2010
	(In millions)
Pretax income (loss):
Denmark	$(.1)	$(.1)	$(.2)
Non-Denmark	20.9	(3.6)	25.4

Total	$20.8	$(3.7)	$25.2

Expected tax expense (benefit)	$5.2	$(.9)	$6.3
Non-Denmark tax rates	.9	(1.1)	1.6
Nondeductible expenses	.4	.3	.3
Nontaxable income	(.9)	(.9)	(.9)
Other, net	-	.1	.1

Total income tax expense (benefit)	$5.6	$(2.5)	$7.4

Provision for income taxes (benefit):
Current income tax expense:
Denmark	$-	$-	$-
Non-Denmark	5.7	1.2	7.9

	5.7	1.2	7.9

Deferred income tax expense (benefit):
Denmark	-	-	-
Non-Denmark	(.1)	(3.7)	(.5)

	(.1)	(3.7)	(.5)

Total income tax expense (benefit)	$5.6	$(2.5)	$7.4

Comprehensive provision for income taxes (benefit) allocable to:
Income (loss) from operations	$5.6	$(2.5)	$7.4
Other comprehensive loss – Pension plans	(1.3)	.8	(.5)

Total	$4.3	$(1.7)	$6.9

The components of our net deferred income taxes are summarized below.

	_________________December 31, ___________
	________2009__ _____		_______2010_______
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Tax effect of temporary differences relating to:
Inventories	$-	$(2.1)	$-	$(1.7)
Property and equipment	-	(19.4)	-	(17.6)
Accrued pension cost	1.5	-	1.8	-
Accrued liabilities and other deductible differences	3.2	-	2.7	-
Other taxable differences	-	(.6)	-	(.9)
Tax loss and tax credit carryforwards	4.1	-	.1	-
Valuation allowance	-	-	(.1)	-

Gross deferred tax assets (liabilities)	8.8	(22.1)	4.5	(20.2)

Reclassification, principally netting by tax jurisdiction	(8.8)	8.8	(4.2)	4.2

Net total deferred tax liabilities	-	(13.3)	.3	(16.0)
Net current deferred tax liabilities	-	(1.7)	.3	(1.1)

Net noncurrent deferred tax liabilities	$-	$(11.6)	$-	$(14.9)

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

At December 31, 2008, 2009 and 2010 our reserve for uncertain tax positions was nil.

We file income tax returns in various non-U.S. jurisdictions, principally in Belgium and Norway.  Our non-U.S. income tax returns are generally considered closed to examination for years prior to 2007 for Belgium and 2001 for Norway.

Note 8 - Employee benefit plans:

Defined contribution plans.  We maintain various defined contribution pension plans with our contributions based on matching or other formulas.  Defined contribution plan expense was approximately $.6 million in 2008, $.7 million in 2009, and $.9 million in 2010.

Accounting for defined benefit plans.  We recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension plans on our Consolidated Balance Sheets.  Changes in the funded status of these plans are recognized either in net income (loss), to the extent they are reflected in periodic benefit cost, or through other comprehensive income (loss).  We used December 31 as a measurement date for our pension plans.

Defined benefit plans.  We sponsor various defined benefit pension plans.  Employees are covered by plans in their respective countries.  The benefits under our plans are based upon years of service and employee compensation.  Our funding policy is to contribute annually the minimum amount required under ERISA equivalent of non-U.S. regulations plus additional amounts as we deem appropriate.

We expect to contribute the equivalent of approximately $2.9 million to all of our defined benefit pension plans during 2011.  Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In millions)

2011	$3.4
2012	5.4
2013	3.3
2014	3.6
2015	3.4
Next five years	18.9

The funded status of our defined benefit pension plan is presented in the table below.

	December 31,
	2009	2010
	(In millions)

Change in projected benefit obligations (“PBO”):
Benefit obligations at beginning of year	$60.9	$70.3
Service cost	1.8	1.8
Interest cost	3.7	3.4
Participant contributions	.1	.1
Actuarial (gains) losses	(2.5)	2.0
Plan amendment	-	1.0
Change in currency exchange rates	10.7	(1.8)
Benefits paid	(4.4)	(3.2)

Benefit obligations at end of year	70.3	73.6

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	50.8	63.5
Actual return on plan assets	2.7	3.9
Employer contributions	4.5	4.3
Participant contributions	.1	.1
Change in currency exchange rates	9.8	(1.2)
Benefits paid	(4.4)	(3.2)

Fair value of plan assets at end of year	63.5	67.4

Funded status	$(6.8)	$(6.2)

Amounts recognized in the balance sheet:
Noncurrent pension asset	$.3	$.3
Accrued pension cost:
Current	(.1)	(.1)
Non current	(7.0)	(6.4)

Total	$(6.8)	$(6.2)

Accumulated other comprehensive loss-
Actuarial loss	$12.8	$13.6
Prior service cost	1.5	2.2
Net transition obligation	.2	.1

Total	$14.5	$15.9

Accumulated benefit obligations (“ABO”)	$57.8	$62.1

In the fourth quarter of 2010, we amended our benefit formula for most participants of our Belgium plan effective January 1, 2011, resulting in a prior service cost of approximately $1 million as of December 31, 2010.  Key assumptions as of December 31, 2010 now reflect these plan revisions to the benefit formula.

The components of our net periodic defined benefit pension cost are presented in the table below.  The amounts shown below for the amortization of prior service cost, net transition obligations and recognized actuarial losses for 2008, 2009 and 2010 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2007, 2008 and 2009, respectively, net of deferred income taxes.

	Years ended December 31,
	2008	2009	2010
	(In millions)

Net periodic pension cost:
Service cost benefits	$1.7	$1.8	$1.8
Interest cost on PBO	3.8	3.7	3.4
Expected return on plan assets	(3.6)	(3.4)	(3.5)
Amortization of prior service cost	.3	.3	.3
Amortization of net transition obligations	.1	.1	.1
Recognized actuarial losses	.5	1.1	.7

Total	$2.8	$3.6	$2.8

Certain information concerning our defined benefit pension plans is presented in the table below.

	December 31,
	2009	2010
	(In millions)

Plans for which the ABO exceeds plan assets:
PBO	$12.4	$13.8
ABO	8.6	9.5
Fair value of plan assets	6.8	8.6

The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2009 and 2010 are presented in the table below.

Rate	2009	2010

Discount rate	5.3%	4.8%
Increase in future compensation levels	3.8%	3.4%

The weighted-average rate assumptions used in determining the net periodic pension cost for 2008, 2009 and 2010 are presented in the table below.

	Years ended December 31,
Rate	2008	2009	2010

Discount rate	5.5%	5.8%	5.3%
Increase in future compensation levels	3.0%	3.0%	3.8%
Long-term return on plan assets	5.5%	5.5%	5.7%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expenses and funding requirements in future periods.

The amounts shown in the above tables for actuarial losses, prior service cost and net transition obligation at December 31, 2008 and 2009 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years.  In addition, these amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 31, 2009 and 2010.  We expect to recognize approximately $.3 million of the actuarial loss, $.7 million of the prior service cost and $.1 million of the net transition obligation, respectively, as components of our net periodic pension cost in 2011.

The table below details the changes in other comprehensive income (loss) during 2008, 2009 and 2010.

	Years Ended December 31,
	2008	2009	2010
	(In millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Current year:
Net actuarial gain (loss)	$(5.6)	$1.4	$(1.5)
Plan amendment	-	-	(1.0)
Amortization of unrecognized:
Net actuarial losses	.5	1.1	.6
Prior service cost	.3	.3	.3
Net transition obligations	.1	.1	.1

Total	$(4.7)	$2.9	$(1.5)

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

The composition of our December 31, 2009 and 2010 pension plan assets by asset category and fair value level were as follows:

	Fair Value Measurements at December 31, 2009
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Norway:
Local currency equities	$3.6	$3.6	$-	$-
Non local equities	6.4	6.4	-	-
Local currency fixed income	31.9	7.7	-	24.2
Non local fixed income	4.4	1.3	-	3.1
Cash and other	10.4	9.7	-	.7
Belgium:
Insurance Contracts	6.8	-	-	6.8

Total	$63.5	$28.7	$-	$34.8

	Fair Value Measurements at December 31, 2010
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Norway:
Local currency equities	$11.5	$11.5	$-	$-
Non local equities	.2	.2	-	-
Local currency fixed income	42.3	15.9	-	26.4
Non local fixed income	3.5	.5	-	3.0
Cash and other	1.2	.6	-	.6
Belgium:
Insurance Contracts	8.7	-	-	8.7

Total	$67.4	$28.7	$-	$38.7

A rollforward of the change in fair value of Level 3 assets follows:

	2009	2010
	(In millions)

Fair value at beginning of year	$28.5	$34.8
Gain on assets held at end of year	.5	.3
Loss on assets sold during the year	(1.4)	-
Assets purchased	6.7	6.6
Assets sold	(4.7)	(1.9)
Currency exchange rate fluctuations	5.2	(1.1)

Fair value at end of year	$34.8	$38.7

Note 9 – NL common stock options held by our employees:

At December 31, 2010, our employees held options to purchase approximately 5,000 shares of NL common stock, which were exercisable until February 2011, at an exercise price of $11.49 per share.  At December 31, 2010, the quoted market price of NL’s common stock was $11.16 per share.  No options were exercised in 2008, 2009 or 2010.

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

We are party to services and expense sharing agreements among several of our affiliates whereby Kronos, KII and other affiliates provide certain management, financial, insurance and administrative services to us on a fee basis.  Our expense was approximately $3.2 million in 2008, $3.0 million in 2009 and $3.3 million in 2010 related to these services and costs.

Tall Pines Insurance Company and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including ourselves.  Tall Pines and EWI are subsidiaries of Valhi.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker.  The aggregate premiums we paid to Tall Pines and EWI were $2.3 million in 2008, $2.4 million in 2009 and $2.2 million in 2010.  These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines and EWI.  Tall Pines purchases reinsurance for substantially all of the risks it underwrites.  We expect that these relationships with Tall Pines and EWI will continue in 2011.

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

We purchase from and sell to our affiliates a significant amount of TiO2.  Sales of TiO2 to our affiliates were $122.0 million in 2008, $93.1 million in 2009 and $111.3 million in 2010.  Purchases of TiO2 from our affiliates were $55.6 million in 2008, $45.0 million in 2009 and $46.7 million in 2010.

Sales of ilmenite to our affiliate in Germany were $25.2 million in 2008, $16.8 million in 2009 and $26.2 million in 2010.

Kronos (US), Inc. (“KUS”) purchases the rutile and slag feedstock used as a raw material in all of our chloride process TiO2 facilities.  We purchase such feedstock from KUS for use in our facilities for an amount equal to the amount paid by KUS to the third-party supplier plus an administrative fee.  Such feedstock purchases including the administrative fee were $60.7 million in 2008, $38.1 million in 2009 and $53.2 million in 2010.

We pay royalties to KII for use of certain of KII’s intellectual property.  These royalties totaled $13.4 million in 2008, $10.9 million in 2009 and $14.1 million in 2010 and are included as a component of cost of sales.

We are party to an accounts receivable factoring agreement with one or more of our affiliates whereby we factored our export accounts receivable without recourse for a fee.  Upon our non-recourse transfer, the affiliate assumed all risk pertaining to the factored receivables, including, but not limited to, exchange control risks, risks pertaining to the bankruptcy of a customer and risks related to late payments.  Our export receivables sold pursuant to the factoring agreement during 2008, 2009 and 2010 aggregated $166 million, $124 million and $167 million, respectively and the fee incurred was $1.8 million, $1.4 million and $1.9 million, respectively.

Receivables from affiliates at December 31, 2009 and 2010 relate primarily to amounts owed to us by our affiliate in Germany, and payables to affiliates relate principally to KII and Kronos. These amounts generally relate to product purchases and sales.  The receivable from our German affiliate also includes accounts receivable factoring fees.

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

Concentrations of credit risk.  Sales of TiO2 accounted for approximately 75%, 77% and 77% of our sales during 2008, 2009 and 2010, respectively.  The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process) and the manufacture and sale of certain titanium chemical products (derived from co-products of the TiO2 production process).  We sell TiO2 to the paint, plastics and paper industries.  Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions.  We sell TiO2 to over 1,000 customers, with the top ten external customers approximating 22% of net sales in 2008, 26% in 2009 and 25% in 2010.  We did not have sales to a single customer comprising over 10% of net sales in any of the previous three years.  Approximately 86% of our TiO2 sales by volume were to Europe in 2008, 87% in 2009 and 88% in 2010.  Approximately 4% of sales by volume were sold to customers in North America in 2008, 3% in 2009 and 1% in 2010.

Long-term contracts.  KUS has long-term supply contracts that provide for certain of its affiliates’ TiO2 feedstock requirements through 2015 including ours.  See Note 10 for chloride feedstock purchases from KUS.  In addition, we have other long-term supply and service contracts that provide for various raw materials and services.  These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $59 million at December 31, 2010.

Operating leases. We lease various manufacturing and office space and equipment pursuant to operating leases.  Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively.  In most cases we expect that, in the normal course of business, such leases will be renewed or replaced by other leases.  Net rent expense approximated $3 million in each of 2008, 2009 and 2010.  At December 31, 2010, minimum rental commitments under the terms of noncancellable operating leases were as follows:

Years ending December 31,	Amount
(in millions)

2011	$1.1
2012	1.0
2013	.9
2014	.4
2015	.2
2016 and thereafter	-

Total	$3.6

Note 12 - Financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2009 and 2010:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
December 31, 2009:
Currency forward contracts	$1.6	$1.6	-	-

December 31, 2010:
Currency forward contracts	2.6	2.6	-	-

Certain of our sales generated by our operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Derivatives used to hedge forecasted transactions and specific cash flows associated with financial assets and liabilities denominated in currencies other than U.S. dollar and which meet the criteria for hedge accounting are designated as cash flow hedges.  Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings.  Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions.  The fair value of the currency forward contracts is determined using Level 1 inputs based on the currency spot forward rates quoted by banks.  At December 31, 2010, we had currency forward contracts to exchange:

•
an aggregate $20.1 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 5.94 to kroner 6.60 per U.S. dollar.  These contracts with DnB Nor Bank ASA mature from January 2011 through July 2011 at a rate of $2.3 million to $5.5 million per month.

•
an aggregate euro 17.8 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.16 to kroner 8.28 per euro.  These contracts with DnB Nor Bank ASA mature from January 2011 through August 2011 at a rate of euro 1.8 million to euro 2.5 million per month, subject to early redemption provisions at our option.

The estimated fair value of such currency forward contracts at December 31, 2010 was a $2.6 million net asset, which is recognized as part of Accounts and other receivables in our Consolidated Balance Sheets and a corresponding $2.6 million currency transaction gain in our Consolidated Statements of Income.  To the extent we held such contracts during 2008, 2009 and 2010, we did not use hedge accounting for any of our contracts.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2009 and 2010.

	December 31,
	2009		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)

Cash, cash equivalents and restricted cash	$9.1	$9.1	$5.0	$5.0

Long-term debt:
Revolving credit facility	$13.0	$13.0	-	-
Other - primarily capital leases	8.9	8.9	6.8	6.8