Form 10-Q
period 2011-03-31
KRONOS INTERNATIONAL INC
filed 2011-05-04
CIK 1176236

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2011
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

Number of shares of the Registrant's common stock outstanding on April 29, 2011: 2,968.

The Registrant is a wholly owned subsidiary of Kronos Worldwide, Inc. (File No. 1-31763) and meets the conditions set forth in General Instructions H(1)(a) and H(1)(b) of Form 10-Q for reduced disclosure format.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page
		number

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	December 31, 2010; March 31, 2011 (Unaudited)	3

	Condensed Consolidated Statements of Income (Unaudited) -
	Three months ended March 31, 2010 and 2011	5

	Condensed Consolidated Statement of Stockholder’s
	Equity and Comprehensive Income (Unaudited)-
	Three months ended March 31, 2011	6

	Condensed Consolidated Statements of Cash Flows (Unaudited) -
	Three months ended March 31, 2010 and 2011	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	22

Item 4.	Controls and Procedures	22

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 6.	Exhibits	24

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,	March 31,
	2010	2011
		(Unaudited)

Current assets:
Cash and cash equivalents	$49.8	$49.6
Restricted cash	1.9	1.3
Accounts and other receivables	161.5	208.2
Inventories	202.9	251.3
Prepaid expenses and other	4.0	5.0
Deferred income taxes	.4	.4

Total current assets	420.5	515.8

Other assets:
Deferred financing costs, net	4.3	3.5
Deferred income taxes	191.6	192.9
Other	5.4	5.8

Total other assets	201.3	202.2

Property and equipment:
Land	42.4	44.7
Buildings	170.9	180.9
Equipment	828.5	876.3
Mining properties	115.9	121.6
Construction in progress	10.2	11.8

	1,167.9	1,235.3
Less accumulated depreciation and amortization	766.0	816.3

Net property and equipment	401.9	419.0

Total assets	$1,023.7	$1,137.0

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDER’S EQUITY	December 31, 2010	March 31, 2011
		(Unaudited)
Current liabilities:
Current maturities of long-term debt	$2.2	$2.2
Accounts payable and accrued liabilities	152.4	172.7
Income taxes	6.8	13.4
Deferred income taxes	4.7	5.1

Total current liabilities	166.1	193.4

Noncurrent liabilities:
Long-term debt	537.4	567.6
Deferred income taxes	14.9	15.8
Accrued pension cost	100.7	103.5
Other	24.2	25.5

Total noncurrent liabilities	677.2	712.4

Stockholder's equity:
Common stock	.3	.3
Additional paid-in capital	1,976.0	1,979.5
Retained deficit	(1,385.1)	(1,344.0)
Notes receivable from affiliates	(255.6)	(260.7)
Accumulated other comprehensive loss	(155.2)	(143.9)

Total stockholder's equity	180.4	231.2

Total liabilities and stockholder’s equity	$1,023.7	$1,137.0

Commitments and contingencies (Notes 6 and 9)

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions)

	Three months ended March 31,
	2010	2011
	(unaudited)

Net sales	$228.8	$298.7
Cost of sales	187.6	194.4

Gross margin	41.2	104.3

Selling, general and administrative expense	30.2	33.4
Currency transaction gains, net	1.9	-
Other operating income, net	2.2	2.4

Income from operations	15.1	73.3

Other income (expense):
Interest income	-	.1
Loss on prepayment of debt	-	(3.3)
Interest expense	(10.1)	(9.3)

Income before income taxes	5.0	60.8

Income tax expense (benefit)	(35.3)	19.7

Net income	$40.3	$41.1

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

Three months ended March 31, 2011

(In millions)

	Common stock	Additional paid-in capital	Retained deficit	Notes receivable from affiliates	Accumulated other comprehensive loss	Total stockholder’s equity	Comprehensive income
	(Unaudited)

Balance at December 31, 2010	$.3	$1,976.0	$(1,385.1)	$(255.6)	$(155.2)	$180.4

Net income	-	-	41.1	-	-	41.1	$41.1

Other comprehensive income, net	-	-	-	-	11.3	11.3	11.3

Intercompany interest – Kronos Worldwide, Inc.	-	3.5	-	(5.1)	-	(1.6)	-

Balance at March 31, 2011	$.3	$1,979.5	$(1,344.0)	$(260.7)	$(143.9)	$231.2

Comprehensive income							$52.4

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended March 31,
	2010	2011
	(Unaudited)

Cash flows from operating activities:
Net income	$40.3	$41.1
Depreciation and amortization	10.0	9.9
Deferred income taxes	(34.0)	7.7
Loss on prepayment of debt	-	3.3
Call premium paid	-	(2.5)
Defined benefit pension plan expense greater (less) than cash funding	1.4	(1.9)
Other, net	-	.2
Change in assets and liabilities:
Accounts and other receivables	(29.3)	(37.6)
Inventories	3.5	(35.7)
Prepaid expenses	(1.1)	(.7)
Accounts payable and accrued liabilities	4.3	8.8
Income taxes	(1.9)	5.7
Accounts with affiliates	(6.1)	12.9
Other, net	(.3)	(1.1)

Net cash provided by (used in) operating activities	(13.2)	10.1

Cash flows from investing activities:
Capital expenditures	(7.2)	(13.0)
Change in restricted cash, net	.5	.6

Net cash used in investing activities	(6.7)	(12.4)

Cash flows from financing activities:
Indebtedness:
Borrowings	21.6	113.3
Principal payments	(8.8)	(113.8)

Net cash provided by (used in) financing activities	12.8	(.5)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(7.1)	(2.8)
Currency translation	(1.7)	2.6
Balance at beginning of period	29.4	49.8

Balance at end of period	$20.6	$49.6

Supplemental disclosures:
Cash paid for:
Interest (including call premium paid)	$.2	$5.8
Income taxes	.6	6.0
Accrual for capital expenditures	1.3	2.6

See accompanying Notes to Condensed Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Note 1 -                           Organization and basis of presentation:

Organization – We are a wholly-owned subsidiary of Kronos Worldwide, Inc. ("Kronos") (NYSE: KRO).  We are incorporated in the state of Delaware, U.S.A., with our seat of management in Leverkusen, Germany.  At March 31, 2011, Valhi, Inc. (NYSE: VHI) held approximately 50% of Kronos’ outstanding common stock and NL Industries, Inc. (NYSE: NL) held an additional 30% of Kronos’ common stock.  Valhi owns approximately 83% of NL’s outstanding common stock.  Approximately 94% of Valhi’s outstanding common stock is held by subsidiaries of Contran Corporation.  Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is sole trustee), or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control each of these companies.

Basis of presentation – The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010 that we filed with the Securities and Exchange Commission (“SEC”) on March 4, 2011 (the “2010 Annual Report”).  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet and Statement of Stockholder’s Equity and Comprehensive Income (Loss) at December 31, 2010 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2010) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim period ended March 31, 2011 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2010 Consolidated Financial Statements contained in our 2010 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Kronos International, Inc. and its subsidiaries taken as a whole.

Note 2 – Accounts and other receivables:

	December 31, 2010	March 31, 2011
	(In millions)
Trade receivables	$137.9	$177.3
Recoverable VAT and other receivables	23.0	29.2
Refundable income taxes	.9	1.0
Receivable from affiliate -
Kronos Canada	1.9	2.3
Allowance for doubtful accounts	(2.2)	(1.6)

Total	$161.5	$208.2

Note 3 – Inventories:

	December 31, 2010	March 31, 2011
	(In millions)

Raw materials	$41.5	$58.4
Work in process	9.9	11.3
Finished products	107.0	133.8
Supplies	44.5	47.8

Total	$202.9	$251.3

Note 4 – Accounts payable and accrued liabilities:

	December 31, 2010	March 31, 2011
	(In millions)

Accounts payable	$81.1	$80.8
Employee benefits	25.0	26.5
Accrued sales discounts and rebates	9.0	4.9
Payable to affiliates:
Kronos (US), Inc.	14.0	28.0
Kronos Canada, Inc.	.2	.1
Kronos Worldwide, Inc.	-	.1
Louisiana Pigment Company, L.P.	-	.1
Accrued interest	7.4	13.6
Other	15.7	18.6

Total	$152.4	$172.7

Note 5 – Long-term debt:

	December 31, 2010	March 31, 2011
	(In millions)

Long-term debt:
6.5% Senior Secured Notes	$532.8	$450.5
Revolving credit facility	-	112.9
Other	6.8	6.4

Total debt	539.6	569.8
Less current maturities	2.2	2.2

Total long-term debt	$537.4	$567.6

Senior Secured Notes - On March 24, 2011, we redeemed euro 80 million of our euro 400 million 6.5% Senior Secured Notes at 102.17% of the principal amount for an aggregate of $115.7 million, including a $2.5 million call premium.  Following such partial redemption, euro 320 million principal amount of the Senior Notes remain outstanding.  We borrowed under our revolving credit facility, as discussed below, in order to fund the redemption.  We recognized a $3.3 million pre-tax interest charge related to the prepayment of the 6.5% Senior Secured Notes in the first quarter of 2011, consisting of the call premium and the write-off of unamortized deferred financing costs and the original issue discount associated with the redeemed Senior Notes.

Revolving credit facility - During the first three months of 2011, we borrowed a net euro 80 million ($113.3 million when borrowed) under our bank credit facility.  The average interest rate on these borrowings at March 31, 2011 was 2.39%.

Restrictions and other - Our credit facility described above requires the borrower to maintain minimum levels of equity, requires the maintenance of certain financial ratios, limits dividends and additional indebtedness and contains other provisions and restrictive covenants customary in lending transactions of this type.  We are in compliance with all of our debt covenants at March 31, 2011.  We believe we will be able to comply with the financial covenants contained in our credit facility through the maturity of the facility; however if future operating results differ materially from our expectations we may be unable to maintain compliance.

The terms of the indenture governing the 6.5% Senior Secured Notes limit our ability to pay dividends and make other restricted payments.  At March 31, 2011, the maximum amount of dividends and other restricted payments that we could make (the “Restricted Payment Basket”) was $83.0 million.

Note 6 - Income taxes:

	Three months ended March 31,
	2010	2011
	(In millions)

Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$1.7	$21.3
Non-U.S. tax rates	(.4)	(2.1)
Nondeductible expenses	(.9)	.4
German tax attribute adjustment	(35.2)	-
Prior year adjustment	(.7)	-
Nontaxable income	.3	(.2)
Other, net	(.1)	.3

Total	$(35.3)	$19.7

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

Note 7 – Employee benefit plans:

The components of net periodic defined benefit pension cost are presented in the table below.

	Three months ended March 31,
	2010	2011
	(In millions)

Service cost	$2.1	$2.0
Interest cost	4.5	4.5
Expected return on plan assets	(3.1)	(3.0)
Amortization of prior service cost	.1	.1
Recognized actuarial losses	1.2	1.2

Total	$4.8	$4.8

Contributions – We expect our 2011 contributions for our pension plans to be approximately $22 million.

Note 8 – Other noncurrent liabilities:

	December 31, 2010	March 31, 2011
	(In millions)

Reserve for uncertain tax positions	$10.6	$11.1
Employee benefits	9.7	10.1
Other	3.9	4.3

Total	$24.2	$25.5

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

Please refer to our 2010 Annual Report for a discussion of certain other legal proceedings to which we are a party.

Note 10 - Financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2010 and March 31, 2011:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)

December 31, 2010:
Currency forward contracts	$2.6	$2.6	-	-

March 31, 2011:
Currency forward contracts	$2.7	$2.7	-	-

Certain of our sales generated by our operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Derivatives used to hedge forecasted transactions and specific cash flows associated with financial assets and liabilities denominated in currencies other than the U.S. dollar and which meet the criteria for hedge accounting are designated as cash flow hedges.  Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings.  Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions.  The fair value of the currency forward contracts is determined using Level 1 inputs based on the currency spot forward rates quoted by banks.  At March 31, 2011, we had currency forward contracts to exchange:

•
an aggregate $10 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 6.59 to kroner 6.60 per U.S. dollar.  These contracts with DnB Nor Bank ASA mature from April 2011 through July 2011 at a rate of $2.5 million per month.

•
an aggregate euro 11.8 million for an equivalent value of Norwegian kroner at exchange rates ranging from kroner 8.19 to kroner 8.28 per euro.  These contracts with DnB Nor Bank ASA mature from April 2011 through August 2011 at a rate of euro 1.8 million to euro 2.5 million per month, subject to early redemption provisions at our option.

The estimated fair value of such currency forward contracts at March 31, 2011 was a $2.7 million net asset which is recognized as part of Accounts and other receivables in our Consolidated Balance Sheet and a corresponding $2.7 million currency transaction gain in our Consolidated Statements of Income.  We are not currently using hedge accounting for our outstanding currency forward contracts at March 31, 2011, and we did not use hedge accounting for any such contracts we previously held in 2010.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2010 and March 31, 2011.

	December 31, 2010		March 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)

Cash, cash equivalents and restricted cash	$51.7	$51.7	$50.9	$50.9

Notes payable and long-term debt:
Fixed rate with market quotes -
6.5% Senior Secured Notes	$532.8	$536.0	$450.5	$456.3
European credit facility	-	-	112.9	112.9

At December 31, 2010 and March 31, 2011, the estimated market price of the 6.5% Notes was approximately euro 1,004 and euro 1,011 per euro 1,000 principal amount, respectively.  The fair value of our 6.5% Notes is based upon quoted market prices at each balance sheet date; these quoted market prices represent Level 2 inputs because the markets in which the Notes trade are not active.  The fair value of variable interest rate debt is deemed to approximate book value.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Business overview

We are a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”).  TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products.  For the three months ended March 31, 2011, approximately three-fourths of our sales volumes were into European markets.  Our production facilities are located in Europe.

We consider TiO2 to be a “quality of life” product, with demand affected by gross domestic product (or “GDP”) and overall economic conditions in our markets located in various regions of the world.  Over the long-term, we expect demand for TiO2 across all markets will grow on average by 2% to 3% per year, consistent with our expectations for the long-term growth in GDP.  However, even if we and our competitors maintain consistent shares of the worldwide market, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP, in part due to relative changes in the TiO2 inventory levels of our customers.  We believe our customers’ inventory levels are influenced in part by their expectations for future changes in market TiO2 selling prices as well as their expectations for future availability of product.  Although certain of our TiO2 grades are considered specialty pigments, the majority of our grades and substantially all of our production are considered commodity pigment products with price and availability being the most significant competitive factors along with quality and customer service.

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

In addition, our effective income tax rate in 2010 was impacted by certain favorable developments, as discussed further below.

Executive summary

We reported net income of $41.1 million in the first quarter of 2011 as compared to net income of $40.3 million in the first quarter of 2010.  Our net income for the first quarter 2011 is higher principally due to higher income from operations resulting principally from higher average selling prices and higher production volumes in 2011.  In addition, our results of operations in the first quarter of 2010 includes a $35.2 million non-cash income tax benefit related to a European Court ruling that resulted in a favorable resolution of certain tax issues in Germany.

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information.  Statements in this report including, but not limited to, statements found in Item 2 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent our management’s beliefs and assumptions based on currently available information.  In some cases you can identify forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends.  Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct.  Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results.  Actual future results could differ materially from those predicted.  The factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC including, but are not limited to, the following:

•	Future supply and demand for our products
•	The extent of the dependence of certain of our businesses on certain market sectors
•	The cyclicality of our businesses
•	Changes in raw material and other operating costs (such as energy and ore costs)
•	Changes in the availability of raw materials (such as ore)
•	General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2)
•	Competitive products and substitute products
•	Customer and competitor strategies
•	Potential consolidation of our competitors
•	The impact of pricing and production decisions
•	Competitive technology positions
•	The introduction of trade barriers
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro and the Norwegian krone.)
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions)
•	Our ability to renew or refinance credit facilities
•	Our ability to maintain sufficient liquidity
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters
•	Our ability to utilize income tax attributes, the benefits of which have been recognized under the more-likely-than-not recognition criteria
•	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities)
•	Government laws and regulations and possible changes therein
•	The ultimate resolution of pending litigation; and
•	Possible future litigation.

Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.  We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of changes in information, future events or otherwise.

Results of operations

Quarter ended March 31, 2010 compared to the
Quarter ended March 31, 2011 -

	Three months ended March 31,
	2010		2011
	(Dollars in millions)

Net sales	$228.8	100%	$298.7	100%
Cost of sales	187.6	82	194.4	65

Gross margin	41.2	18	104.3	35
Other operating income and expenses, net	26.1	11	31.0	10

Income from operations	$15.1	7%	$73.3	25%

				%
				Change
TiO2 operating statistics:
Sales volumes*	84		84	-
Production volumes*	82		90	10%

Percent change in net sales:
TiO2 product pricing				35%
TiO2 sales volumes				-
TiO2 product mix				(2)
Changes in currency exchange rates				(2)

Total				31%
________________________________

* Thousands of metric tons

Current industry conditions– Throughout 2010 and continuing into 2011, global customer demand for our TiO2 products continued to strengthen, and our production facilities operated at near full practical capacity rates.  We believe inventories throughout the TiO2 industry remain at historically low levels despite efforts of major TiO2 producers to operate their facilities at near full capacity.  As a result, we increased TiO2 selling prices throughout 2010 and the first quarter of 2011 that resulted in increased profitability and cash flows.  Even with such increased profitability, we believe profit margins are currently at a level which does not reasonably justify greenfield or other major expansions of TiO2 capacity.  Provided global demand for TiO2 products remains strong, we expect the low level of worldwide TiO2 inventories to continue for several years due to the constraints of adding significant new production capacity, especially for premium grades of TiO2 products through the chloride process.  Given these current dynamics in the TiO2 industry, as well as the expectation for increases in our manufacturing costs discussed below, we anticipate further implementation of TiO2 selling price increases.  Overall, based on positive market dynamics in the TiO2 industry, we expect our profitability and cash flows to significantly increase in 2011 and the foreseeable future.

Net sales – Net sales in the first quarter of 2011 increased 31%, or $69.9 million, compared to the first quarter of 2010 primarily due to a 35% increase in average TiO2 selling prices.  TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.  Based on current conditions in the TiO2 industry, as well as the expectation for increases in our manufacturing costs discussed below, we currently expect average selling prices in the remainder of 2011 to continue to be significantly higher than the comparable periods in 2010.

Sales volumes in the first quarter of 2011 were comparable to the first quarter of 2010 as higher sales volumes in Europe were offset by lower sales volumes in the export and North American markets.  We expect demand will improve and remain strong for the remainder of the year.  In addition, we estimate the unfavorable effect of changes in currency exchange rates decreased our net sales by approximately $5 million, or 2%, as compared to the first quarter of 2010.

Cost of sales - Cost of sales increased $6.8 million or 4% in the first quarter of 2011 compared to 2010 due to the net impact of a 10% increase in TiO2 production volumes, higher raw material costs of $10.0 million (primarily feedstock ore and petroleum coke), an increase in maintenance costs of $3.0 million which is consistent with the increased production volumes and currency fluctuations (primarily the euro).  Cost of sales as a percentage of net sales decreased to 65% in the first quarter of 2011 compared to 82% in the first quarter of 2010 primarily due to the higher selling prices and higher production volumes in the first quarter of 2011.

Income from operations – Income from operations increased by $58.2 million from $15.1 million in the first quarter of 2010 to $73.3 million in the first quarter of 2011.   Income from operations as a percentage of net sales increased to 25% in the first quarter of 2011 from 7% in the same period for 2010.  This increase was driven by the improvement in gross margin, which increased to 35% for the first quarter of 2011 compared to 18% for the first quarter of 2010.  Our gross margin has increased primarily because of higher selling prices and higher production volumes which more than offset the impact of higher manufacturing costs (primarily raw materials and maintenance).  Additionally, changes in currency exchange rates have negatively affected our gross margin and income from operations.  We estimate that changes in currency exchange rates decreased income from operations by approximately $7 million in the first quarter of 2011 as compared to the same period in 2010.

Other non-operating income (expense) - On March 24, 2011, we redeemed euro 80 million of our euro 400 million 6.5% Senior Secured Notes and borrowed under our revolving credit facility at an average rate of 2.39% at March 31, 2011 in order to fund the redemption.  As a result, we recognized a $3.3 million pre-tax interest charge related to the prepayment of the 6.5% Senior Secured Notes in the first quarter of 2011, consisting of the call premium and the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes.  See Note 5 to our Condensed Consolidated Financial Statements.

Interest expense decreased $.8 million from $10.1 million in the first quarter of 2010 to $9.3 million in the first quarter of 2011 due to the net effects of decreased average borrowings under our revolving credit facility, and changes in currency exchange rates.  The interest expense we recognize will vary with fluctuations in the euro exchange rate.

Income tax provision (benefit) – Our income tax provision was $19.7 million in the first quarter of 2011 compared to an income tax benefit of $35.3 million in the same period last year.  Our income tax benefit in 2010 includes a $35.2 million income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards. See Note 6 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax benefit to our actual tax benefit.

We have substantial net operating loss carryforwards in Germany (the equivalent of $952 million for German corporate purposes and $349 million for German trade tax purposes at December 31, 2010).  At March 31, 2011, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of such carryforwards, particularly if the economic recovery were to be short-lived or we were to generate losses in our German operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

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

Overall, we estimate that fluctuations in currency exchange rates had the following effects on our sales and income from operations for the first quarter of 2011 as compared to the first quarter of 2010.

Impact of changes in currency exchange rates Three months ended March 31, 2010 vs. March 31, 2011
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate changes	Total currency impact 2010 vs. 2011
	2010	2011	Change
	(In millions)
Impact on:
Net sales	$-	$-	$-	$(5)	$(5)
Income from operations	2	-	(2)	(5)	(7)

Outlook

During the first quarter of 2011 we operated our production facilities at near full practical capacity levels, consistent with our operating rates throughout 2010.  We currently expect to continue to operate our facilities at near full practical capacity levels throughout the remainder of 2011.  While we will continue to work on debottlenecking projects in 2011 to increase our production capacity, we believe such debottlenecking projects will produce relatively nominal increases in our capacity and as a result our overall production volumes in 2011 will not increase significantly as compared to 2010.

The overall strong global demand for TiO2 we experienced in the first quarter of 2011 is expected to continue through the remainder of the year and inventory levels throughout the TiO2 industry are expected to remain at historically low levels.  As a result, in 2011 we expect our sales of TiO2 to approximately match our production.  Given our expectations for the level of our increased production capacity in 2011 discussed above, we similarly expect our sales volumes in 2011 will not increase significantly as compared to 2010.

We implemented significant increases in TiO2 selling prices throughout 2010 and the first quarter of 2011.  Our average TiO2 selling prices were 35% higher in the first quarter of 2011 as compared to the first quarter of 2010, and our average selling prices at the end of the first quarter of 2011 were 10% higher as compared to the end of 2010.  As a result, and based on our expected continuation of strong demand levels, the low level of worldwide TiO2 inventories and increases in our manufacturing costs discussed below, we anticipate our average selling prices will continue to increase significantly during the remainder of 2011.

During 2011, we expect to see significantly higher feedstock ore costs driven by tight ore supplies, and higher than historical increases in petroleum coke, energy and freight which are being driven in part by escalating worldwide fuel prices.  Overall, we currently expect our per metric ton cost of TiO2 we produce will increase approximately 10% to 15% in 2011 as compared to 2010, which is slightly higher than our previous expectations due primarily to increases in our raw material costs.  Given that the current conditions for the TiO2 industry discussed above are not expected to change over the year, we believe we should be able to recoup such higher costs through additional selling price increases.

Overall, we expect income from operations will continue to be significantly higher in the remainder of 2011 as compared to the same periods of 2010, as the favorable effect of higher selling prices will more than offset the impact of higher production costs.

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

Our cash provided by operating activities was $10.1 million in the first three months of 2011, compared to $13.2 million of cash used in operating activities in the first three months of 2010.  This $23.3 million increase was primarily due to the net effects of the following:

•	Higher income from operations in 2011 of $58.2 million;
•	Higher net cash used from relative changes in our inventories, receivables, payables and accruals of $21.4 million in the first three months of 2011 as compared to the first three months of 2010;
•	Higher cash paid for income taxes in 2011 of $5.4 million due to our improved earnings; and
•
Higher cash paid for interest in 2011 of $5.6 million, due principally to the $2.5 million call premium associated with the redemption of euro 80 million of our 6.5% Senior Secured Notes, as well as the interest on the Senior Notes paid at redemption.

Changes in working capital were affected by accounts receivable and inventory changes.  As shown below:

•	Our average days sales outstanding (“DSO”) increased from December 31, 2010 to March 31, 2011 due to the timing of collections on receivable balances; and
•	Our average days sales in inventory (“DSI”) increased from December 31, 2010 to March 31, 2011 as we were building inventory for the spring painting season.

For comparative purposes, we have also provided comparable prior years numbers below:

	December 31,	March 31,	December 31,	March 31,
	2009	2010	2010	2011

DSO	55 days	62 days	54 days	62 days
DSI	46 days	47 days	50 days	62 days

Investing activities

Our capital expenditures of $7.2 million and $13.0 million in the three months ended March 31, 2010 and 2011, respectively, were primarily for improvements and upgrades to existing facilities.

Financing activities

During the three months ended March 31, 2011, we:

•	had net borrowings of euro 80 million ($113.3 million when borrowed) on our European credit facility; and
•	redeemed euro 80 million of our euro 400 million 6.5% Senior Secured Notes at 102.17% of the face value for an aggregate of $115.7 million, including a $2.5 million call premium on March 24, 2011.

Outstanding debt obligations

At March 31, 2011, our consolidated debt was comprised of:

•	euro 320 million principal amount of our 6.5% Senior Secured Notes ($450.5 million) due in 2013; and
•	euro 80 million ($112.9 million) under our revolving credit facility which matures in October 2013; and
•	approximately $6.4 million of other indebtedness.

Our revolving credit facility described above contains provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with applicable covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.  We are in compliance with all of our debt covenants at March 31, 2011.  See Note 5 to our Consolidated Financial Statements.

Our assets consist primarily of investments in operating subsidiaries, and our ability to service parent level obligations, including the Senior Secured Notes, depends in large part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligations or otherwise.  None of our subsidiaries have guaranteed the Senior Secured Notes, we have pledged 65% of the common stock or other ownership interests of certain of our first-tier operating subsidiaries as collateral for the Senior Secured Notes.  The terms of the indenture governing the Senior Secured Notes limits KII’s ability to pay dividends and make other restricted payments.  At March 31, 2011, the maximum amount of dividends and other restricted payments that we could make (the “Restricted Payment Basket”) was approximately $83.0 million.

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

At March 31, 2011, we had borrowed the full euro 80 million under our European credit facility.  Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending March 31, 2012) and our long-term obligations (defined as the five-year period ending March 31, 2016, our time period for long-term budgeting).  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We currently estimate that we will invest approximately $62 million in capital expenditures for major improvements and upgrades to our existing facilities during 2011, including the $13.0 million we have spent through March 31, 2011.

Off-balance sheet financing

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2010 Annual Report.

Commitments and contingencies

See Notes 6 and 9 to the Condensed Consolidated Financial Statements for a description of certain income tax examinations currently underway and legal proceedings.

Recent accounting pronouncements

There have been no recent accounting pronouncements for the period ended March 31, 2011.

Critical accounting policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report.  There have been no changes in our critical accounting policies during the first three months of 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and raw material prices.  For a discussion of such market risk items, refer to Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2010 Annual Report.  There have been no material changes in these market risks during the first three months of 2011.

Our operations are located outside the United States and our functional currency is not the U.S. dollar.  As a result, the reported amounts of our assets and liabilities related to our operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a–15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Steven L. Watson, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2011.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of March 31, 2011.

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

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.                  Legal Proceedings

Refer to Note 9 of the Condensed Consolidated Financial Statements and to our 2010 Annual Report for descriptions of certain legal proceedings.

Item 1A.                      Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2010 Annual report.  There have been no material changes to such risk factors during the three months ended March 31, 2011.

Item 6.                  Exhibits

31.1 - Certification

31.2 - Certification

32.1 - Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                             KRONOS INTERNATIONAL, INC.
                            (Registrant)

Date: May 3, 2011	/s/ Gregory M. Swalwell
Gregory M. Swalwell
Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date: May 3, 2011	/s/ Tim C. Hafer
Tim C. Hafer
Vice President and Controller (Principal Accounting Officer)