Form 10-K
period 2011-12-31
KRONOS INTERNATIONAL INC
filed 2012-03-06
CIK 1176236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934:

For the fiscal year ended December 31, 2011

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

Indicate by check mark:

If the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

If the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

No common stock was held by nonaffiliates of the Registrant as of June 30, 2011 (the last business day of the Registrant’s most recently-completed second fiscal quarter).

As of February 29, 2012, 2,968 shares of the Registrant’s common stock were outstanding.

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

Documents incorporated by reference

None.

Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the SEC include, but are not limited to, the following:

•	Future supply and demand for our products

•	The extent of the dependence of certain of our businesses on certain market sectors

•	The cyclicality of our business

•	Customer inventory levels

•	Changes in raw material and other operating costs (such as energy and ore costs)

•	Changes in the availability of raw material (such as ore)

•	General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2)

•	Competitive products and substitute products

•	Customer and competitor strategies

•	Potential consolidation of our competitors

•	The impact of pricing and production decisions

•	Competitive technology positions

•	The introduction of trade barriers

•	Possible disruption of our business, or increases in our cost of doing business resulting from terrorist activities or global conflicts

•

Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro and the Norwegian krone), or possible disruptions to our business resulting from potential instability resulting from uncertainties associated with the euro

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

General

Kronos International, Inc., a Delaware corporation, is a leading global producer and marketer of value-added titanium dioxide pigments, or TiO2, a base industrial product used in a wide range of applications. We, along with our distributors and agents, sell and provide technical services for our products to over 3,000 customers in approximately 100 countries with the majority of sales in Europe. We believe we have developed considerable expertise and efficiency in the manufacture, sale, shipment and service of our products in international markets.

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

TiO2 is the largest commercially used whitening pigment because it has a high refractive rating giving it more hiding power than any other commercially produced white pigment. In addition, TiO2 has excellent resistance to interaction with other chemicals, good thermal stability and resistance to ultraviolet degradation. Although there are other white pigments on the market, we believe there are no effective substitutes for TiO2 because no other white pigment has the physical properties for achieving comparable opacity and brightness or can be incorporated in as cost-effective a manner. Pigment extenders such as kaolin clays, calcium carbonate and polymeric opacifiers are used together with TiO2 in a number of end-use markets. However, these products are not able to duplicate the opacity performance characteristics of TiO2 and we believe these products are unlikely to have a significant impact on the use of TiO2.

TiO2 is considered a “quality-of-life” product. Demand for TiO2 has generally been driven by worldwide gross domestic product and has generally increased with rising standards of living in various regions of the world. According to industry estimates, TiO2 consumption has grown at a compound annual growth rate of approximately 3.3% since 1990. Per capita consumption of TiO2 in the United States and Western Europe far exceeds that in other areas of the world, and these regions are expected to continue to be the largest consumers of TiO2. We believe that North America and Western Europe currently account for approximately 16% and 22% of global TiO2 consumption, respectively. Markets for TiO2 are increasing in South America, Eastern Europe, the Far East and China and we believe these are significant markets that will continue to grow as economies in these regions continue to develop and quality-of-life products, including TiO2, experience greater demand.

In recent years, global production capacity for TiO2 has modestly increased due primarily to debottlenecking existing production facilities. However, during 2008 and 2009 several TiO2 manufacturers permanently reduced capacity at high operating cost facilities in Europe, North America and China, in part in connection with environmental-related issues. Decreased capacity, along with the decline in customer inventories which occurred in the first half of 2009, led to industry-wide tightness in TiO2 inventories. As a result of these factors, TiO2 selling prices began to increase in the second half of 2009, and continued to increase during 2010 and 2011. Further increases in TiO2 selling prices are expected to be implemented in 2012.

We are registered in the Commercial Register of the Federal Republic of Germany. We are a wholly-owned subsidiary of Kronos Worldwide, Inc. (NYSE: KRO; “Kronos”). At December 31, 2011, (i) Valhi, Inc. (NYSE: VHI) held approximately 50% of Kronos’ common stock and NL Industries, Inc. (NYSE: NL) held approximately 30% of Kronos’ common stock, (ii) Valhi held approximately 83% of NL’s outstanding common stock and (iii) Contran Corporation and its subsidiaries held approximately 95% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is trustee), or is held by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control all of these companies.

In November, 2010, Kronos completed a secondary public offering of 17.94 million shares of Kronos common stock. Upon completion of the offering, the Valhi consolidated aggregate ownership of Kronos was reduced from 95.2% (59.2% held by Valhi directly and 36.0% held by NL directly) to 80.4% (50.0% held by Valhi directly and 30.4% held by NL directly). We did not receive any of the net proceeds from such offering.

Products and End-Use Markets

We, including our predecessors, have produced and marketed TiO2 in Europe, our primary market, for over 90 years. We believe we are the largest producer of TiO2 in Europe with over three-fourths of our sales volumes attributable to markets in Europe.

We believe we are the leading seller of TiO2 in several countries, including Germany, with an estimated 7% share of worldwide TiO2 sales volume in 2011.

We offer our customers a broad portfolio of products that include over 40 different TiO2 pigment grades under the Kronos® trademark which provide a variety of performance properties to meet customers’ specific requirements. Our major customers include domestic and international paint, plastics, decorative laminate and paper manufacturers. We ship TiO2 to our customers in either a powder or slurry form via rail, truck or ocean carrier. Sales of our core TiO2 pigments represented approximately 89% of our net sales in 2011. We and our agents and distributors primarily sell and provide technical services for our products in three major end-use markets: coatings, plastics and paper. The following tables show our approximate sales volume by geographic region and end use for the year ended December 31, 2011:

Sales Volumes Percentages by Geographic Region		Sales Volumes Percentages by End Use

Europe	79%	Coatings	50%
North America	1%	Plastics	36%
Asia Pacific	14%	Paper	8%
Rest of World	6%	Other	6%

Some of the principal applications for our products include the following:

TiO2  for Coatings—Our TiO2 is used to provide opacity, durability, tinting strength and brightness in industrial coatings, as well as coatings for home interiors and exteriors, automobiles, aircraft, machines, appliances, traffic paint and other special purpose coatings. The amount of TiO2 used in coatings varies widely depending on the opacity, color and quality desired. Generally, the higher the opacity requirement of the coating, the greater the TiO2 content.

TiO2  for Plastics—We produce TiO2 pigments that improve the optical and physical properties in plastics, including whiteness and opacity. TiO2 is used to provide opacity in items such as containers and packaging materials, and vinyl products such as windows, door profiles and siding. TiO2 also generally provides hiding power, neutral undertone, brightness and surface durability for housewares, appliances, toys, computer cases and food packages. TiO2’s high brightness along with its opacity, is used in some engineering plastics to help mask their undesirable natural color. TiO2 is also used in masterbatch, which is a concentrate of TiO2 and other additives and is one of the largest uses for TiO2 in the plastics end-use market. In masterbatch, the TiO2 is dispersed at high concentrations into a plastic resin and is then used by manufacturers of plastic containers, bottles, packaging and agricultural films.

TiO2  for Paper—Our TiO2 is used in the production of several types of paper, including laminate (decorative) paper, filled paper and coated paper to provide whiteness, brightness, opacity and color stability. Although we sell our TiO2 to all segments of the paper end-use market, our primary focus is on the TiO2 grades used in paper laminates, where several layers of paper are laminated together using melamine resin under high temperature and pressure. The top layer of paper contains TiO2 and plastic resin and is the layer that is printed with decorative patterns. Paper laminates are used to replace materials such as wood and tile for such applications as counter tops, furniture and wallboard. TiO2 is beneficial in these applications because it assists in preventing the material from fading or changing color after prolonged exposure to sunlight and other weathering agents.

TiO2  for Other Applications—We produce TiO2 to improve the opacity and hiding power of printing inks. TiO2 allows inks to achieve very high print quality while not interfering with the technical requirements of printing machinery, including low abrasion, high printing speed and high temperatures. Our TiO2 is also used in textile applications where TiO2 functions as an opacifying and delustering agent. In man-made fibers such as rayon and polyester, TiO2 corrects an otherwise undesirable glossy and translucent appearance. Without the presence of TiO2, these materials would be unsuitable for use in many textile applications.

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

Our TiO2 business is enhanced by the following three complementary businesses, which comprised approximately 11% of our net sales in 2011:

•

We own and operate two ilmenite mines in Norway pursuant to a governmental concession with an unlimited term. We commenced production from our second mine in 2009. Ilmenite is a raw material used directly as a feedstock by some sulfate-process TiO2 plants. We believe we have a significant competitive advantage because our mines supply our feedstock requirements for all of our European sulfate-process plants. We also sell ilmenite ore to third-parties, some of whom are our competitors. The mines have estimated ilmenite reserves that are expected to last at least 50 years.

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

Manufacturing, Operations and Properties

We produce TiO2 in two crystalline forms: rutile and anatase. Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process. Manufacturers of many end-use applications can use either form, especially during periods of TiO2 supply tightness. The chloride process is the preferred form for use in coatings and plastics, the two largest end-use markets. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments and in 2011, chloride process production facilities represented approximately 55% of industry capacity. The sulfate process is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food and cosmetics. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).

•

Chloride Process—The chloride process is a continuous process in which chlorine is used to extract rutile TiO2. This process has also gained market share over the sulfate process because of the relatively lower upfront capital investment in plant and equipment required. The chloride process produces less waste than the sulfate process because much of the chlorine is recycled and feedstock bearing higher titanium content is used. The chloride process also has lower energy requirements and is less labor-intensive than the sulfate process. The chloride process produces an intermediate base pigment with a wide range of properties.

•	Sulfate Process—The Sulfate process is a batch process in which sulfuric acid is used to extract the TiO2 from ilmenite or titanium slag. After separation from the impurities in the ore (mainly iron) the TiO2 is precipitated and calcined to form an intermediate base pigment ready for sale or can be upgraded through finishing treatments.

We produced 371,000 metric tons of TiO2 in 2011, up from the 349,000 metric tons we produced in 2010. Our TiO2 production in 2011 was a new record for us. Our average production capacity utilization rates were at full capacity in 2010 and 2011 and approximately 71% in 2009. In late 2008, and as a result of the sharp decline in global demand, we experienced a build up in our inventory levels. In order to decrease our inventory levels and improve our liquidity, we implemented production curtailments during the first half of 2009. Consequently, our average production capacity utilization rates were approximately 51% during the first half of 2009 as compared to 92% during the second half of 2009.

We operate four TiO2 plants in Europe (one in each of Leverkusen, Germany; Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway). We operate two ilmenite mines in Hauge i Dalane, Norway pursuant to a governmental concession.

Our production capacity in 2011 was 361,000 metric tons, approximately two-thirds of which was from the chloride production process. The following table presents the division of our expected 2012 manufacturing capacity by plant location and type of manufacturing process:

		% of Capacity by TiO2 Manufacturing Process
Facility	Description	Chloride	Sulfate

Leverkusen, Germany (1)	TiO2 production, chloride and sulfate process, co-products	65%	30%

Nordenham, Germany	TiO2 production, sulfate process, co-products	—	46

Langerbrugge, Belgium	TiO2 production, chloride process, co-products, titanium chemicals products	35	—

Fredrikstad, Norway (2)	TiO2 production, sulfate process, co-products	—	24

Total		100%	100%

(1)

The Leverkusen facility is located within an extensive manufacturing complex owned by Bayer AG. We own the Leverkusen facility, which represents about one-half of our current TiO2 production capacity, but we lease the land under the facility from Bayer under a long term agreement which expires in 2050. Lease payments are periodically negotiated with Bayer for periods of at least two years at a time. A majority-owned subsidiary of Bayer provides some raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility under separate supplies and services agreements.

(2)	The Fredrikstad plant is located on public land and is leased until April 2013 with an option to extend the lease for an additional 50 years.

We own the land underlying all of our principle production facilities unless otherwise indicated in the table above.

Our production capacity has increased by approximately 20% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. We believe that our annual attainable production capacity for 2012 is approximately 370,000 metric tons and we currently expect we will operate at near full production capacity for the year.

We also operate two ilmenite mines in Norway pursuant to a governmental concession with an unlimited term. Our principal place of business is in Leverkusen, Germany.

We have various corporate and administrative offices located in Germany, Norway and Belgium and various sales offices located in Belgium, France, the Netherlands and the United Kingdom.

Raw Materials

The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (natural rutile ore or purchased slag), chlorine and coke. Chlorine is available from a number of suppliers, while petroleum coke is available from a limited number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Canada, India and the United States. We purchase chloride process grade slag from Rio Tinto Iron and Titanium under a long-term supply contract that expires at the end of 2016 and from Exxaro TSA Sands (PTY) LTD under a supply contract that expires in December 2012. We purchase upgraded slag from Q.I.T. Fer et Titane Inc. (a subsidiary of Rio Tinto Iron and Titanium) under a long-term supply contract that expires at the end of 2015. We purchase natural rutile ore primarily from Iluka Resources, Limited under contracts that expire in 2012. In the past we have been, and we expect that we will continue to be, successful in obtaining long-term extensions to these and other existing supply contracts prior to their expiration. We expect the raw materials purchased under these contracts to meet our chloride process feedstock requirements over the next several years.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate process TiO2, we operate two rock ilmenite mines in Norway, which provided all of the feedstock for our sulfate process TiO2 plants in 2011. We expect ilmenite production from our mines to meet our sulfate process feedstock requirements for the foreseeable future.

Many of our raw material contracts contain fixed quantities we are required to purchase, or specify a range of quantities within which we are required to purchase. The pricing under these agreements is generally negotiated quarterly or semi-annually depending upon the suppliers.

The following table summarizes our raw materials purchased or mined in 2011.

Production Process/Raw Material	Raw Materials Procured or Mined
(In thousands of metric tons)

Chloride process plants:
Purchased slag or rutile ore	289

Sulfate process plants:
Ilmenite ore mined and used internally	326

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

Sales and Marketing

Our marketing strategy is aimed at developing and maintaining strong customer relationships with new and existing accounts. Because TiO2 represents a significant raw material cost for our customers, the purchasing decisions are often made by our customers’ senior management. We work to maintain close relationships with the key decision makers, through in-depth frequent in-person meetings. We endeavor to extend these commercial and technical relationships to multiple levels within our customers’ organization using our direct sales force and technical service group to accomplish this objective. We believe this has helped build customer loyalty to Kronos and strengthened our competitive position. Close cooperation and strong customer relationships enable us to stay closely attuned to trends in our customers’ businesses. Where appropriate, we work in conjunction with our customers to solve formulation or application problems by modifying specific product properties or developing new pigment grades. We also focus our sales and marketing efforts on those geographic and end-use market segments where we believe we can realize higher selling prices. This focus includes continuously reviewing and optimizing our customer and product portfolios.

Our marketing strategy is also aimed at working directly with customers to monitor the success of our products in their end-use applications, evaluate the need for improvements in product and process technology and identify opportunities to develop new product solutions for our customers. Our marketing staff closely coordinates with our sales force and technical specialists to ensure that the needs of our customers are met and to help develop and commercialize new grades where appropriate.

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

We sell to a diverse customer base and no single customer made up more than 10% of our sales for 2011. Our largest ten customers accounted for approximately 26% of sales in 2011.

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

Competition

The TiO2 industry is highly competitive. We compete primarily on the basis of price, product quality, technical service and the availability of high performance pigment grades. Since TiO2 is not a traded commodity, its pricing is largely a product of negotiation between suppliers and their respective customers. Although certain TiO2 grades are considered specialty pigments, the majority of our grades and substantially all of our production are considered commodity pigments with price and availability being the most significant competitive factors along with quality and customer service. During 2011, we had an estimated 7% share of worldwide TiO2 sales volume, and based on sales volumes, we believe we are the leading seller of TiO2 in several countries, including Germany.

Our principal competitors are E.I. du Pont de Nemours & Co., or Dupont; Millennium Inorganic Chemicals, Inc. (a subsidiary of National Titanium Dioxide Company Ltd.), or Cristal; Huntsman Corporation; Tronox Incorporated; and Sachtleben Chemie GmbH. The top five TiO2 producers account for approximately 59% of the world’s production capacity. The following chart shows our estimate of worldwide production capacity in 2011:

Worldwide Production Capacity—2011
DuPont	20%
Cristal	12%
Kronos Worldwide*	10%
Huntsman	9%
Tronox	8%
Other	41%

*	Our production capacity represents approximately 68% of Kronos Worldwide’s production capacity.

Tronox filed for Chapter 11 bankruptcy protection in January 2009 and continued to operate as a debtor-in-possession until February 2011, at which time it emerged from Chapter 11. During 2011, Tronox agreed to participate in certain transactions that, if approved, would give Exxaro Mineral Sands, a major producer of titanium ore feedstock, an ownership interest in Tronox. There can be no assurance that such transactions involving Tronox would be approved and completed.

Over the past ten years, we and our competitors have increased industry capacity through debottlenecking projects, which in part compensated for the shut down of TiO2 plants in France, the United States, the United Kingdom and China. In addition, in May 2011, Dupont announced a comprehensive plan to add approximately 350,000 metric tons of global capacity in the next three years.

Although overall industry demand is expected to be higher in 2012 as compared to 2011 as a result of improving worldwide economic conditions, we do not expect any other significant efforts will be undertaken by us or our competitors to further increase capacity for the foreseeable future, other than through debottlenecking projects. If actual developments differ from our expectations, the TiO2 industry’s performance and that of our own could be unfavorably affected.

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

Research and Development

We employ scientists, chemists, process engineers and technicians who are engaged in research and development, process technology and quality assurance activities in Leverkusen, Germany. These individuals have the responsibility for improving chloride and sulfate production processes, improving product quality and strengthening our competitive position by developing new applications. Our expenditures for these activities were approximately $12 million in 2009, $13 million in 2010 and $20 million in 2011. We expect to spend approximately $22 million on research and development in 2012.

We continually seek to improve the quality of our grades and have been successful at developing new grades for existing and new applications to meet the needs of our customers and increase product life cycles. Since 2006, we have added five new grades for plastics and coatings.

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

Patents—We have obtained patents and have numerous patent applications pending that cover our products and the technology used in the manufacture of our products. Our patent strategy is important to us and our continuing business activities. In addition to maintaining our patent portfolio, we seek patent protection for our technical developments, principally in the United States, Canada and Europe. U.S. Patents are generally in effect for 20 years from the date of filing. Our U.S. patent portfolio includes patents having remaining terms ranging from one year to 20 years.

Trademarks and Trade Secrets—Our trademarks, including Kronos®, are covered by issued and or pending registrations, including in Canada and the United States. We protect the trademarks that we use in connection with the products we manufacture and sell and have developed goodwill in connection with our long-term use of our trademarks. We conduct research activities in secret and we protect the confidentiality of our trade secrets through reasonable measures, including confidentiality agreements and security procedures. We rely upon unpatented proprietary knowledge and continuing technological innovation and other trade secrets to develop and maintain our competitive position. Our proprietary chloride production process is an important part of our technology and our business could be harmed if we fail to maintain confidentiality of our trade secrets used in this technology.

Employees

As of December 31, 2011, we employed approximately 1,985 persons. Hourly employees in our production facilities are represented by a variety of labor unions, with labor agreements having various expiration dates. Our union employees are covered by master collective bargaining agreements in the chemicals industry that are generally renewed annually. We believe our labor relations are good.

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

From time to time, our facilities may be subject to environmental regulatory enforcement statutes. Typically we establish compliance programs to resolve these matters. Occasionally, we may pay penalties. To date such penalties have not involved amounts having a material adverse effect on our consolidated financial position, results of operations or liquidity. We believe that all of our facilities are in substantial compliance with applicable environmental laws.

In December 2006, the EU approved Registration, Evaluation and Authorization of Chemicals, or REACH, which took effect on June 1, 2007 and will be phased in over an 11-year period from the implementation date. Under REACH, companies that manufacture or import more than one ton of a chemical substance per year in the EU will be required to register such chemical substances in a central data base. REACH affects our European operations by imposing a testing, evaluation and registration program for many of the chemicals we use or produce in Europe. Under REACH, substances of very high concern may require authorization for further use and may also be restricted in the future, which could increase our production costs. We have established a REACH team that is working to identify and list all substances purchased, manufactured or imported by or for us in the EU. We spent $.7 million in 2009, $2.6 million in 2010 and $.2 million in 2011 on REACH compliance and we do not anticipate that future compliance costs will be material to us.

Our capital expenditures related to ongoing environmental compliance, protection and improvement programs, including capital expenditures which are primarily focused on increased operating efficiency but also result in improved environmental protection such as lower emissions from our manufacturing facilities, were $24.8 million in 2011 and are currently expected to be approximately $21 million in 2012.

Website and other available information

Our fiscal year ends December 31. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available on our website at www.kronosww.com. These reports are available on the website, without charge, as soon as is reasonably practicable after we file or furnish them electronically with the Securities and Exchange Commission, or SEC. Additional information regarding us, as well as the Audit Committee charter, Code of Business Conduct and Ethics and Corporate Governance Guidelines of Kronos, can also be found at this website. Information contained on our website is not part of this report. We will also provide free copies of such documents upon written request. Such requests should be directed to the Corporate Secretary at our address on the cover page of this Form 10-K.

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

Approximately 89% of our revenues are attributable to sales of TiO2. Pricing within the global TiO2 industry over the long term is cyclical and changes in economic conditions, especially in Western industrialized nations, can significantly impact our earnings and operating cash flows. Historically, the markets for many of our products have experienced alternating periods of increasing and decreasing demand. Relative changes in the selling prices for our products are one of the main factors that affect the level of our profitability. In periods of increasing demand, our selling prices and profit margins generally will tend to increase, while in periods of decreasing demand our selling prices and profit margins generally tend to decrease. In addition, pricing may affect customer inventory levels as customers may from time to time accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases. Our ability to further increase capacity without additional investment in greenfield or brownfield capacity increases may be limited and as a result, our profitability may become even more dependent upon the selling prices of our products.

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

The global market in which we operate our business is concentrated with the top five TiO2 producers accounting for 59% of the world’s production capacity and is highly competitive. Competition is based on a number of factors, such as price, product quality and service. Some of our competitors may be able to drive down prices for our products because their costs are lower than our costs. In addition, some of our competitors’ financial, technological and other resources may be greater than our resources and such competitors may be better able to withstand changes in market conditions. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Further, consolidation of our competitors or customers may result in reduced demand for our products or make it more difficult for us to compete with our competitors. The occurrence of any of these events could result in reduced earnings or operating losses.

Higher costs or limited availability of our raw materials may reduce our earnings and decrease our liquidity. In addition, many of our raw material contracts contain fixed quantities we are required to purchase.

The number of sources for and availability of certain raw materials is specific to the particular geographical region in which a facility is located. For example, titanium-containing feedstocks suitable for use in our TiO2 facilities are available from a limited number of suppliers around the world. Political and economic instability in the countries from which we purchase our raw material supplies could adversely affect their availability. If our worldwide vendors were unable to meet their contractual obligations and we were unable to obtain necessary raw materials, we could incur higher costs for raw materials or may be required to reduce production levels. We expect our feedstock ore costs will be significantly higher in 2012 as compared to 2011. In addition, we may also experience higher operating costs such as energy costs, which could affect our profitability. We may not always be able to increase our selling prices to offset the impact of any higher costs or reduced production levels, which could reduce our earnings and decrease our liquidity.

KUS, an affiliate and subsidiary of our parent company, has long-term supply contracts that provide for certain of its affiliates’, including us, TiO2 feedstock requirements that currently expire through 2016, most of which we may be able to renew. KUS may not be successful in renewing these contracts or in obtaining long-term extensions to these contracts prior to expiration. The agreements require the purchase of certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $2.6 billion at December 31, 2011. In addition, we have other long-term supply and service contracts that provide for various raw materials and services. These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $72 million at December 31, 2011. Our commitments under these contracts could adversely affect our financial results if we significantly reduce our production and were unable to modify the contractual commitments.

Our leverage may impair our financial condition or limit our ability to operate our businesses.

We currently have a significant amount of debt. As of December 31, 2011, our total consolidated debt was approximately $365.1 million, which relates primarily to our senior secured notes. Our level of debt could have important consequences to our stockholder and creditors, including:

•	making it more difficult for us to satisfy our obligations with respect to our liabilities,

•	increasing our vulnerability to adverse general economic and industry conditions,

•

requiring that a portion of our cash flows from operations be used for the payment of interest on our debt, which reduces our ability to use our cash flow to fund working capital, capital expenditures, dividends on our common stock, acquisitions or general corporate requirements,

•	limiting the ability of our subsidiaries to pay dividends to us,

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or general corporate requirements,

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, and

•	placing us at a competitive disadvantage relative to other less leveraged competitors.

In addition to our indebtedness, we are party to various lease and other agreements pursuant to which, along with our indebtedness, we are committed to pay approximately $98 million in 2012. Our ability to make payments on and refinance our debt and to fund planned capital expenditures depends on our future ability to generate cash flow. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds under our subsidiaries’ credit facilities in the future will, in some instances, depend in part on these subsidiaries’ ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

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

None

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of our common stock is held by Kronos. There is no established public trading market for our common stock. The indenture governing our 6.5% Senior Secured Notes due in 2013 limits our ability to pay dividends or to make other restricted payments, as defined. The aggregate amount of dividends and other restricted payments since June 2002 may not exceed 75% of the aggregate consolidated net income, as defined in the indenture, plus $25 million. We currently expect to pay dividends or make other restricted payments as permitted by the indenture. Declaration and payment of future dividends is discretionary and the amount thereof is dependent upon our results of operations, financial condition, contractual limitations, cash requirements for our businesses and other factors deemed relevant by our Board of Directors. At December 31, 2011, $256.6 million was available for dividends or other restricted payments, as defined. See Note 6 to our Consolidated Financial Statements.

We paid no dividends to Kronos in 2009, 2010 or 2011.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years ended December 31,
	2007	2008	2009	2010	2011
	(In millions, except ratios)
STATEMENTS OF OPERATIONS DATA:
Net sales	$946.1	$952.9	$819.9	$998.5	$1,407.6
Gross margin	196.4	170.4	67.2	224.5	531.3
Income (loss) from operations	78.7	45.1	(33.8)	112.1	390.6
Net income (loss)	(58.8)	21.3	(46.5)	86.5	230.1

BALANCE SHEET DATA (at year end):
Total assets	$1,103.1	$1,053.5	$1,013.9	$1,023.7	$1,102.2
Long-term debt including current maturities	590.8	605.6	596.5	539.6	365.1
Stockholder’s equity	181.4	137.3	103.4	180.4	378.3

STATEMENTS OF CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$84.9	$1.0	$67.5	$64.7	$212.1
Investing activities	(42.5)	(61.7)	(19.5)	(31.3)	(67.0)
Financing activities	(34.0)	7.2	(33.6)	(11.3)	(174.9)

TiO2 OPERATING STATISTICS:
Sales volume*	348	317	304	347	340
Production volume*	350	350	257	349	371
Production rate as a percentage of capacity	98%	97%	71%	97%	103%

OTHER FINANCIAL DATA:
Ratio of earnings to combined fixed charges (unaudited) (1)	2.6	1.5	—	2.8	10.9

*	Metric tons in thousands
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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business overview

We are a leading global producer and marketer of value-added TiO2. TiO2 is used for a variety of manufacturing applications, including plastics, paints, paper and other industrial products. During 2011, approximately 79% of our sales volumes were sold into European markets. We believe that we are the largest producer of TiO2 in Europe with an estimated 19% share of European TiO2 sales volumes in 2011. Our production facilities are located throughout Europe.

We consider TiO2 to be a “quality of life” product, with demand affected by gross domestic product, or GDP, and overall economic conditions in our markets located in various regions of the world. Over the long-term, we expect demand for TiO2 will grow by 2% to 3% per year, consistent with our expectations for the long-term growth in GDP. However, even if we and our competitors maintain consistent shares of the worldwide market, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP, in part due to relative changes in the TiO2 inventory levels of our customers. We believe that our customers’ inventory levels are influenced in part by their expectation for future changes in market TiO2 selling prices as well as their expectation for future availability of product. Although certain of our TiO2 grades are considered specialty pigments, the majority of our grades and substantially all of our production are considered commodity pigment products with price and availability being the most significant competitive factors along with quality and customer service.

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

In addition, our effective income tax rate in each of 2009, 2010 and 2011 has been impacted by certain favorable and unfavorable developments discussed below.

Executive summary

We reported net income of $230.1 million in 2011 compared to $86.5 million in 2010. Our net income increased from 2010 to 2011 primarily due to the net effects of (i) higher income from operations in 2011 resulting principally from higher average selling prices and higher production volumes in 2011 and (ii) a non-cash deferred income tax benefit recognized in the first quarter of 2010.

Net income in 2011 includes an income tax provision of $9.8 million for U.S. incremental income taxes on current earnings repatriated from our German subsidiary, which earnings were used to fund a portion of the redemption and repurchases of our Senior Secured Notes.

We reported net income of $86.5 million in 2010 compared to a net loss of $46.5 million in 2009. The $133 million increase in net income from 2009 to 2010 is primarily due to (i) higher income from operations in 2010 resulting principally from higher sales and production volumes and higher selling prices and (ii) a non-cash deferred income tax benefit recognized in the first quarter of 2010.

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

Critical accounting policies and estimates

The accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our Consolidated Financial Statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. On an ongoing basis we evaluate our estimates, including those related to the recoverability of long-lived assets, pension benefit obligations and the underlying actuarial assumptions related thereto, the realization of deferred income tax assets and accruals for litigation, income tax and other contingencies. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ significantly from previously-estimated amounts under different assumptions or conditions.

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•

Long-lived assets—We recognize an impairment charge associated with our long-lived assets, including property and equipment, whenever we determine that recovery of such long-lived asset is not probable. Such determination is made in accordance with the applicable GAAP requirements of Accounting Standard Codification, or ASC, Topic 360-10-35, Property, Plant and Equipment and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Significant judgment is required in estimating such cash flows. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future. We do not assess our property and equipment for impairment unless certain impairment indicators specified in ASC Topic 360-10-35 are present. We did not evaluate any long-lived assets for impairment during 2011 because no such impairment indicators were present.

•

Pension plans—We maintain various defined benefit pension plans. The amounts recognized as defined benefit pension expenses and the reported amounts of pension asset and accrued pension costs are actuarially determined based on several assumptions including discount rates, expected rates of returns on plan assets and expected health care trend rates. Variances from these actuarially assumed rates will result in increases or decreases, as applicable, in the recognized pension obligations, pension expenses and funding requirements. These assumptions are more fully described below under “Defined Benefit Pension Plans.”

•

Income taxes—We recognize deferred taxes for future tax effects of temporary differences between financial and income tax reporting. We record a valuation allowance to reduce our deferred income tax assets to the amount that is believed to be realized under the more-likely-than-not recognition criteria. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made. For example, we have substantial net operating loss carryforwards in Germany (the equivalent of $799 million for German corporate purposes and $188 million for German trade tax purposes at December 31, 2011). At December 31, 2011, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, if we were to generate losses in our German operations for an extended period of time, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

We record a reserve for uncertain tax positions where we believe it is more-likely-than-not our tax positions will not prevail with the applicable tax authorities. It is possible that in the future we may change our assessment regarding the probability that our tax positions will prevail that would require an adjustment to the amount of our reserve for uncertain tax positions that could either increase or decrease, as applicable, reported net income in the period the change in assessment was made.

In addition, we evaluate at the end of each reporting period as to whether or not some or all of the undistributed earnings of our subsidiaries are permanently reinvested (as that term is defined in GAAP). While we may have concluded in the past that some of such undistributed earnings are permanently reinvested, facts and circumstances can change in the future and it is possible that a change in facts and circumstances, such as a change in the expectation regarding the capital needs of our subsidiaries, could result in a conclusion that some or all of such undistributed earnings are no longer permanently reinvested. In such an event, we would be required to recognize a deferred income tax liability in an amount equal to the estimated incremental U.S. income tax and withholding tax liability that would be generated if all of such previously-considered permanently reinvested undistributed earnings were to be distributed to the U.S.

•

Contingencies—We record accruals for legal and other contingencies when estimated future expenditures associated with such contingencies and commitments become probable and the amounts can be reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

Income from operations is impacted by certain of these significant judgments and estimates, such as allowance for doubtful accounts, reserves for obsolete or unmarketable inventories, impairment of long-lived assets, defined benefit pension plans and loss accruals. In addition, net income is impacted by the significant judgments and estimates for deferred income tax asset valuation allowances and loss accruals.

Comparison of 2011 to 2010 Results of Operations

	Year ended December 31,
	2010		2011
	(Dollars in millions)

Net sales	$998.5	100%	$1,407.6	100%
Cost of sales	774.0	78	876.3	62

Gross margin	224.5	22	531.3	38
Other operating income and expenses, net	112.4	11	140.7	10

Income from operations	$112.1	11%	$390.6	28%

				% Change
TiO2 operating statistics:
Sales volumes*	347		340	(2)%
Production volumes*	349		371	6%

Percent change in net sales:
TiO2 product pricing				42%
TiO2 sales volumes				(2)
TiO2 product mix				(6)
Changes in currency exchange rates				7

Total				41%

*	Thousands of metric tons

Industry conditions and 2011 overview – In 2011 our production facilities operated at full capacity rates and we increased TiO2 selling prices throughout 2010 and 2011, resulting in increased profitability and cash flows.

Global customer demand for our TiO2 products also remained strong in 2011. Nevertheless, we experienced a softening of demand in the fourth quarter as a result of customer destocking, and our sales volumes in 2011 were lower as compared to 2010, with most of the lower volumes occurring in the fourth quarter. We anticipate that customer demand will rebound from the softness experienced in the fourth quarter, and that we will be able to implement further TiO2 selling price increases.

We experienced increased costs for our raw materials such as ore and petroleum coke in 2011. We expect further increases in raw material costs in 2012.

Overall, based on positive market dynamics in the TiO2 industry, we expect our profitability and cash flows to increase in 2012 and the foreseeable future.

Net sales – Our net sales increased 41%, or $409.1, million in 2011 compared to 2010, primarily due to a 42% increase in average TiO2 selling prices. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs. Based on current conditions in the TiO2 industry, as well as the expectation for increases in our manufacturing costs discussed below, we currently expect average selling prices in 2012 to be higher than in 2011.

While the amount of inventory available for shipment in 2011 increased due to higher production volumes during the year, our sales volumes were 2% lower than in 2010 as a result of soft demand in the fourth quarter of 2011 due to customer destocking.

In addition to the factors discussed above, we estimate the favorable effect of changes in currency exchange rates increased our net sales by approximately $71 million, or 7%, as compared to 2010, while relative changes in mix of the various grades of our products sold decreased our net sales by approximately $60 million, or 6%.

Cost of sales – Cost of sales increased $102.3 million or 13% in 2011 compared to 2010 due to the net impact of a 6% increase in TiO2 production volumes, higher raw material costs of $65.0 million (primarily feedstock ore and petroleum coke), an increase in maintenance costs of $14.5 million (consistent with the increase in production volumes) and currency fluctuations (primarily the euro). Overall, our per metric ton cost of TiO2 we produced increased approximately 11% as compared to 2010. Cost of sales as a percentage of net sales decreased to 62% in 2011 compared to 78% in 2010 primarily due to the effects of higher selling prices and the benefit of higher production volumes in 2011. Our TiO2 production volumes in 2011 established a new record for us for an annual production period. We currently expect our feedstock ore and our other raw material costs to increase in 2012, including significant increases in our feedstock ore costs.

Income from operations – Income from operations increased by $278.5 million from $112.1 million in 2010 to $390.6 million in 2011. Income from operations as a percentage of net sales increased to 28% in 2011 from 11% in 2010. This increase is driven by the improvement in gross margin, which increased to 38% in 2011 compared to 22% in 2010. Our gross margin increased primarily because of the effect of higher selling prices which more than offset the impact of higher manufacturing costs (primarily raw materials and maintenance). Changes in currency exchange rates increased our income from operations by approximately $10 million in 2011 as compared to 2010.

As a percentage of net sales, selling, general and administrative expenses were relatively consistent at approximately 11% and 13% for 2011 and 2010, respectively.

Other non-operating income (expense)—In March 2011, we redeemed €80 million principal amount of our 6.5% Senior Secured Notes. In the third and fourth quarters of 2011, we repurchased in open market transactions an aggregate €40.8 million principal amount of our 6.5% Notes. We recognized a net $3.1 million pre-tax interest charge related to the redemption and open market purchases of the 6.5% Notes, consisting of the call premium, the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed and purchased Notes.

Interest expense decreased $5.6 million from $38.0 million in 2010 to $32.4 million in 2011 due to the net effects of the prepayment and open market purchases of a portion of the 6.5% Senior Secured Notes, as discussed above, and changes in currency exchange rates. The interest expense we recognize will vary with fluctuations in the euro exchange rate.

Income tax provision (benefit) – Our income tax provision was $125.3 million in 2011 compared to an income tax benefit of $12.2 million in 2010. This increase is primarily due to our increased earnings. See Note 7 to our Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision. Some of the more significant items impacting this reconciliation are summarized below.

•

Our income tax provision in 2011 includes $9.8 million for U.S. incremental income taxes on current earnings repatriated from our German subsidiary, which earnings were used to fund a portion of the redemption and repurchases of our Senior Secured Notes.

•

Our income tax provision in 2010 includes a $35.2 million non-cash income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of our German corporate and trade tax net operating loss carryforwards.

Comparison of 2010 to 2009 Results of Operations

	Year ended December 31,
	2009		2010
	(Dollars in millions)

Net sales	$819.9	100%	$998.5	100%
Cost of sales	752.7	92	774.0	78

Gross margin	67.2	8	224.5	22
Other operating income and expenses, net	101.0	12	112.4	11

Income (loss) from operations	$(33.8)	(4)%	$112.1	11%

				%
				Change

TiO2 operating statistics:
Sales volumes*	304		347	14%
Production volumes*	257		349	36%

Percent change in net sales:
TiO2 product pricing				12%
TiO2 sales volumes				14
TiO2 product mix				—
Changes in currency exchange rates				(4)

Total				22%

*	Thousands of metric tons

Net sales – Our net sales increased 22% or $178.6 million for 2010 compared to 2009, primarily due to a 14% increase in sales volumes and a 12% increase in average selling prices. In addition, we estimate the unfavorable effect of changes in currency exchange rates decreased our net sales by approximately $36 million, or 4%, as compared to the same period in 2009.

Sales volumes in 2010 increased 14% as compared to 2009 due to higher demand in the European and export market segments resulting from the improvement in economic conditions.

Cost of sales—Cost of sales increased $21.3 million or 3% for 2010 compared to 2009 due to the net impact of a 36% increase in TiO2 production volumes to 349,000 metric tons, a 14% increase in sales volumes, an increase in maintenance costs of $22.6 million, and higher raw material costs of $3.2 million. In addition, cost of sales for 2010 was negatively impacted by approximately $15 million as a result of higher production costs in 2010 at our ilmenite mines in Norway. Cost of sales as a percentage of net sales decreased to 78% in 2010 compared to 92% in 2009 primarily due to higher selling prices in 2010 and the significantly higher production volumes in 2010, as we implemented temporary plant curtailments during the first half of 2009 in order to reduce our finished goods inventories to an appropriate level. Such temporary plant curtailments resulted in approximately $70 million of unabsorbed fixed production costs which were charged directly to cost of sales in the first six months of 2009.

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

Income tax benefit – Our income tax benefit was $12.2 million in 2010 compared to an income tax benefit of $27.3 million in 2009. See Note 7 to our Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision. Some of the more significant items impacting this reconciliation are summarized below.

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

Effects of currency exchange rates

All of our operations and assets are located outside the United States (primarily in Germany, Belgium and Norway). The majority of our sales are denominated in currencies other than the U.S. dollar, principally the euro and other major European currencies. A portion of sales generated from our operations are denominated in the U.S. dollar. Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies. Consequently, the translated U.S. dollar value of our sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results. In addition to the impact of the translation of sales and expenses over time, our operations also generate currency transaction gains and losses which primarily relate to the difference between the currency exchange rates in effect when non-local currency sales or operating costs are initially accrued and when such amounts are settled with the non-local currency.

Overall, we estimate that fluctuations in currency exchange rates had the following effects on our sales and income from operations for the periods indicated.

	$000,00	$000,00	$000,00	$000,00	$000,00
Impact of changes in currency exchange rates - 2011 vs. 2010
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate	Total currency impact 2011 vs.
	2010	2011	Change	changes	2010
	(in millions)

Impact on:
Net sales	$—	$—	$—	$71	$71
Income from operations	5	1	(4)	14	10

	$000,00	$000,00	$000,00	$000,00	$000,00
Impact of changes in currency exchange rates - 2010 vs. 2009
	Transaction gains/(losses) recognized			Translation gain/loss- impact of rate	Total currency impact 2010 vs.
	2009	2010	Change	changes	2009
	(in millions)

Impact on:
Net sales	$—	$—	$—	$(36)	$(36)
Income (loss) from operations	8	5	(3)	(8)	(11)

The positive impact on income from operations in 2011 versus 2010 is due to higher currency translation gains in 2011, partially offset by lower transaction gains compared to 2010 which were a function of the timing of currency exchange rate changes and the settlement of non-local currency receivables and payables. The negative impact on income (loss) from operations for the 2010 versus 2009 comparison is due to increased currency transaction losses in 2010 as compared to 2009 which were a function of the timing of currency exchange rate changes and the settlement of non-local currency receivables and payables.

Outlook

We operated our production facilities at full practical capacity levels during 2011 and our production volumes in 2011 set a new record for us. While we will continue to work on debottlenecking projects in order to increase our production capacity, we believe such debottlenecking projects will produce relatively nominal increases in our capacity. Given the exceptional level of production achieved in 2011, we currently expect to operate our facilities in 2012 at production levels consistent with or slightly lower than 2011.

The overall strong global demand for TiO2 we experienced in 2011 is expected to continue in 2012. As a result, we expect that we will be able to sell the TiO2 we produce in 2012 as well as portions of our finished goods inventory on hand at the end of 2011. Consequently, we expect our sales volumes to increase in 2012 as compared to 2011.

We implemented significant increases in TiO2 selling prices throughout 2011. Our average TiO2 selling prices were 42% higher in 2011 as compared to 2010, and our average prices at the end of 2011 were 10% higher than at the end of the third quarter of 2011 and 45% higher than at the end of 2010. Based on the expected continuation of strong demand levels and increases in our manufacturing costs discussed below, we anticipate our average selling prices will continue to increase throughout 2012, including increases to offset the impact of our expected higher manufacturing costs.

Throughout 2011 we have seen significantly higher feedstock ore costs driven by tight ore supplies and higher-than-historical increases in petroleum coke and energy costs. We currently expect this trend to continue in 2012, with continued higher-than-historical increases in feedstock ore, petroleum coke, energy and freight costs. Overall, we currently expect the per metric ton cost of TiO2 we produce will increase approximately 50% to 60% in 2012 as compared to 2011 primarily due to higher feedstock ore costs. Our cost of sales per metric ton of TiO2 sold in 2012 is consequently expected to be significantly higher as compared to 2011, but only after we have sold the TiO2 products on hand at the end of 2011, the cost of which is significantly lower than our expected 2012 production costs. Given the current conditions in the TiO2 industry, if our costs of production exceed our current expectations in 2012 and demand for TiO2 remains strong, we believe we could recoup such higher costs through additional selling price increases.

Overall, we expect income from operations will be higher in 2012 as compared to 2011, as the favorable effect of higher selling prices and sales volumes will more than offset the impact of higher production costs.

Our expectations as to the future of the TiO2 industry are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, continued operation of competitors, unexpected or earlier-than-expected capacity additions or reductions and technological advances. If actual developments differ from our expectations, our results of operations could be unfavorably affected.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows as a result of our operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings.

Our cash flows from operating activities provided $212.1 million for 2011 compared to $64.7 million for 2010. This increase was due primarily to the net effects of the following items:

•	higher income from operations in 2011 of $278.5 million,

•

a higher amount of net cash used from relative changes in our inventories, receivables, payables and accruals of $68.4 million in 2011 due primarily to relative changes in our inventory levels, as discussed below,

•	higher cash paid for income taxes in 2011 of $59.8 million, due primarily to improved profitability in 2011 and

•

lower cash paid for interest in 2011 of $3.1 million, primarily due to lower average borrowings in 2011 partially offset by the $2.5 million call premium associated with the redemption of €80 million of our 6.5% Senior Secured Notes.

Our cash flows from operating activities provided $64.7 million for 2010, compared to $67.5 million for 2009. This decrease was due primarily to the net effects of the following items:

•	higher income from operations in 2010 of $145.9 million,

•	higher cash paid for income taxes in 2010 of $7.2 million due primarily to improved profitability in 2010,

•	lower cash paid for interest in 2010 of $2.5 million and

•	higher amount of net cash used for relative charges in our inventories, receivables, payables and accruals of $159.2 million in 2010.

Changes in working capital are affected by accounts receivable and inventory changes. As shown below:

•	Our average days sales outstanding at December 31, 2011 was slightly below December 31, 2010 due to timely collection of our receivable balances and

•

Our average days sales in inventory increased at December 31, 2011 compared to December 31, 2010, as our TiO2 production volumes in 2011 exceeded our sales volumes by approximately 31,000 metric tons due to the exceptional level of our production volumes in 2011 and soft demand in the fourth quarter of 2011.

For comparative purposes, we have provided prior year numbers below.

	December 31,	December 31,	December 31,
	2009	2010	2011

Days sales outstanding	55 days	54 days	52 days
Days sales in inventory	46 days	50 days	101 days

Investing activities

Our capital expenditures were $19.5 million in 2009, $31.2 million in 2010 and $61.8 million in 2011. Capital expenditures are primarily incurred to maintain and improve the cost effectiveness of our manufacturing facilities. Our capital expenditures during the past three years include an aggregate of approximately $44 million ($25 million in 2011) for our ongoing environmental protection and compliance programs.

Financing activities

During 2011, we:

•

redeemed €80 million principal amount of our €400 million 6.5% Senior Secured Notes at 102.17% of the face value for an aggregate of $115.7 million, including a $2.5 million call premium in March 2011,

•

borrowed €80 million ($113.3 million when borrowed) under our European credit facility in order to fund the €80 million redemption of our Senior Secured Notes and subsequently repaid €80 million ($115.0 million when repaid) and

•	repurchased €40.8 million principal amount of our 6.5% Senior Secured Notes in open market transactions for an aggregate of €40.6 million ($57.6 million when repurchased).

During 2010, we borrowed and repaid net €9 million ($8.5 million when borrowed/repaid) on our credit facility.

During 2009, we borrowed and repaid $31.5 million on our credit facility.

We did not pay any dividends to Kronos in 2009, 2010 or 2011. See Item 5. Market For Common Equity and Related Stockholder Matters.

Outstanding debt obligations and borrowing availability

At December 31, 2011, our consolidated debt comprised:

•	€279.2 million principal amount of our 6.5% Senior Secured Notes ($360.6 million) due in April 2013 and

•	approximately $4.5 million of other indebtedness.

In addition to the outstanding indebtedness indicated above, at December 31, 2011 we have our €80 million European Credit Facility, for which no amounts were outstanding and the equivalent of $103.5 million was available for borrowing by the subsidiaries.

Our revolving credit facility described above contains provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with applicable covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. We are in compliance with all of our debt covenants at December 31, 2011. See Note 6 to our Consolidated Financial Statements.

With respect to the €279.2 million principal amount outstanding at December 31, 2011 of our Senior Secured Notes due in April 2013, as noted above we redeemed €80 million principal amount and repurchased in open market transactions €40.8 million principal amount of such Notes during 2011. We may redeem or repurchase additional Senior Secured Notes prior to their maturity date, and we expect any amounts remaining after such possible redemption or repurchase would be refinanced before their maturity date.

Our assets consist primarily of investments in operating subsidiaries, and our ability to service parent level obligations, including the Senior Secured Notes, depends in large part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligations or otherwise. None of our subsidiaries have guaranteed the Senior Secured Notes, we have pledged 65% of the common stock or other ownership interests of certain of our first-tier operating subsidiaries as collateral for the Senior Secured Notes. The terms of the indenture governing the Senior Secured Notes limits KII’s ability to pay dividends and make other restricted payments. At December 31, 2011, the maximum amount of dividends and other restricted payments that we could make (the “Restricted Payment Basket”) was approximately $256.6 million.

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

We routinely evaluate our liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, our dividend policy, our debt service, our capital expenditure requirements and estimated future operating cash flows. As a result of this process, we have in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, modify our dividend policy, restructure ownership interests, sell interests in our subsidiaries or other assets or take a combination of these steps or other steps to manage our liquidity and capital resources. Such activities have in the past and may in the future involve related companies. In the normal course of our business, we may investigate, evaluate, discuss and engage in acquisition, joint venture, strategic relationship and other business combination opportunities in the TiO2 industry. In the event of any future acquisition or joint venture opportunity, we may consider using then-available liquidity, issuing our equity securities or incurring additional indebtedness.

At December 31, 2011, we had credit available under our existing credit facility of $103.5 million. At December 31, 2011, we could borrow such amount without violating any covenants in the facility. We believe we will be able to comply with the financial covenants contained in such credit facility through its maturity; however if future operating results differ materially from our expectations we may be unable to maintain compliance. Based upon our expectation for the TiO2 industry and anticipated demands on cash resources, we expect to have sufficient liquidity to meet our short term obligations (defined as the twelve-month period ending December 31, 2012) and our long-term obligations (defined as the five-year period ending December 31, 2016, our time period for long-term budgeting). If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures

We intend to spend approximately $64 million to maintain and improve our existing facilities during 2012, including approximately $21 million in the area of environmental compliance, protection and improvement. The majority of our expenditures in 2012 will be to maintain and improve the cost-effectiveness of our manufacturing facilities. Our capital expenditures in the area of environmental compliance, protection and improvement include expenditures which are primarily focused on increased operating efficiency but also result in improved environmental protection, such as lower emissions from our manufacturing plants. Capital spending for 2012 is expected to be funded through cash on hand or borrowings under our existing credit facility.

Off-balance sheet financing

Other than operating lease commitments disclosed in Note 12 to our Consolidated Financial Statements, we are not party to any material off-balance sheet financing arrangements.

Cash, cash equivalents and restricted cash

At December 31, 2011, we had current cash and cash equivalents aggregating $19.9 million and current restricted cash of $2.2 million.

Related party transactions

We are party to certain transactions with related parties. See Note 11 to our Consolidated Financial Statements. It is our policy to engage in transactions with related parties on terms, in our opinion, no less favorable to us than could be obtained from unrelated parties.

Commitments and contingencies

See Notes 7 and 12 to our Consolidated Financial Statements for a description of certain income tax examinations currently underway, certain legal proceedings and other commitments.

Recent accounting pronouncements

See Note 14 to our Consolidated Financial Statements.

Debt and other contractual commitments

As more fully described in the Notes to the Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future. See Notes 6, 12 and 13 to our Consolidated Financial Statements. The timing and amount shown for our commitments in the table below are based upon the contractual payment amount and the contractual payment date for such commitments. The following table summarizes such contractual commitments of ours and our consolidated subsidiaries as of December 31, 2011 by the type and date of payment.

	Payment due date
Contractual commitment	2012	2013/2014	2015/2016	2017 and after	Total
	(In millions)

Indebtedness (1)	$2.2	$362.2	$.7	$—	$365.1
Interest payments on indebtedness (2)	23.6	7.9	—	—	31.5
Operating leases	4.1	5.8	2.3	16.7	28.9
Long-term service and other supply contracts (3)	36.5	27.1	7.0	.9	71.5
Fixed asset acquisitions	10.6	—	—	—	10.6
Estimated tax obligations (4)	20.5	—	—	—	20.5

	$97.5	$403.0	$10.0	$17.6	$528.1

(1)	A significant portion of the amount shown for indebtedness relates to our 6.5% Senior Secured Notes ($360.6 million at December 31, 2011). Such indebtedness is denominated in euro. See Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” and Note 6 to the Consolidated Financial Statements.
(2)	The amounts shown for interest for any outstanding variable-rate indebtedness is based upon the December 31, 2011 interest rates and assumes that such variable-rate indebtedness remains outstanding until maturity.
(3)	The amounts shown for the long-term service and other supply contracts primarily pertain to agreements we have entered into with various providers of products or services which help to run our plant facilities (electricity, natural gas, etc.), utilizing December 31, 2011 exchange rates. See Note 12 to our Consolidated Financial Statements.
(4)	The amount shown for estimated tax obligations is the consolidated amount of income taxes payable at December 31, 2011, which is assumed to be paid during 2012.

The above table does not reflect:

•

Any amounts we might pay to purchase our TiO2 feedstock requirements. As discussed above in “Business – Raw Materials,” our affiliate, KUS, purchases the rutile and slag feedstock used as a raw material in all of our chloride process TiO2 facilities. We purchase feedstock for our chloride process TiO2 facilities from KUS. See Note 11 to our Consolidated Financial Statements.

•

Any amounts we might pay to fund our defined benefit pension plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets and interest rate assumptions. We expect to be required to contribute approximately $19.3 million to our defined benefit pension plans during 2012. Our defined benefit pension plans are discussed below in greater detail. See Note 8 to our Consolidated Financial Statements.

•

Any amounts we might pay to settle any of our uncertain tax positions, as the timing and amount of any such future settlements are unknown and dependent on, among other things, the timing of tax audits. See Note 7 to our Consolidated Financial Statements.

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

We recognized consolidated defined benefit pension plan expense of $18.2 million in each of 2009 and 2010 and $20.5 million in 2011. The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations and will generally differ from pension expense for financial reporting purposes. Our contributions to all of our plans aggregated $18.1 million in 2009, $17.8 million in 2010 and $18.2 million in 2011.

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

At December 31, 2011, approximately 76% and 17% of the projected benefit obligations related to our plans in Germany and Norway, respectively. We use several different discount rate assumptions in determining our consolidated defined benefit pension plan obligation and expense. This is because we maintain defined benefit pension plans in several different countries in Europe and the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2009 and expense in 2010	Obligations at December 31, 2010 and expense in 2011	Obligations at December 31, 2011 and expense in 2012

Germany	5.5%	5.2%	5.5%
Norway	5.3%	4.8%	3.5%

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

At December 31, 2011, approximately 74% and 23% of the plan assets related to our plans in Germany and Norway, respectively. We use several different long-term rates of return on plan asset assumptions in determining our consolidated defined benefit pension plan expense. This is because the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

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

•

In Norway, we currently have a plan asset target allocation of 12% to equity securities, 72% to fixed income securities, 7% to real estate and the remainder primarily to cash and liquid investments. The expected long-term rate of return for such investments is approximately 8%, 4%, 7% and 3%, respectively.

Our pension plan weighted average asset allocations by asset category were as follows:

	December 31, 2010		December 31, 2011
	Germany	Norway	Germany	Norway

Equity securities and limited partnerships	17%	17%	29%	10%
Fixed income securities	61	68	50	70
Real estate	11	2	11	9
Other	11	13	10	11

Total	100%	100%	100%	100%

We regularly review our actual asset allocation for each plan and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

Our assumed long-term rates of return on plan assets for 2009, 2010 and 2011 were as follows:

	2009	2010	2011

Germany	5.3%	5.0%	5.0%
Norway	5.8%	5.0%	4.8%

We currently expect to use the same long-term rate of return on plan asset assumptions in 2012 as we used in 2011 for purposes of determining the 2012 defined benefit pension plan expense.

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

During 2011, all of our defined benefit pension plans generated a combined net actuarial gain of approximately $3.8 million. This actuarial gain resulted primarily from the net effects of (i) the overall return on plan assets being in excess of the assumed return and (ii) increase in discount rates from December 31, 2010 to December 31, 2011 for our plans in Germany.

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2012, we expect our defined benefit pension expense will approximate $18.3 million in 2012. In comparison, we expect to be required to contribute approximately $19 million to such plans during 2012.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above. We believe all of the actuarial assumptions used are reasonable and appropriate. However, if we had lowered the assumed discount rate by 25 basis points for all of our plans as of December 31, 2011, our aggregate projected benefit obligations would have increased by approximately $11.6 million at that date and our defined benefit pension expense would be expected to increase by approximately $.9 million during 2011. Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for all of our plans, our defined benefit pension expense would be expected to increase by approximately $.7 million during 2011.

Operations outside the United States

As discussed above, our operations are located outside the United States for which the functional currency is not the U.S. dollar. As a result, our reported amount for assets and liabilities related to our operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates. At December 31, 2011, we had substantial net assets denominated in the euro and Norwegian krone.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

We are exposed to market risk from changes in interest rates, currency exchange rates and raw materials prices.

Interest rates

We are exposed to market risk from changes in interest rates, primarily related to our indebtedness. At December 31, 2010 and 2011, the majority of our aggregate indebtedness was comprised of fixed-rate instruments. The large percentage of fixed-rate debt instruments minimizes earnings volatility that would result from changes in interest rates. The following table presents principal amounts and weighted average interest rates for our aggregate outstanding indebtedness at December 31, 2011. Information shown below for such non-U.S. dollar denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 2011 using an exchange rate of 1.2933 U.S. dollars per euro. See Note 6 to our Consolidated Financial Statements.

	Amount
Indebtedness	Carrying value	Fair value	Interest rate	Maturity date
	(In millions)

December 31, 2011

Fixed-rate indebtedness—euro-denominated:
Senior Secured Notes	$360.6	$362.6	6.5%	2013

December 31, 2010
Fixed-rate indebtedness—euro-denominated:
Senior Secured Notes	$532.8	$536.0	6.5%	2013

Currency exchange rates

We are exposed to market risk arising from changes in currency exchange rates as a result of manufacturing and selling our products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Norwegian krone and the United Kingdom pound sterling.

As described above, at December 31, 2011, we had the equivalent of $360.6 million of outstanding euro-denominated indebtedness (2010 – the equivalent of $532.8 million of euro-denominated indebtedness). The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $53.4 million and $36.1 million at December 31, 2010 and 2011, respectively.

Certain of our sales generated by our operations are denominated in U.S. dollars. We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder’s functional currency or similar exchange rate risk associated with future sales. We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future. We did not hold any such currency forward contracts at December 31, 2011, and we did not use hedge accounting for any such contracts we previously held in 2009, 2010 or 2011.

See Note 12 to our Consolidated Financial Statements.

Raw Materials

We are exposed to market risk from changes in commodity prices relating to our raw materials. As discussed in Item 1 we and KUS generally enter into long-term supply agreements for certain of our raw material requirements including ore. Many of our raw material contracts contain fixed quantities we are required to purchase, or specify a range of quantities within which we are required to purchase. Raw material pricing under these agreements is generally negotiated quarterly or semi-annually depending upon the suppliers. For certain raw material requirements we do not have long-term supply agreements either because we have assessed the risk of the unavailability of those raw materials and/or the risk of a significant change in the cost of those raw materials to be low or because long-term supply agreements for those raw materials are generally not available.

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

The information called for by this Item is contained in a separate section of this Annual Report. See “Index of Financial Statements and Schedules” (page F-1).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, our Chief Executive Officer and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31,

2011. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of December 31, 2011.

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

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors and

•

Provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of assets that could have a material effect on our Consolidated Financial Statements.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to report on internal control over financial reporting in this Annual Report on Form 10-K for the year ended December 31, 2011. Under the rules of the SEC, our independent registered public accounting firm is not required to, and therefore has not, audited our internal control over financial reporting as of December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework). Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Certifications

Our chief executive officer and chief financial officer are also required to, among other things, file quarterly certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications for the quarter ended December 31, 2011 have been filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

The following table shows the aggregate fees PricewaterhouseCoopers LLP, our independent registered public accounting firm (“PwC”), has billed or is expected to bill to us and our subsidiaries for services rendered for 2010 and 2011. No fees were billed or are expected to be billed by PwC to us for services performed in 2010 and 2011 for financial information systems design and implementation.

	December 31,
	2010	2011
	(In thousands)

Audit (1)	$1,522	$1,823
Audit related (2)	38	40
Tax (3)	10	19

Total	$1,570	$1,882

1)	Fees for the following services:

a)	audits of our consolidated year-end financials statements for each year;

b)	reviews of the unaudited quarterly financial statements appearing in our Form 10-Q’s for each of the first three quarters of each year;

c)	consents and assistance with registration statements filed with the Commission;

d)	normally provided statutory or regulatory filings or engagements for each year; and

e)	the estimated out-of-pocket costs PwC incurred in providing all of such services for which we reimburse PwC.

2)	Fees for assurance and related services reasonably related to the audit or review of our financial statements for each year. These services included employee benefit plan audits, accounting consultations and attest services concerning financial accounting and reporting standards and advice concerning internal controls.

3)	Fees for tax compliance, tax advice and tax planning services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Included as exhibits are the items listed in the Exhibit Index. We will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover our costs to furnish the exhibits. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2011 will be furnished to the Commission upon request.

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

4.10	Share Pledge Agreement (shares in Kronos Titan GmbH), dated April 11, 2006, between Kronos International, Inc. and U.S. Bank, N.A. - incorporated by reference to Exhibit 4.10 to the Registrant’s Current Report on Form 8-K (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006.

10.1	Euro 80,000,000 Facility Agreement, dated June 25, 2002, among Kronos Titan GmbH & Co. OHG, Kronos Europe S.A./N.V., Kronos Titan A/S and Titania A/S, as borrowers, Kronos Titan GmbH & Co. OHG, Kronos Europe S.A./N.V. and Kronos Norge AS, as guarantors, Kronos Denmark ApS, as security provider, Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent and security agent, and KBC Bank NV, as fronting bank, and the financial institutions listed in Schedule 1 thereto, as lenders – incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-00640) of NL Industries, Inc. for the quarter ended June 30, 2002.

10.2	First Amendment Agreement, dated September 3, 2004, Relating to a Facility Agreement dated June 25, 2002 among Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Titan AS and Titania A/S, as borrowers, Kronos Titan GmbH, Kronos Europe S.A./N.V. and Kronos Norge AS, as guarantors, Kronos Denmark ApS, as security provider, with Deutsche Bank Luxembourg S.A., acting as agent – incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of Kronos Worldwide, Inc. dated November 17, 2004 (File No. 333-119639).

10.3	Second Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of June 14, 2005 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A. as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V, Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS – incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K of Kronos International, Inc. for the year ended December 31, 2009 (File No. 333-100047).

10.4	Third Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of May 26, 2008 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A.,/N.V, Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS – incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 333-100047).

10.5	Fourth Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of September 15, 2009 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A. /N.V., Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS – incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 333-100047).

10.6	Fifth Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of October 28, 2010 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 28, 2010 (File No. 333-100047).

10.7	Lease Contract, dated June 21, 1952, between Farbenfabriken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof) – incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K (File No. 001-00640) of NL Industries, Inc. for the year ended December 31, 1985.

10.8	Master Technology Exchange Agreement, dated as of October 18, 1993, among Kronos, Inc., Kronos Louisiana, Inc., the Registrant, Tioxide Group Limited and Tioxide Group Services Limited – incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 001-00640) of NL Industries, Inc. for the quarter ended September 30, 1993.

10.9	Intercorporate Services Agreement, dated as of January 1, 2005, among Kronos Worldwide, Inc., Kronos (US), Inc., Kronos International, Inc. and Kronos Canada, Inc. - incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 333-100047) for the year ended December 31, 2004.

10.10	Tax Agreement, dated as of May 28, 2002, between Kronos, Inc. and the Registrant – incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4 (File No. 333-100047).

10.11	Services Agreement, dated as of January 1, 2004, among Kronos International, Inc., Kronos Europe S.A./N.V., Kronos (US), Inc., Kronos Titan GmbH, Kronos Denmark ApS, Kronos Canada, Inc., Kronos Limited, Societe Industrielle Du Titane, S.A., Kronos B.V., Kronos Titan AS and Titania AS. - incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (File No. 333-100047) for the year ended December 31, 2004.

10.12	Form of Assignment and Assumption Agreement, dated as of January 1, 1999, between Kronos, Inc. (formerly known as Kronos (USA), Inc.) and the Registrant – incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-4 (File No. 333-100047).

10.13	Form of Cross License Agreement, effective as of January 1, 1999, between Kronos Inc. (formerly known as Kronos (USA), Inc.) and the Registrant – incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-4 (File No. 333-100047).

10.14**	Form of Kronos Worldwide, Inc. 2003 Long-Term Incentive Plan – incorporated by reference to Exhibit 10.4 of Kronos Worldwide, Inc.’s Registration Statement on Form 10 (File No. 001-31763).

10.15**	Form of Indemnity Agreement between the Registrant and the officers and directors of the Registrant – incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-4 (File No. 333-100047).

10.16	Agency Agreement, dated as of January 1, 2004, among Kronos International, Inc., Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Canada, Inc., Kronos Titan AS and Societe Indutrielle Du Titane, S.A. – incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 333-100047) for the year ended December 31, 2004.

10.17	Titanium Dioxide Products and Titanium Chemicals Distribution Agreement, dated as of January 1, 2005, among Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Canada, Inc., Kronos Titan AS, Kronos (US), Inc., Kronos Denmark ApS, Kronos Titan GmbH, Kronos Limited, Societe Industrielle Du Titane, S.A. and Kronos B.V. – incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (File No. 333-100047) for the year ended December 31, 2004.

10.18	Raw Material Purchase and Sale Agreement, dated as of January 1, 2004, among Kronos (US), Inc., Kronos Titan GmbH, Kronos Europe S.A./N.V. and Kronos Canada, Inc. – incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (File No. 333-100047) for the year ended December 31, 2004.

10.19	Promissory note in the amount of euro 65,000,000, dated as of October 12, 2004 between the Registrant and Kronos Worldwide, Inc. - incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K (File No. 333-100047) for the year ended December 31, 2004.

10.20	Promissory note in the amount of euro 98,094,875, dated as of November 26, 2004 between the Registrant and Kronos Worldwide, Inc. - incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K (File No. 333-100047) for the year ended December 31, 2004.

12.1 *	Statements of Computation of Ratio of Earnings to Fixed Charges

31.1 *	Certification.

31.2 *	Certification.

32.1 *	Certification.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase

101.DEF *	XBRL Taxonomy Extension Definition Linkbase

101.LAB *	XBRL Taxonomy Extension Label Linkbase

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kronos International, Inc. (Registrant)

By:	/s/ Steven L. Watson
Steven L. Watson March 5, 2012 (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert D. Graham	/s/ Steven L. Watson
Robert D. Graham, March 5, 2012 (Director)	Steven L. Watson, March 5, 2012 (Chief Executive Officer)

/s/ Dr. Ulfert Fiand	/s/ Gregory M. Swalwell
Dr. Ulfert Fiand, March 5, 2012 (Director)	Gregory M. Swalwell, March 5, 2012 (Vice President, Finance, Principal Financial Officer)

/s/ Klemens Schlueter	/s/ Tim C. Hafer
Klemens Schlueter, March 5, 2012 (Director)	Tim C. Hafer, March 5, 2012 (Vice President, Controller, Principal Accounting Officer)

KRONOS INTERNATIONAL, INC.

Annual Report on Form 10-K

Items 8, 15(a) and 15(c)

Index of Financial Statements and Schedules

Financial Statements	Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets—December 31, 2010 and 2011	F-3
Consolidated Statements of Operations—Years ended December 31, 2009, 2010 and 2011	F-5
Consolidated Statements of Comprehensive Income (Loss)—Years ended December 31, 2009, 2010 and 2011	F-6
Consolidated Statements of Stockholder’s Equity—Years ended December 31, 2009, 2010 and 2011	F-7
Consolidated Statements of Cash Flows—Years ended December 31, 2009, 2010 and 2011	F-8
Notes to Consolidated Financial Statements	F-10

Financial Statement Schedule
Schedule I – Condensed Financial Information of Registrant	S-1
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors of Kronos International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of Kronos International, Inc. and its subsidiaries at December 31, 2010 and 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 5, 2012

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
ASSETS	2010	2011
Current assets:
Cash and cash equivalents	$49.8	$19.9
Restricted cash	1.9	1.9
Accounts and other receivables	159.6	177.8
Receivable from affiliates	1.9	2.8
Inventories	202.9	339.9
Prepaid expenses	4.0	3.7
Deferred income taxes	.4	—

Total current assets	420.5	546.0

Other assets:
Deferred income taxes	191.6	130.6
Deferred financing costs, net	4.3	2.0
Other	5.4	9.5

Total other assets	201.3	142.1

Property and equipment:
Land	42.4	41.4
Buildings	170.9	171.1
Equipment	828.5	841.3
Mining properties	115.9	114.9
Construction in progress	10.2	19.1

Total property and equipment	1,167.9	1,187.8
Less accumulated depreciation and amortization	766.0	773.7

Net property and equipment	401.9	414.1

Total assets	$1,023.7	$1,102.2

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except share data)

	December 31,
LIABILITIES AND STOCKHOLDER’S EQUITY	2010	2011
Current liabilities:
Current maturities of long-term debt	$2.2	$2.2
Accounts payable and accrued liabilities	138.2	152.1
Payable to affiliates	14.2	60.0
Income taxes	6.8	13.4
Deferred income taxes	4.7	6.2

Total current liabilities	166.1	233.9

Noncurrent liabilities:
Long-term debt	537.4	362.9
Deferred income taxes	14.9	11.1
Accrued pension cost	100.7	90.0
Other	24.2	26.0

Total noncurrent liabilities	677.2	490.0

Stockholder’s equity:
Common stock, $100 par value; 100,000 shares authorized; 2,968 shares issued	.3	.3
Additional paid-in capital	1,976.0	1,983.1
Retained deficit	(1,385.1)	(1,155.0)
Notes receivable from affiliate	(255.6)	(276.7)
Accumulated other comprehensive loss:
Marketable securities	—	(.7)
Currency translation	(97.6)	(121.6)
Defined benefit pension plans	(57.6)	(51.1)

Total stockholder’s equity	180.4	378.3

Total liabilities and stockholder’s equity	$1,023.7	$1,102.2

Commitments and contingencies (Notes 7 and 12)

See accompanying Notes to Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Years ended December 31,
	2009	2010	2011
Net sales	$819.9	$998.5	$1,407.6
Cost of sales	752.7	774.0	876.3

Gross margin	67.2	224.5	531.3
Selling, general and administrative expense	115.0	125.2	151.7
Other operating income (expense):
Currency transaction gains, net	8.2	4.6	1.0
Disposition of property and equipment	(.8)	(1.7)	(.9)
Royalty income	5.9	8.6	10.8
Other income, net	.7	1.3	.1

Income (loss) from operations	(33.8)	112.1	390.6
Other income (expense):
Interest income	.2	.2	.3
Loss on prepayment of debt, net	—	—	(3.1)
Interest expense	(40.2)	(38.0)	(32.4)

Income (loss) before income taxes	(73.8)	74.3	355.4
Provision for income taxes (benefit)	(27.3)	(12.2)	125.3

Net income (loss)	$(46.5)	$86.5	$230.1

See accompanying Notes to Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years ended December 31,
	2009	2010	2011
Net income (loss)	$(46.5)	$86.5	$230.1

Other comprehensive (loss) income, net of tax:
Marketable securities	—	—	(.7)

Currency translation	14.0	(3.7)	(24.0)

Pension plans:
Amortization of prior service cost and net losses included in periodic pension cost	3.7	3.6	4.5
Net actuarial gain (loss) arising during year	1.5	(2.6)	2.0
Plan amendment	—	(.7)	—

	5.2	.3	6.5

Total other comprehensive income (loss)	19.2	(3.4)	(18.2)

Comprehensive income (loss)	$(27.3)	$83.1	$211.9

See accompanying Notes to Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

Years ended December 31, 2009, 2010 and 2011

(In millions)

	Common stock	Additional Paid-in capital	Retained deficit	Notes Receivable from affiliates	Accumulated other comprehensive income (loss)			Total Stockholder’s equity
					Marketable securities	Currency translation	Pension plans
Balance at December 31, 2008	$.3	$1,947.6	$(1,425.1)	$(214.5)	$—	$(107.9)	$(63.1)	$137.3
Net loss	—	—	(46.5)	—	—	—	—	(46.5)
Other comprehensive income, net of tax	—	—	—	—	—	14.0	5.2	19.2
Intercompany interest Kronos Worldwide, Inc.	—	14.5	—	(21.1)	—	—	—	(6.6)

Balance at December 31, 2009	.3	1,962.1	(1,471.6)	(235.6)	—	(93.9)	(57.9)	103.4
Net income	—	—	86.5	—	—	—	—	86.5
Other comprehensive income (loss), net of tax	—	—	—	—	—	(3.7)	.3	(3.4)
Intercompany interest Kronos Worldwide, Inc.	—	13.9	—	(20.0)	—	—	—	(6.1)

Balance at December 31, 2010	.3	1,976.0	(1,385.1)	(255.6)	—	(97.6)	(57.6)	180.4
Net income	—	—	230.1	—	—	—	—	230.1
Other comprehensive income (loss), net of tax	—	—	—	—	(.7)	(24.0)	6.5	(18.2)
Intercompany interest Kronos Worldwide, Inc.	—	7.1	—	(21.1)	—	—	—	(14.0)

Balance at December 31, 2011	$.3	$1,983.1	$(1,155.0)	$(276.7)	$(.7)	$(121.6)	$(51.1)	$378.3

See accompanying Notes to Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2009	2010	2011
Cash flows from operating activities:
Net income (loss)	$(46.5)	$86.5	$230.1
Depreciation and amortization	41.6	38.4	41.0
Deferred income taxes	(25.1)	(26.6)	50.5
Loss on prepayment of debt, net	—	—	3.1
Call premium paid	—	—	(2.5)
Defined benefit pension plan expense greater (less) than cash funding	(.6)	.3	2.4
Other, net	4.0	4.8	6.2
Change in assets and liabilities:
Accounts and other receivables	(3.1)	(30.9)	(26.6)
Inventories	98.8	(9.2)	(151.1)
Prepaid expenses	(2.8)	1.8	.3
Accounts payable and accrued liabilities	(5.1)	(3.4)	15.8
Income taxes	.3	4.1	4.3
Accounts with affiliates	16.2	(14.2)	40.2
Other noncurrent assets	.5	(.2)	(3.2)
Other noncurrent liabilities	(10.7)	13.3	1.6

Net cash provided by operating activities	67.5	64.7	212.1

Cash flows from investing activities:
Capital expenditures	(19.5)	(31.2)	(61.8)
Other	—	—	(5.1)
Change in restricted cash	—	(.1)	(.1)

Net cash used in investing activities	(19.5)	(31.3)	(67.0)

Cash flows from financing activities:
Indebtedness:
Borrowings	29.1	41.8	113.3
Principal payments	(62.1)	(52.3)	(288.1)
Deferred financing fees	(.6)	(.8)	—
Other	—	—	(.1)

Net cash used in financing activities	(33.6)	(11.3)	(174.9)

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2009	2010	2011
Cash and cash equivalents—net change from:
Operating, investing and financing activities	$14.4	$22.1	$(29.8)
Effect of exchange rate changes on cash	4.2	(1.7)	(.1)

Net change for year	18.6	20.4	(29.9)
Balance at beginning of year	10.8	29.4	49.8

Balance at end of year	$29.4	$49.8	$19.9

Supplemental disclosures—Cash paid for:
Interest (including call premium)	$38.2	$35.7	$35.1
Income taxes	2.2	9.4	69.2
Accrual for capital expenditures	3.9	9.2	15.2
Capital lease obligation incurred	5.9	—	—

See accompanying Notes to Consolidated Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of significant accounting policies:

Organization and basis of presentation—We are a Delaware corporation that is a wholly-owned subsidiary of Kronos Worldwide, Inc. (“Kronos”). At December 31, 2011, (i) Valhi, Inc. held approximately 50% of Kronos’ outstanding common stock and NL Industries, Inc. (NYSE: NL) held approximately 30% of Kronos’ common stock, (ii) Valhi owned 83% of NL’s outstanding common stock and (iii) Contran Corporation and its subsidiaries held approximately 95% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of Contran, Valhi and us.

In November, 2010, Kronos completed a secondary public offering of 17.94 million shares of Kronos common stock. Upon completion of the offering, the Valhi consolidated aggregate ownership of Kronos was reduced from 95.2% (59.2% held by Valhi directly and 36.0% held by NL directly) to 80.4% (50.0% held by Valhi directly and 30.4% held by NL directly). We did not receive any of the net proceeds from such offering.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refers to Kronos International, Inc. and its subsidiaries, taken as a whole.

Management’s estimates—In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results may differ significantly from previously-estimated amounts under different assumptions or conditions.

Principles of consolidation—Our consolidated financial statements include our accounts and those of our wholly owned and majority-owned subsidiaries. We have eliminated all material intercompany accounts and balances.

Translation of currencies—We translate the assets and liabilities of our subsidiaries whose functional currency is other than the U.S. dollar at year-end exchange rates, while we translate our revenues and expenses at average exchange rates prevailing during the year. We accumulate the resulting translation adjustments in stockholder’s equity as part of accumulated other comprehensive income (loss), net of related deferred income taxes. We recognize currency transaction gains and losses in income currently.

Derivatives and hedging activities—We recognize derivatives as either assets or liabilities measured at fair value. We recognize the effect of changes in the fair value of derivatives either in net income (loss) or other comprehensive income (loss), depending on the intended use of the derivative.

Cash and cash equivalents—We classify bank time deposits and U.S. Treasury securities purchased under short-term agreements to resell with original maturities of three months or less as cash equivalents.

Restricted cash and cash equivalents—We classify cash and cash equivalents that have been segregated or are otherwise limited in use as restricted. To the extent the restricted amount relates to a recognized liability, we classify such restricted amount as either a current or noncurrent asset to correspond with the classification of the liability. To the extent the restricted amount does not relate to a recognized liability, we classify restricted cash as a current asset.

Fair value of financial instruments—We carry marketable debt and equity securities at fair value. Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, establishes a consistent framework for measuring fair value and beginning on January 1, 2008 (with certain exceptions) this framework is generally applied to all financial statements items required to be measured at fair value. The standard requires fair value measurements to be classified and disclosed in one of the following three categories:

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

See Notes 8 and 13.

Accounts receivable—We provide an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

Inventories and cost of sales—We state inventories at the lower of cost or market, net of allowance for obsolete and slow-moving inventories. We generally base inventory costs for all inventory categories on average cost that approximates the first-in, first-out method. Inventories include the costs for raw materials, the cost to manufacture the raw materials into finished goods and overhead. Depending on the inventory’s stage of completion, our manufacturing costs can include the costs of packing and finishing, utilities, maintenance, depreciation and salaries and benefits associated with our manufacturing process. We allocate fixed manufacturing overheads based on normal production capacity. Unallocated overhead costs resulting from periods with abnormally low production levels are charged to expense as incurred. As inventory is sold to third parties, we recognize the cost of sales in the same period that the sale occurs. We periodically review our inventory for estimated obsolescence or instances when inventory is no longer marketable for its intended use, and we record any write-down equal to the difference between the cost of inventory and its estimated net realizable value based on assumptions about alternative uses, market conditions and other factors.

Property and equipment and depreciation—We state property and equipment at cost including capitalized interest on borrowings during the actual construction period of major capital projects. Capitalized interest costs were $.9 million in 2009, $.8 million in 2010 and $1.0 million in 2011. We compute depreciation of property and equipment for financial reporting purposes (including mining equipment) principally by the straight-line method over the estimated useful lives of the assets as follows:

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

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable. We consider all relevant factors. We perform the impairment test by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset’s net carrying value to determine if a write-down to market value or discounted cash flow value is required.

Long-term debt—We state long-term debt net of any unamortized original issue premium or discount. We classify amortization of deferred financing costs and any premium or discount associated with the issuance of indebtedness as interest expense and compute such amortization by the interest method over the term of the applicable issue.

Employee benefit plans—Accounting and funding policies for our retirement plans are described in Note 8.

Income taxes—We, Kronos and Valhi are members of Contran’s consolidated U.S. federal income tax group (the “Contran Tax Group”) and we also file consolidated income tax returns with Contran in various U.S. state jurisdictions. As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. See Note 7. As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to the tax sharing agreement, we make payments to or receive payments from Kronos using the tax elections made by Contran, in amounts we would have paid to or received from the U.S. Internal Revenue Service had we not been a member of the Contran Tax Group. We made no payments to Kronos for income taxes during 2009 or 2010, and in 2011 we made payments to Kronos of $10.1 million.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of non-U.S. subsidiaries which are not deemed to be permanently reinvested. The earnings of non-U.S. subsidiaries subject to permanent reinvestment plans aggregated $767 million at December 31, 2010 and $946 million at December 31, 2011. It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to such earnings due to the complexities associated with the U.S. taxation on earnings of non-U.S. subsidiaries repatriated to the U.S. We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets that we believe does not meet the more-likely-than-not recognition criteria.

We record a reserve for uncertain tax positions where we believe that it is more-likely-than-not our position will not prevail with the applicable tax authorities. The amount of the benefit associated with our uncertain tax positions that we recognize is limited to the largest amount for which we believe the likelihood of realization is greater than 50%. We accrue penalties and interest on the difference between tax positions taken on our tax returns and the amount of benefit recognized for financial reporting purposes. We classify our reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position. See Note 7.

Net sales—We record sales when products are shipped and title and other risks and rewards of ownership have passed to the customer, or when services are performed. Shipping terms of products shipped are generally FOB shipping point, although in some instances shipping terms are FOB destination point (for which we do not recognize sales until the product is received by the customer) or other standard shipping terms. We state sales net of price, early payment and distributor discounts and volume rebates. We report any tax assessed by a governmental authority that we collect from our customers that is both imposed on and concurrent with our revenue-producing activities (such as sales, use, value added and excise taxes) on a net basis (meaning we do not recognize these taxes either in our revenues or in our costs and expenses).

Selling, general and administrative expense; shipping and handling costs— Selling, general and administrative expense includes costs related to marketing, sales, distribution, shipping and handling, research and development, legal and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. We include shipping and handling costs in selling, general and administrative expense and these costs were $54 million in 2009, $57 million in 2010 and $66 million in 2011. We expense advertising costs as incurred and these costs were approximately $.6 million in 2009, $.7 million in 2010 and $.9 million in 2011. We expense research, development and certain sales technical support costs as incurred and these costs approximated $12 million in 2009, $13 million in 2010 and $20 million in 2011.

Note 2—Geographic information:

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

	Years ended December 31,
	2009	2010	2011
	(In millions)
Geographic areas
Net sales—point of origin:
Germany	$616.5	$714.2	$1,039.7
Belgium	164.4	209.1	301.8
Norway	139.5	188.3	245.1
Eliminations	(100.5)	(113.1)	(179.0)

Total	$819.9	$998.5	$1,407.6

	Years ended December 31,
	2009	2010	2011
	(In millions)
Net sales—point of destination:
Europe	$669.0	$821.8	$1,141.4
North America	20.6	11.7	14.5
Other	130.3	165.0	251.7

Total	$819.9	$998.5	$1,407.6

	0000.0	0000.0
	December 31,
	2010	2011
	(In millions)
Identifiable assets—net property and equipment:
Germany	$236.3	$229.5
Belgium	66.3	83.2
Norway	95.2	96.6
Other	4.1	4.8

Total	$401.9	$414.1

Note 3—Accounts and other receivables:

	December 31,
	2010	2011
	(In millions)
Trade receivables	$137.9	$159.9
Recoverable VAT and other receivables	23.0	17.1
Refundable income taxes	.9	2.0
Allowance for doubtful accounts	(2.2)	(1.2)

Total	$159.6	$177.8

Note 4—Inventories

	December 31,
	2010	2011
	(In millions)
Raw materials	$41.5	$80.6
Work in process	9.9	14.1
Finished products	107.0	199.0
Supplies	44.5	46.2

Total	$202.9	$339.9

Note 5—Accounts payable and accrued liabilities:

	December 31,
	2010	2011
	(In millions)
Accounts payable	$81.1	$93.6
Employee benefits	25.0	25.3
Accrued sales discounts and rebates	9.0	9.0
Accrued interest	7.4	5.0
Other	15.7	19.2

Total	$138.2	$152.1

Note 6—Long-term debt:

	December 31,
	2010	2011
	(In millions)
Long-term debt:
6.5% Senior Secured Notes	$532.8	$360.6
Other	6.8	4.5

Total debt	539.6	365.1
Less current maturities	2.2	2.2

Total long-term debt	$537.4	$362.9

Senior Secured Notes—In April 2006, we issued €400 million principal amount of 6.5% Senior Secured Notes (“6.5% Notes”) due 2013 at 99.306% of the principal amount ($498.5 million when issued). We collateralized the 6.5% Notes with a pledge of 65% of the common stock or other ownership interests of certain of our first-tier European operating subsidiaries: Kronos Titan GmbH, Kronos Denmark ApS, Kronos Limited and Société Industrielle du Titane, S.A. We issued the 6.5% Notes pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of the assets to, another entity. At our option, we may redeem the 6.5% Notes at redemption prices of 102.167% of the principal amount through October 2011, declining to 101.08% of the principal amount through October 2012 and 100% of the principal amount on or after October 15, 2012. In this regard, in March 2011, we redeemed €80 million principal amount of the 6.5% Notes at 102.167% of the principal amount for an aggregate of $115.7 million, including a $2.5 million call premium. During the third and fourth quarters of 2011, we repurchased in open market transactions an aggregate of €40.8 million for an aggregate of €40.6 million (an aggregate of $57.6 million when repurchased). Following such partial redemption and repurchases, €279.2 million principal amount of Senior Notes remain outstanding. We recognized a $3.3 million pre-tax interest charge related to the redemption of €80 million of the 6.5% Senior Secured Notes consisting of the call premium, the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes. We recognized a $.2 million net gain on €40.8 million principal amount of Senior Notes repurchased in open market transactions. We borrowed under our revolving credit facility, as discussed below, in order to fund the redemption in March 2011, while we used cash on hand to fund the open market repurchases.

In the event of a change of control, as defined in the agreement, we would be required to make an offer to purchase our 6.5% Notes at 101% of the principal amount. We would also be required to make an offer to purchase a specified portion of our 6.5% Notes at par value in the event we generate a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period. The indenture also contains certain cross-referenced provisions, as discussed below. The carrying amount of the 6.5% Notes includes unamortized original issue discount of €.9 million ($1.2 million) and €.4 million ($.5 million) at December 31, 2010 and 2011, respectively.

Revolving Credit Facility—Our operating subsidiaries in Germany, Belgium, Norway and Denmark have an €80 million secured revolving bank credit facility that, as amended, matures in October 2013. We may denominate borrowings in euros, Norwegian kroner or U.S. dollars. We may also issue up to €5 million of letters of credit. Outstanding borrowings bear interest at rates ranging from LIBOR plus 1.75% to LIBOR plus 1.5%. The facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower. The facility contains certain restrictive covenants that, among other things, restrict the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of the assets to, another entity. In addition, the credit facility contains customary cross-default provisions with respect to other debt and obligations of the borrowers, KII and its other subsidiaries.

During 2011, we borrowed €80 million ($113.3 million when borrowed) under our European credit facility, and subsequently repaid €80 million ($115.0 million when repaid). As of December 31, 2011, there were no outstanding borrowings under our European credit facility and the equivalent of $103.5 million was available for borrowing under this facility.

Restrictions and other—Aggregate maturities of long-term debt at December 31, 2011:

Years ending December 31,	Amount
(In millions)
2012	$2.2
2013	361.7
2014	.5
2015	.4
2016	.3

Total	$365.1

Under the cross-default provisions of the 6.5% Notes, the 6.5% Notes may be accelerated prior to their stated maturity if we or any of our subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay the other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under the other indebtedness). Under the cross-default provisions of the credit facility, any outstanding borrowings under the facility may be accelerated prior to their stated maturity if we or the borrowers default under any other indebtedness in excess of €5 million due to a failure to pay the other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under the other indebtedness). The credit facility contains provisions that allow the lender to accelerate the maturity of the facility in the event of a change of control, as defined in the respective agreement, of the applicable borrower. In the event any of these cross-default or change-of-control provisions become applicable, and the indebtedness is accelerated, we would be required to repay the indebtedness prior to its stated maturity.

The credit facility described above requires the respective borrower to maintain minimum levels of equity, requires the maintenance of certain financial ratios, limits dividends and additional indebtedness and contains other provisions and restrictive covenants customary in lending transactions of this type. We are in compliance with all of our debt covenants at December 31, 2011. We believe we will be able to comply with the financial covenants contained in our credit facility through the maturity of the facility; however if future operating results differ materially from our expectations we may be unable to maintain compliance.

At December 31, 2011, our restricted net assets approximated $121.7 million. The terms of the indenture governing the 6.5% Notes limit our ability to pay dividends and make other restricted payments. At December 31, 2011, the maximum amount of dividends and other restricted payments that we could make (the “Restricted Payment Basket”) was $256.6 million.

Note 7—Income taxes:

	Years ended December 31,
	2009	2010	2011
	(In millions)
Pre-tax income (loss):
Germany	$(76.1)	$36.7	$244.0
Other non-U.S.	2.3	37.6	111.4

Total	$(73.8)	$74.3	$355.4

Expected tax expense (benefit), at U.S. federal statutory income tax rate of 35%	$(25.8)	$26.0	$124.4
Non-U.S. tax rates	2.3	(2.6)	(12.8)
Incremental U.S. tax on earnings of non-tax group companies	—	—	9.8
German tax attribute adjustment	.2	(35.2)	—
Nondeductible expenses	1.9	1.8	2.8
Uncertain tax positions, net	(4.7)	.7	1.6
Tax rate change	—	(1.7)	—
Other, net	(1.2)	(1.2)	(.5)

Provision for income taxes (benefit)	$(27.3)	$(12.2)	$125.3

Components of income tax expense (benefit):
Currently payable:
U.S. federal	$—	$—	$9.8
Germany	.3	1.9	28.3
Other non—U.S.	2.2	11.8	35.1

	2.5	13.7	73.2

Deferred income taxes (benefit):
Germany	(27.0)	(25.5)	52.2
Other non—U.S.	(2.8)	(.4)	(.1)

	(29.8)	(25.9)	52.1

Provision for income taxes (benefit)	$(27.3)	$(12.2)	$125.3

	Years ended December 31,
	2009	2010	2011
	(In millions)
Comprehensive provision for income taxes (benefit) allocable to:
Income (loss) from operations	$(27.3)	$(12.2)	$125.3
Other comprehensive income—Pension plans	2.2	.1	3.7

Total	$(25.1)	$(12.1)	$129.0

The components of our net deferred income taxes at December 31, 2010 and 2011 are summarized in the following table.

	December 31,
	2010		2011
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Tax effect of temporary differences related to:
Inventories	$—	$(3.8)	$—	$(6.4)
Property and equipment	—	(37.8)	—	(40.6)
Other accrued liabilities and deductible differences	14.3	—	9.7	—
Other taxable differences	—	(5.3)	—	(5.1)
Tax loss and tax credit carryforwards	205.1	—	155.8	—
Valuation allowance	(.1)	—	(.1)	—

Adjusted gross deferred tax assets (liabilities)	219.3	(46.9)	165.4	(52.1)
Netting of items by tax jurisdiction	(27.3)	27.3	(34.8)	34.8

	192.0	(19.6)	130.6	(17.3)
Less net current deferred tax asset (liability)	.4	(4.7)	—	(6.2)

Net noncurrent deferred tax asset (liability)	$191.6	$(14.9)	$130.6	$(11.1)

Our provision for income taxes in the third and fourth quarters of 2011 includes an aggregate of $9.8 million for U.S. incremental income taxes on current earnings repatriated from our German subsidiary, which earnings were used to fund a portion of the repurchases of our Senior Secured Notes discussed in Note 6.

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

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. The amount of interest and penalties we accrued during 2009, 2010, and 2011 was not material, and at December 31, 2009, 2010, and 2011 we had $2.5 million, $2.7 million and $3.1 million, respectively, accrued for interest and penalties for our uncertain tax positions.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2009, 2010, and 2011:

	Year Ended December 31,
	2009	2010	2011
	(In millions)
Changes in unrecognized tax benefits:
Unrecognized tax benefits at beginning of year	$10.4	$7.0	$7.9
Net increase (decrease):
Tax positions taken in prior periods	(5.0)	(.1)	.3
Tax positions taken in current period	.9	.6	1.0
Change in currency exchange rates	.7	.4	(.4)

Unrecognized tax benefits at end of year	$7.0	$7.9	$8.8

If our uncertain tax positions were recognized, a benefit of $9.5 million, $10.6 million, and $11.9 million would affect our effective income tax rates from continuing operations for 2009, 2010 and 2011 respectively. We currently estimate that our unrecognized tax benefits will not change materially during the next twelve months.

We file income tax returns in various U.S. federal, state and local jurisdictions. We also file income tax returns in various non-U.S. jurisdictions, principally in Germany, Belgium and Norway. Our U.S. income tax returns prior to 2008 are generally considered closed to examination by applicable tax authorities. Our non-U.S. income tax returns are generally considered closed to examination for years prior to 2007 for Germany, 2008 for Belgium and 2002 for Norway.

At December 31, 2011, we had the equivalent of $799 million and $188 million of net operating loss carryforwards for German corporate and trade tax purposes, respectively. At December 31, 2011, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of these carryforwards, particularly if the economic recovery were to be short-lived or we generate operating losses in our German operations for an extended period of time, it is possible we might conclude the benefit of the carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Note 8—Employee benefit plans:

Defined contribution plans—We maintain various defined contribution pension plans with our contributions based on matching or other formulas. Defined contribution plan expense was approximately $.7 million in 2009, $.9 million in 2010 and $1.1 million in 2011.

Accounting for defined benefit plans—We recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension plans on our Consolidated Balance Sheets. Changes in the funded status of these plans are recognized either in net income (loss), to the extent they are reflected in periodic benefit cost, or through other comprehensive income (loss).

Defined benefit plans—We sponsor various defined benefit pension plans. Employees are covered by plans in their respective countries. The benefits under our plans are based upon years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under ERISA equivalent of non-U.S. regulations plus additional amounts as we deem appropriate.

We expect to contribute the equivalent of approximately $19.1 million to all of our defined benefit pension plans during 2012. Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In millions)
2012	$19.4
2013	20.2
2014	20.0
2015	19.6
2016	18.9
Next 5 years	102.8

The funded status of our defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2010	2011
	(In millions)
Change in projected benefit obligations (“PBO”):
Benefit obligations at beginning of the year	$347.8	$347.7
Service cost	8.0	8.4
Interest cost	17.2	18.4
Participant contributions	1.7	1.8
Actuarial losses	12.9	3.2
Plan amendment	1.0	—
Change in currency exchange rates	(22.1)	(11.4)
Benefits paid	(18.8)	(23.0)

Benefit obligations at end of the year	347.7	345.1

Change in plan assets:
Fair value of plan assets at beginning of the year	238.0	245.9
Actual return on plan assets	21.1	18.5
Employer contributions	17.8	18.2
Participant contributions	1.7	1.8
Change in currency exchange rates	(13.9)	(7.6)
Benefits paid	(18.8)	(23.0)

Fair value of plan assets at end of year	245.9	253.8

Funded status	$(101.8)	$(91.3)

Amounts recognized in the balance sheet:
Noncurrent pension asset	$.3	$—
Accrued pension costs:
Current	(1.4)	(1.3)
Noncurrent	(100.7)	(90.0)

Total	$(101.8)	$(91.3)

Accumulated other comprehensive loss:
Actuarial losses	$89.2	$80.1
Prior service cost	4.4	3.8
Net transition obligations	.2	—

Total	$93.8	$83.9

Accumulated benefit obligations (“ABO”)	$317.9	$313.9

In the fourth quarter of 2010, we amended our benefit formula for most participants of our Belgian plan effective January 1, 2011, resulting in a prior service cost of approximately $1 million as of December 31, 2010. Key assumptions as of December 31, 2010 now reflect these plan revisions to the benefit formula.

The components of our net periodic defined benefit pension cost are presented in the table below. The amounts shown below for the amortization of prior service cost, net transition obligations and recognized actuarial losses for 2009, 2010 and 2011 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2008, 2009 and 2010, respectively, net of deferred income taxes.

	Years ended December 31,
	2009	2010	2011
	(In millions)
Net periodic pension cost:
Service cost benefits	$6.8	$8.0	$8.4
Interest cost on PBO	18.1	17.2	18.4
Expected return on plan assets	(12.0)	(12.2)	(12.6)
Settlement losses	—	—	.5
Recognized actuarial losses	4.6	4.6	5.1
Amortization of prior service cost	.5	.5	.6
Amortization of net transition obligations	.2	.1	.1

Total	$18.2	$18.2	$20.5

Certain information concerning our defined benefit pension plans is presented in the table below.

	December 31,
	2010	2011
	(In millions)
Plans for which the ABO exceeds plan assets:
PBO	$287.9	$345.1
ABO	265.3	313.9
Fair value of plan assets	187.2	253.8

The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2010 and 2011 are presented in the table below.

	December 31,
Rate	2010	2011
Discount rate	5.1%	5.1%
Increase in future compensation levels	3.1%	3.1%

The weighted-average rate assumptions used in determining the net periodic pension cost for 2009, 2010 and 2011 are presented in the table below.

	Years ended December 31,
Rate	2009	2010	2011
Discount rate	5.8%	5.5%	5.1%
Increase in future compensation levels	3.2%	3.2%	3.1%
Long-term return on plan assets	5.7%	5.4%	5.4%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The amounts shown in the above tables for actuarial losses, prior service cost and net transition obligations at December 31, 2010 and 2011 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates. These amounts will be recognized as components of our periodic defined benefit cost in future years. These amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 2010 and 2011. We expect approximately $5.1 million, $.5 million and $.1 million of the unrecognized actuarial losses, prior service costs and net transition obligations, respectively, will be recognized as components of our consolidated net periodic defined benefit pension cost in 2012.

The table below details the changes in our consolidated other comprehensive income (loss) for 2009, 2010 and 2011.

	Years Ended December 31,
	2009	2010	2011
	(In millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Current year:
Net actuarial gain (loss)	$2.1	$(3.8)	$3.8
Plan amendment	—	(1.0)	—
Settlements	—	—	.5
Amortization of unrecognized:
Net actuarial losses	4.6	4.6	5.1
Prior service cost	.5	.5	.6
Net transition obligations	.2	.1	.1

Total	$7.4	$.4	$10.1

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive third-party advice about appropriate long-term rates of return. Such assumed asset mixes are summarized below:

•

In Germany, the composition of our plan assets is established to satisfy the requirements of the German insurance commissioner. Our German pension plan assets represent an investment in a large collective investment fund established and maintained by Bayer AG in which several pension plans, including our German pension plan and Bayer’s pension plans, have invested. Our plan assets represent a very nominal portion of the total collective investment fund maintained by Bayer. These plan assets are a Level 3 input because there is not an active market that approximates the value of our investment in the Bayer investment fund. We determine the fair value of the Bayer plan assets based on periodic reports we receive from the managers of the Bayer plan. These periodic reports are subject to audit by the German pension regulator.

•

In Norway, we currently have a plan asset target allocation of 12% to equity securities, 72% to fixed income securities, 7% to real estate and the remainder primarily to liquid investments such as money markets. The expected long-term rate of return for such investments is approximately 8%, 4%, 7% and 3%, respectively. The majority of Norwegian plan assets are Level 1 inputs because they are traded in active markets; however a portion of our Norwegian plan assets are invested in certain individualized fixed income insurance contracts for the benefit of each plan participant as required by the local regulators and are therefore a Level 3 input.

•	We also have plan assets in Belgium and the United Kingdom. The Belgian plan assets are invested in certain individualized fixed income insurance contracts for the benefit of each plan participant as required by the local regulators and are therefore a Level 3 input. The United Kingdom plan assets consist of marketable securities which are Level 1 inputs because they trade in active markets.

We regularly review our actual asset allocation for each of our plans, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation and/or maximize the overall long-term return when we consider it appropriate.

The composition of our December 31, 2010 and 2011 pension plan assets by asset category and fair value level were as follows:

	Fair Value Measurements at December 31, 2010
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Germany	$176.2	$—	$—	$176.2
Norway:
Local currency equities	11.5	11.5	—	—
Non local currency equities	.2	.2	—	—
Local currency fixed income	42.3	15.9	—	26.4
Non local fixed income	3.5	.5	—	3.0
Cash and other	1.2	.6	—	.6
Other	11.2	2.5	—	8.7

Total	$246.1	$31.2	$—	$214.9

	Fair Value Measurements at December 31, 2011
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Germany	$187.2	$—	$—	$187.2
Norway:
Local currency equities	2.0	2.0	—	—
Non local currency equities	3.7	3.7	—	—
Local currency fixed income	35.9	35.9	—	—
Non local currency fixed income	4.3	4.3	—	—
Real estate	5.1	—	—	5.1
Cash and other	6.3	4.9	—	1.4
Other	9.3	2.4	—	6.9

Total	$253.8	$53.2	$—	$200.6

A rollforward of the change in fair value of Level 3 assets follows:

	2010	2011
	(In millions)
Fair value at beginning of year	$207.1	$214.9
Gain on assets held at end of year	15.9	18.8
Gain (loss) on assets sold during the year	1.5	1.8
Assets purchased	20.0	18.6
Assets sold	(15.9)	(18.1)
Transfers out	—	(29.2)
Currency exchange rate fluctuations	(13.7)	(6.2)

Fair value at end of year	$214.9	$200.6

Note 9—Other noncurrent liabilities:

	December 31,
	2010	2011
	(In millions)
Reserve for uncertain tax positions	$10.6	$11.9
Employee benefits	9.7	10.2
Other	3.9	3.9

Total	$24.2	$26.0

Note 10—Common stock and notes receivable from affiliates:

NL common stock options held by our employees—Certain of our employees were granted nonqualified options to purchase NL common stock under the terms of certain option plans sponsored by NL. Generally, the stock options were granted at a price equal to or greater than 100% of the market price of NL’s common stock at the date of grant, vested over a five-year period and expired ten years from the date of grant. During 2009, 2010 and 2011, 700, 6,300 and 12,800 options were exercised, respectively. At December 31, 2011, no options were outstanding.

Common stock dividends—We paid no cash dividends to Kronos in 2009, 2010 or 2011.

Notes receivable from affiliates (contra equity)—Prior to 2009, we loaned an aggregate €163.1 million ($209.5 million) to Kronos in return for two promissory notes instead of making a cash dividend distribution. The notes, as amended, bear interest at a rate of 9.25%, with all principal and interest due on December 31, 2013. Interest on these notes was paid quarterly through September 30, 2008. The notes are unsecured, contain no financial covenants and provide for default only upon Kronos’ failure to pay any amount when due (subject to a short grace period). Due to the long-term investment nature of these notes, settlement of the principal balance and accrued but unpaid interest of the notes is not contemplated within the foreseeable future. We currently expect that settlement of the principal and accrued interest will occur through a capital transaction (i.e. a non-cash dividend to Kronos in the form of distributing such notes receivable and interest to Kronos). Accordingly, we have classified these notes and the related accrued interest receivable as a separate component of stockholder’s equity in accordance with GAAP.

Note 11—Related party transactions:

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

Current receivables from and payables to affiliates are summarized in the table below.

	December 31,
	2010	2011
	(In millions)
Current receivables from affiliates:
Kronos Canada Inc. (“KC”)	$1.9	$2.7
Kronos (US), Inc. (“KUS”)	—	.1

Total	$1.9	$2.8

Current payables to affiliate:
Kronos—income taxes	$—	$7.1
KUS	14.0	52.8
KC	.2	.1

Total	$14.2	$60.0

Net amounts between us and KUS were generally related to product sales and purchases and raw material purchases. Net amounts between us and KC were generally related to product sales and purchases, raw material purchases and royalties. KUS and KC are both subsidiaries of Kronos.

Sales of TiO2 to KUS and KC aggregated $20.5 million in 2009, $11.7 million in 2010 and $14.0 million in 2011. Purchases of TiO2 from KUS and KC aggregated $9.6 million in 2009, $8.2 million in 2010 and $7.2 million in 2011.

KUS purchases the rutile and slag feedstock used as a raw material in all of our chloride process TiO2 facilities. We purchase such feedstock from KUS for use in our facilities for an amount equal to the amount paid by KUS to the third-party supplier plus an administrative fee. Such feedstock purchases including the administrative fee were $99.8 million in 2009, $145.2 million in 2010 and $234.7 million in 2011.

Royalty income received from KC for use of certain of our intellectual property was $5.9 million in 2009, $8.6 million in 2010 and $10.8 million in 2011.

Under the terms of various intercorporate services agreements (“ISAs”) entered into between us and various related parties, including Contran, employees of one company will provide certain management, tax planning, financial and administrative services to the other company on a fee basis. Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient, and the compensation and associated expenses of such persons. Because of the large number of companies affiliated with Contran, Kronos and NL, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. These ISA agreements are reviewed and approved by the applicable independent directors of the companies that are parties to the agreements. The net ISA fee charged to us included in selling, general and administrative expense was $2.9 million in each of 2009 and 2010 and $3.6 million in 2011. This agreement is renewed annually, and we expect to pay a net amount of $4.3 million under the ISA during 2012.

Tall Pines Insurance Company, and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including ourselves. Tall Pines and EWI are subsidiaries of Valhi. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker. The aggregate premiums paid to Tall Pines and EWI by us were $5.3 million in 2009, $4.8 million in 2010 and $6.0 million in 2011. These amounts principally included payments for insurance and reinsurance premiums paid to third parties but also included commissions paid to Tall Pines and EWI. Tall Pines purchases reinsurance from third-party insurance carriers with an A.M. Best Company rating of generally at least A- (excellent) for substantially all of the risks it underwrites. We expect these relationships with Tall Pines and EWI will continue in 2012.

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

Note 12—Commitments and contingencies:

Environmental matters—Our operations are governed by various environmental laws and regulations. Certain of our operations are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage. We have implemented and continue to implement various policies and programs in an effort to minimize these risks. Our policy is to maintain compliance with applicable environmental laws and regulations at all of our facilities and to strive to improve our environmental performance. From time to time, we may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances. We believe all of our plants are in substantial compliance with applicable environmental laws.

Litigation matters—We are involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business. We currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

Concentrations of credit risk—Sales of TiO2 accounted for about 86% of our sales in each of 2009 and 2010 and about 89% of our sales in 2011. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process) and the manufacture and sale of iron-based water treatment chemicals and certain titanium chemical products (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered “quality-of-life” markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. We sell TiO2 to over 3,000 customers, with the top ten customers (excluding sales to KC and KUS) approximating 20%, 21% and 26% of net sales in 2009, 2010 and 2011, respectively. We did not have sales to a single customer comprising over 10% of our net sales in any of the previous three years. The table below shows our percentage of TiO2 sales by volume sold to customers in our significant markets, Europe and North America, for the last three years.

	2009	2010	2011
Europe	77%	80%	79%
North America	3%	1%	1%

Long-term contracts—KUS has long-term supply contracts that provide for certain of its affiliates’ TiO2 feedstock requirements through 2016 including our feedstock requirements. See Note 11 for chloride feedstock purchases from KUS. In addition, we have other long-term supply and service contracts that provide for various raw materials and services. These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $72 million at December 31, 2011.

Operating leases—Our principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease with Bayer AG that expires in 2050. The Leverkusen facility itself, which we own and which represents approximately one-half of our current TiO2 production capacity, is located within Bayer’s extensive manufacturing complex. We periodically establish the amount of rent for the land lease associated with the Leverkusen facility by agreement with Bayer for periods of at least two years at a time. The lease agreement provides for no formula, index or other mechanism to determine changes in the rent for such land lease; rather, any change in the rent is subject solely to periodic negotiation between Bayer and us. We recognize any change in the rent based on such negotiations as part of lease expense starting from the time such change is agreed upon by both parties, as any such change in the rent is deemed “contingent rentals” under GAAP. Under a separate supplies and services agreement expiring in 2012, a majority-owned subsidiary of Bayer provides some raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility.

We also lease various other manufacturing facilities and equipment. Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases we expect that, in the normal course of business, such leases will be renewed or replaced by other leases. Net rent expense approximated $9 million in each of 2009 and 2010 and $11 million in 2011.

At December 31, 2011, future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year were as follows:

Years ending December 31,	Amount
(In millions)
2012	$4.1
2013	3.5
2014	2.3
2015	1.5
2016	.8
2017 and thereafter	16.7

Total	$28.9

Approximately $18 million of the $28.9 million aggregate future minimum rental commitments at December 31, 2011 relates to our Leverkusen facility lease discussed above. The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2011. As discussed above, any change in the rent is based solely on negotiations between Bayer and ourselves, and any such change in the rent is deemed “contingent rentals” under GAAP which is excluded from the future minimum lease payments disclosed above.

Income taxes—We and Kronos have agreed to a policy providing for the allocation of tax liabilities and tax payments as described in Note 1. Under applicable law, we, along with every other member of the Contran Tax Group, are each jointly and severally liable for the aggregate federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. Kronos has agreed, however, to indemnify us for any liability for income taxes of the Contran Tax Group in excess of our tax liability previously computed and paid by us in accordance with the tax allocation policy.

Note 13—Financial instruments:

Our financial instruments recorded on a fair value basis at December 31, 2010 consisted of currency forward contracts which are classified and valued as a Level 1 instrument for financial reporting purposes. We held no such financial instruments as of December 31, 2011.

Certain of our sales generated by our operations are denominated in U.S. dollars. We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder’s functional currency or similar exchange rate risk associated with future sales. We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with financial assets and liabilities denominated in currencies other than the U.S. dollar and which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. The fair value of the currency forward contracts is determined using Level 1 inputs based on the currency spot forward rates quoted by banks. At December 31, 2011, we had no currency forward contracts to exchange. To the extent we held such contracts during 2009, 2010 and 2011, we did not use hedge accounting for any of our contracts.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2010 and 2011.

	December 31, 2010		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash, cash equivalents and restricted cash	$51.7	$51.7	$21.8	$21.8
Notes payable and long-term debt:
Fixed rate with market quotes - 6.5% Senior Secured Notes	$532.8	$536.0	$360.6	$362.6

At each of December 31, 2010 and 2011, the estimated market price of the 6.5% Notes was approximately €1,004 per €1,000 principal amount. Fair value of our 6.5% Notes is based upon quoted market prices at each balance sheet date; these quoted market prices represent Level 2 inputs because the markets in which the Notes trade are not active. See Note 1.

Note 14—Recent accounting standards:

In May 2011 the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 contains technical adjustments and clarifications to more closely align the U.S. GAAP and International Financial Reporting Standards (“IFRS”) for fair value and will be effective for our first quarter 2012 report. We do not believe the adoption of this standard will have a material effect on our Consolidated Financial Statements.

In June 2011 the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the option of presenting comprehensive income as a component of the Consolidated Statement of Stockholders’ Equity and instead requires comprehensive income to be presented as a component of the Consolidated Statement of Income or in a separate Consolidated Statement of Comprehensive Income immediately following the Consolidated Statement of Income. This standard will be effective for our first quarter 2012 report. Upon adoption of ASU 2011-05, we intend to present our comprehensive income in a separate Consolidated Statement of Comprehensive Income, the same manner in which we present our comprehensive income in these Consolidated Financial Statements. Additionally, ASU 2011-05 would have required us to present on the face of our financial statements the effect of reclassifications out of accumulative other comprehensive income on the components of net income and other comprehensive income. However, in December 2011 the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the effectiveness for the requirement to present on the face of our financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. Adoption of ASU 2011-05, as amended by ASU 2011-12, will not have a material effect on our Consolidated Financial Statements.

In December 2011 the FASB issued ASU 2011-11 Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. This standard will be effective for annual and interim periods beginning with our first quarter 2013 report. We do not believe the adoption of this standard will have a material effect on our Consolidated Financial Statements.

Note 15—Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions)
Year ended December 31, 2010
Net sales	$228.8	$256.6	$250.4	$262.7
Gross margin	41.2	55.0	57.6	70.7
Net income	40.3	9.0	15.4	21.8
Year ended December 31, 2011
Net sales	$298.7	$404.0	$399.4	$305.5
Gross margin	104.3	148.1	150.1	128.8
Net income	41.1	67.8	64.8	56.4

In the first quarter 2010 we recognized a non-cash $35.2 million income tax benefit related an increase in our German net operating loss carryforwards. See Note 7.

In the second quarter of 2011, we recognized a $3.3 million pre-tax interest charge related to the partial redemption of our Senior Secured Notes. See Note 6.

Our provision for income taxes in the third and fourth quarters of 2011 includes $7.6 million and $2.2 million, respectively, for U.S. incremental income taxes on current earnings repatriated from our German subsidiary, which earnings were used to fund a portion of the repurchases of our Senior Secured Notes discussed in Note 6.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

(In millions)

	December 31,
	2010	2011
Current assets:
Cash and cash equivalents	$8.2	$3.8
Receivable from affiliates	43.4	89.6
Accounts and notes receivable	12.8	13.5
Other	.2	.3

Total current assets	64.6	107.2

Other assets:
Investment in subsidiaries	555.9	625.2
Deferred income taxes	206.4	155.2
Property and equipment, net	7.3	8.6
Other	3.3	5.1

Total other assets	772.9	794.1

Total assets	$837.5	$901.3

Current liabilities:
Accounts payable and accrued liabilities	$17.2	$14.3
Payable to affiliates	93.7	131.3
Income taxes	.8	2.6
Deferred income taxes	.4	.5

Total current liabilities	112.1	148.7

Noncurrent liabilities:
Long-term debt	532.8	360.6
Other	12.2	13.7

Total noncurrent liabilities	545.0	374.3

Stockholder’s equity	180.4	378.3

Total liabilities and stockholder’s equity	$837.5	$901.3

The accompanying Notes are an integral part of the Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Operations

(In millions)

	Years ended December 31,
	2009	2010	2011
Revenues and other income:
Net sales	$60.2	$62.7	$73.1
Equity in earnings (losses) of subsidiaries	(26.1)	70.2	264.5
Interest income from affiliates	2.8	4.6	2.3
Royalty income	16.7	22.7	30.4
Currency translation gains (losses), net	.3	.1	(.2)
Other income, net	.1	.8	—

	54.0	161.1	370.1

Costs and expenses:
Cost of sales	36.0	36.9	44.6
General and administrative	36.7	39.1	49.9
Interest expense	38.2	36.6	34.5
Interest expense to affiliates	3.2	6.3	7.1

	114.1	118.9	136.1

Income (loss) before income taxes	(60.1)	42.2	234.0
Provision for income taxes (benefit)	(13.6)	(44.3)	3.9

Net income (loss)	$(46.5)	$86.5	$230.1

The accompanying Notes are an integral part of the Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Cash Flows

(In millions)

	Years ended December 31,
	2009	2010	2011
Cash flows from operating activities:
Net income (loss)	$(46.5)	$86.5	$230.1
Cash distributions from subsidiaries	1.0	1.0	172.2
Noncash interest expense	1.4	1.3	4.4
Deferred income taxes	(26.3)	(29.8)	45.1
Loss on prepayment of debt	—	—	3.1
Call premium paid	—	—	(2.5)
Equity in (earnings) losses of subsidiaries	26.1	(70.2)	(264.5)
Other, net	4.7	3.8	4.3
Net change in assets and liabilities	36.9	15.5	(20.2)

Net cash provided by (used in) operating activities	(2.7)	8.1	172.0

Cash flows used in investing activities:
Capital expenditures	(.8)	(2.2)	(3.9)
Other	—	—	(5.1)

Net cash used in investing activities	(.8)	(2.2)	(9.0)

Cash flows used in financing activities -principal payments	—	—	(170.9)

Net change during the year from operating, investing and financing activities	(3.5)	5.9	(7.9)
Effect of exchange rate changes on cash	1.3	(.4)	3.5
Balance at beginning of year	4.9	2.7	8.2

Balance at end of year	$2.7	$8.2	$3.8

The accompanying Notes are an integral part of the Financial Statements.

KRONOS INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Notes to Condensed Financial Information

Note 1—Basis of presentation:

The accompanying financial statements of Kronos International, Inc. reflect our investment in subsidiaries on the equity method. The Consolidated Financial Statements of Kronos International, Inc. and the related Notes to Consolidated Financial Statements are incorporated herein by reference.

Note 2—Investment in and advances to subsidiaries:

	December 31,
	2010	2011
	(In millions)
Current:
Receivable from:
Kronos Titan GmbH (“TG”) – income taxes	$37.7	$82.4
Kronos Europe S.A./N.V.	2.0	2.6
Kronos Canada	1.9	2.7
Kronos Titan A/S	.8	1.0
Titania A/S	.7	.6
TG	.3	.3

	$43.4	$89.6

Payable to:
TG	$80.4	$111.1
Kronos UK (“KUK”)	6.0	6.0
Societe Industrielle du Titane, S.A. (“SIT”)	7.3	7.1
Kronos Worldwide, Inc.—income taxes	—	7.1

	$93.7	$131.3

	December 31,
	2010	2011
	(In millions)
Investment in:
TG	$311.3	$327.1
Kronos Denmark ApS (“KDK”)	205.1	255.0
Other	39.5	43.1

	$555.9	$625.2

	December 31,
	2009	2010	2011
	(In millions)
Equity in earnings (losses) of subsidiaries:
TG	$(28.8)	$44.2	$188.3
KDK	(1.2)	17.8	69.1
Other	3.9	8.2	7.1

	$(26.1)	$70.2	$264.5

Note 3—Long-term debt:

	December 31,
	2010	2011
	(In millions)
6.5% Senior Secured Notes due 2013	$532.8	$360.6

Senior Secured Notes—In April 2006, we issued €400 million principal amount of 6.5% Senior Secured Notes (“6.5% Notes”) due 2013, at 99.306% of the principal amount ($498.5 million when issued). We collateralized the 6.5% Notes with a pledge of 65% of the common stock or other ownership interests of certain of our first-tier operating subsidiaries. Such operating subsidiaries are TG, KDK, KUK and SIT. We issued the 6.5% Notes pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts our ability and that of our subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of the assets of these subsidiaries to another entity. At our option, we may redeem the 6.5% notes at redemption prices of 102.167% of the principal amount through October 2011, declining to 101.08% of the principal amount through October 2012 and 100% of the principal amount on or after October 15, 2012.

In this regard, in March 2011, we redeemed €80 million principal amount of the 6.5% Notes at 102.167% of the principal amount for an aggregate of $115.7 million, including a $2.5 million call premium. During the third and fourth quarters of 2011, we repurchased in open market transactions an aggregate of €40.8 million for an aggregate of €40.6 million. We recognized a $3.3 million pre-tax interest charge related to the redemption of €80 million of the 6.5% Senior Secured Notes consisting of the call premium, the write-off of unamortized deferred financing costs and original issue discount associated with the redeemed Senior Notes. We recognized a $.2 million net gain on €40.8 million principal amount of Senior Notes repurchased in open market transactions. We borrowed under our revolving credit facility, as discussed below, in order to fund the redemption in March 2011, while we used cash on hand to fund the open market repurchases.

In the event of a change of control, as defined in the agreement, we would be required to make an offer to purchase the 6.5% Notes at 101% of the principal amount. We would also be required to make an offer to purchase a specified portion of the 6.5% Notes at par value in the event we generate a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period. The carrying amount of the 6.5% Notes includes €.9 million ($1.2 million) and €.4 million ($.5 million) of unamortized original issue discount at December 31, 2010 and 2011, respectively.

KRONOS TITAN GMBH

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Owner of Kronos Titan GmbH:

In our opinion, the accompanying balance sheets and the related statements of operations, of comprehensive income (loss), of owner’s equity and of cash flows present fairly, in all material respects, the financial position of Kronos Titan GmbH at December 31, 2010 and 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 5, 2012

KRONOS TITAN GMBH

BALANCE SHEETS

(In millions)

	December 31,
ASSETS	2010	2011
Current assets:
Cash and cash equivalents	$37.1	$13.2
Accounts and other receivables	107.1	111.3
Receivable from affiliates	80.5	117.8
Inventories	128.2	201.7
Prepaid expenses	1.7	1.9

Total current assets	354.6	445.9

Other assets	1.1	1.5

Property and equipment:
Land	15.6	15.1
Buildings	124.8	123.4
Machinery and equipment	544.5	540.0
Construction in progress	6.3	8.3

Total property and equipment	691.2	686.8

Less accumulated depreciation and amortization	463.3	466.9

Net property and equipment	227.9	219.9

Total assets	$583.6	$667.3

KRONOS TITAN GMBH

BALANCE SHEETS (CONTINUED)

(In millions)

	December 31,
LIABILITIES AND OWNER’S EQUITY	2010	2011
Current liabilities:
Accounts payable and accrued liabilities	$69.8	$81.3
Payables to affiliates	83.6	149.2
Deferred income taxes	3.8	5.3

Total current liabilities	157.2	235.8

Noncurrent liabilities:
Accrued pension cost	93.9	73.2
Deferred income taxes	13.7	23.3
Other	7.5	7.9

Total noncurrent liabilities	115.1	104.4

Owner’s equity:
Subscribed capital	12.5	12.5
Paid in capital	200.1	200.1
Retained earnings	28.7	46.9
Accumulated other comprehensive income (loss):
Currency translation	115.4	98.3
Defined benefit pension plans	(45.4)	(30.7)

Total owner’s equity	311.3	327.1

Total liabilities and owner’s equity	$583.6	$667.3

Commitments and contingencies (Notes 6 and 11)

See accompanying Notes to Financial Statements.

KRONOS TITAN GMBH

STATEMENTS OF OPERATIONS

(In millions)

	Years ended December 31,
	2009	2010	2011
Net sales	$583.8	$683.8	$1,005.7
Cost of sales	571.8	569.1	672.4

Gross margin	12.0	114.7	333.3

Selling, general and administrative expense	52.6	55.9	67.5
Other operating income (expense):
Currency transaction gains (losses), net	(2.5)	2.7	1.7
Disposition of property and equipment	(.4)	(.8)	(.2)
Other income	.5	.4	—

Income (loss) from operations	(43.0)	61.1	267.3
Other income (expense):
Interest income	.1	.1	.2
Interest and other income from affiliates	5.2	8.8	10.8
Interest and other expense to affiliates	(3.2)	(4.7)	(2.6)
Interest expense	(1.0)	(.5)	(1.0)

Income (loss) before income taxes	(41.9)	64.8	274.7
Provision for income taxes (benefit)	(13.1)	20.6	86.4

Net income (loss)	$(28.8)	$44.2	$188.3

See accompanying Notes to Financial Statements.

KRONOS TITAN GMBH

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years ended December 31,
	2009	2010	2011
Net income (loss)	$(28.8)	$44.2	$188.3

Other comprehensive income (loss), net of tax:
Currency translation adjustment	5.5	(22.4)	(17.1)

Pension plans:
Amortization of prior service cost and net losses included in periodic pension cost	2.6	3.0	3.1
Net actuarial gain (loss) arising during year	.2	(1.3)	11.6

	2.8	1.7	14.7

Total other comprehensive income (loss)	8.3	(20.7)	(2.4)

Comprehensive income (loss)	$(20.5)	$23.5	$185.9

See accompanying Notes to Financial Statements.

KRONOS TITAN GMBH

STATEMENTS OF OWNER’S EQUITY

Years ended December 31, 2009, 2010, and 2011

(In millions)

	Owner’s Equity		Retained earnings	Accumulated other comprehensive income (loss)
	Subscribed	Paid-in		Currency	Pension
	capital	capital	(deficit)	translation	plans	Total
Balance at December 31, 2008	$12.5	$200.1	$13.3	$132.3	$(49.9)	$308.3

Net loss	—	—	(28.8)	—	—	(28.8)
Other comprehensive income, net of tax	—	—	—	5.5	2.8	8.3

Balance at December 31, 2009	12.5	200.1	(15.5)	137.8	(47.1)	287.8
Net income	—	—	44.2	—	—	44.2
Other comprehensive income (loss), net of tax	—	—	—	(22.4)	1.7	(20.7)

Balance at December 31, 2010	12.5	200.1	28.7	115.4	(45.4)	311.3
Net income	—	—	188.3	—	—	188.3
Other comprehensive income (loss), net of tax	—	—	—	(17.1)	14.7	(2.4)
Dividends paid	—	—	(170.1)	—	—	(170.1)

Balance at December 31, 2011	$12.5	$200.1	$46.9	$98.3	$(30.7)	$327.1

See accompanying Notes to Financial Statements.

KRONOS TITAN GMBH

STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2009	2010	2011
Cash flows from operating activities:
Net income (loss)	$(28.8)	$44.2	$188.3
Depreciation, depletion and amortization	22.8	21.4	22.2
Deferred income taxes	4.0	3.7	5.5
Pension, net	(.8)	.1	.6
Other, net	2.3	1.5	.9
Change in assets and liabilities:
Accounts and notes receivable	(10.1)	(16.3)	(10.3)
Inventories	78.9	(20.3)	(81.2)
Prepaid expenses	(.7)	.3	(.2)
Accounts payable and accrued liabilities	(4.1)	(5.3)	16.6
Income taxes	(.6)	24.3	(.1)
Accounts with affiliates	(19.6)	(32.5)	32.3
Other noncurrent assets	.5	.1	(1.0)
Other noncurrent liabilities	(5.5)	10.6	(.6)

Net cash provided by operating activities	38.3	31.8	173.0

Cash flows used in investing activities – capital expenditures	(8.7)	(12.1)	(21.6)

Cash flows from financing activities:
Loans from affiliates:
Loans	16.9	25.1	113.3
Repayments	(34.1)	(23.7)	(115.0)
Deferred financing fees	(.2)	(.4)	—
Dividends paid	—	—	(170.1)

Net cash (used in) provided by financing activities	(17.4)	1.0	(171.8)

Cash and cash equivalents—net change from:
Operating, investing and financing activities	12.2	20.7	(20.4)
Effect of exchange rate changes on cash	2.6	(1.2)	(3.5)
Balance at beginning of year	2.8	17.6	37.1

Balance at end of year	$17.6	$37.1	$13.2

Supplemental disclosures:
Cash paid for:
Interest	$.8	$.2	$.8
Income taxes	.8	5.5	31.0
Accrual for capital expenditures	1.5	2.7	2.4

See accompanying Notes to Financial Statements.

KRONOS TITAN GMBH

NOTES TO FINANCIAL STATEMENTS

Note 1—Summary of significant accounting policies:

Organization and basis of presentation—Kronos Titan GmbH is a wholly-owned subsidiary of Kronos International, Inc. (“KII”). KII is a wholly-owned subsidiary of Kronos Worldwide, Inc. (“Kronos”). At December 31, 2011, (i) Valhi, Inc. held approximately 50% of Kronos’ common stock and NL Industries, Inc. (NYSE: NL) held approximately 30% of Kronos’ common stock, (ii) Valhi held 83% of NL’s outstanding common stock and (iii) Contran Corporation and its subsidiaries held approximately 95% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of such companies.

In November, 2010, Kronos completed a secondary public offering of 17.94 million shares of Kronos common stock. Upon completion of the offering, the Valhi consolidated aggregate ownership of Kronos was reduced from 95.2% (59.2% held by Valhi directly and 36.0% held by NL directly) to 80.4% (50.0% held by Valhi directly and 30.4% held by NL directly). We did not receive any of the net proceeds from such offering.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to Kronos Titan GmbH taken as a whole.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), with the U.S. dollar as the reporting currency. We also prepare financial statements on other bases, as required in Germany.

We are not a registrant with the U.S. Securities and Exchange Commission and therefore are not subject to the SEC’s periodic reporting requirements, except as may be required by Rule 3-16 of Regulation S-X.

Management’s estimates—In preparing our financial statements in conformity with GAAP we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from previously-estimated amounts under different assumptions or conditions.

Translation of currencies—Our functional currency is the euro. We translate our assets and liabilities to U.S. dollars at year-end exchange rates, while we translate revenues and expenses at weighted average exchange rates prevailing during the year. Resulting translation adjustments are accumulated in owner’s equity as part of accumulated other comprehensive income (loss), net of related deferred income taxes. Currency transaction gains and losses are recognized in income currently.

Derivatives and hedging activities—We recognize derivatives as either assets or liabilities measured at fair value. We recognize the changes in fair value of derivatives either in net income (loss) or other comprehensive income (loss), depending on the intended use of the derivative.

Cash and cash equivalents—We classify bank deposits with original maturities of three months or less as cash equivalents.

Fair value of financial instruments—Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, establishes a consistent framework for measuring fair value and beginning on January 1, 2008 (with certain exceptions) this framework is generally applied to all financial statements items required to be measured at fair value. The standard requires fair value measurements to be classified and disclosed in one of the following three categories:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2—Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the assets or liability; and

•	Level 3—Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

See Notes 7 and 12.

Accounts receivable—We provide an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

Inventories and cost of sales—We state inventories at the lower of cost or market, net of allowance for obsolete and slow-moving inventories. We generally base inventory costs for all inventory categories on average cost that approximates the first-in, first-out method. Inventories include the costs for raw materials, the cost to manufacture the raw materials into finished goods and overhead. Depending on the inventory’s stage of completion, our manufacturing costs can include the costs of packing and finishing, utilities, maintenance, depreciation and salaries and benefits associated with our manufacturing process. We allocate fixed manufacturing overheads based on normal production capacity. Unallocated overhead costs resulting from periods with abnormally low production levels are charged to expense as incurred. As inventory is sold to third parties, we recognize the cost of sales in the same period that the sale occurs. We periodically review our inventory for estimated obsolescence or instances when inventory is no longer marketable for its intended use, and we record any write-down equal to the difference between the cost of inventory and its estimated net realizable value based on assumptions about alternative uses, market conditions and other factors.

Property and equipment and depreciation—We state property and equipment at cost including capitalized interest on borrowings during the actual construction period of major capital projects. Capitalized interest costs were $.2 million in each of 2009 and 2010 and $.3 million in 2011. We compute depreciation of property and equipment for financial reporting purposes principally by the straight-line method over the estimated useful lives of the assets as follows:

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

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable. We consider all relevant factors. We perform the impairment test by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset’s net carrying value to determine if a write-down to market value or discounted cash flow value is required.

Long-term debt—We state long-term debt net of any unamortized original issue premium or discount. We classify amortization of deferred financing costs and any premiums or discounts associated with the issuance of indebtedness as interest expense and compute such amortization by the interest method over the term of the applicable issue.

Employee benefit plans—Accounting and funding policies for retirement plans are described in Note 7.

Income taxes—We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets that we believe does not meet the more-likely-than-not recognition criteria. See Note 6. We are included in KII’s Organschaft.

We record a reserve for uncertain tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities. The amount of the benefit associated with our uncertain tax positions that we recognized is limited to the largest amount for which we believe the likelihood of realization is greater than 50%. We accrue penalties and interest on the difference between tax positions taken on our tax returns and the amount of benefit recognized for financial reporting purposes. We classify our reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position. See Note 6.

Net sales—We record sales when products are shipped and title and other risks and rewards of ownership have passed to the customer, or when services are performed. Shipping terms of products shipped are generally FOB shipping point, although in some instances shipping terms are FOB destination point (for which we do not recognize sales until the product is received by the customer) or other standard shipping terms. We state sales net of price, early payment and distributor discounts and volume rebates. We report any tax assessed by a governmental authority that we collect from our customers that is both imposed on and concurrent with our revenue-producing activities (such as sales, use, value added and excise taxes) on a net basis (meaning we do not recognize these taxes either in our revenues or in our costs and expenses).

Selling, general and administrative expense; shipping and handling costs—Selling, general and administrative expense includes costs related to marketing, sales, distribution, shipping and handling, research and development and legal and administrative functions such as accounting, treasury and finance, and includes costs for salary and benefits, travel and entertainment, promotional materials and professional fees. We include shipping and handling costs in selling, general and administrative expense and these costs were $27.6 million in 2009, $28.0 million in 2010 and $34.0 million in 2011. We expense advertising costs as incurred and these costs were approximately $.3 million in 2009, $.4 million in 2010 and $.5 million in 2011.

Note 2—Accounts and notes receivable:

	December 31,
	2010	2011
	(In millions)
Trade receivables	$93.4	$100.9
Recoverable VAT and other receivables	15.2	11.2
Allowance for doubtful accounts	(1.5)	(.8)

Total	$107.1	$111.3

Note 3—Inventories:

	December 31,
	2010	2011
	(In millions)
Raw materials	$24.3	$32.0
Work in process	6.9	9.0
Finished products	77.0	138.6
Supplies	20.0	22.1

Total	$128.2	$201.7

Note 4—Accounts payable and accrued liabilities:

	December 31,
	2010	2011
	(In millions)
Accounts payable	$48.5	$55.0
Accrued liabilities:
Employee benefits	10.3	9.4
Sales discounts and rebates	4.4	8.1
Waste acid recovery	4.8	6.1
Other	1.8	2.7

Total	$69.8	$81.3

Note 5— Long-term debt:

Revolving Credit Facility—We and certain of KII’s subsidiaries in Belgium, Norway and Denmark (Kronos Europe S.A./N.V.—“KEU”, Kronos Titan AS- “TAS,” Titania AS—“TIA,” Kronos Norge AS, the parent company of TAS and TIA and Kronos Denmark ApS—“KDK,” the parent company of Kronos Norge and KEU), have an €80 million secured revolving credit facility that matures in October 2013. We may denominate borrowings in euros, Norwegian kroner or U.S. dollars. We may also issue up to €5 million of letters of credit. Outstanding borrowings bear interest at rates ranging from LIBOR plus 1.75% to LIBOR plus 1.50%. The facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower. The facility contains certain restrictive covenants which, among other things, restrict the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to another entity. In addition, the credit facility contains customary cross-default provisions with respect to other debt and obligations of the borrowers, KII and its other subsidiaries.

During 2011, we borrowed €80 million ($113.3 million when borrowed) under our European credit facility, and subsequently repaid €80 million ($115.0 million when repaid). As of December 31, 2011, no amounts were outstanding under the European Credit Facility and the equivalent of $103.5 million was available for borrowing by the subsidiaries.

Senior Secured Notes—In April 2006, KII (our parent company) issued an aggregate of €400 million principal amount of 6.5% Senior Secured Notes (“6.5% Notes”) due April 2013, at 99.306% of their principal amount ($498.5 million when issued) to yield an effective interest rate of 7.1%. These 6.5% Notes are collateralized by a pledge of 65% of the common stock or other ownership interests of certain of KII’s first-tier operating subsidiaries. Such operating subsidiaries are us, KDK, Kronos Limited and Société Industrielle du Titane, S.A. KII issued the 6.5% Notes pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts our ability to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of our assets to another entity. At KII’s option, they may redeem the 6.5% Notes at redemption prices of 102.167% of the principal amount through October 2011, declining to 101.08% of the principal amount through October 2012 and 100% on or after October 15, 2012.

In this regard, in March 2011, KII redeemed €80 million principal amount of the 6.5% Notes at 102.167% of the principal amount for an aggregate of $115.7 million, including a $2.5 million call premium. During the third and fourth quarters of 2011, KII repurchased in open market transactions an aggregate of €40.8 million for an aggregate of €40.6 million. We borrowed under our revolving credit facility, as discussed above, in order to fund the redemption in March 2011, while KII used cash on hand to fund the open market repurchases.

In the event of a change of control, as defined, KII would be required to make an offer to purchase the 6.5% Notes at 101% of the principal amount. KII would also be required to make an offer to purchase a specified portion of the 6.5% Notes at par value in the event KII generates a certain amount of net proceeds from the sale of assets outside the ordinary course of business and such net proceeds are not otherwise used for specified purposes within a specified time period. The indenture also contains certain cross-default provisions, as discussed below. The carrying amount of the 6.5% Notes includes unamortized original issue discount of €.9 million ($1.2 million) and €.4 million ($.5 million) at December 31, 2010 and 2011, respectively.

Restrictions and other—Under the cross-default provisions of the 6.5% Notes, the 6.5% Notes may be accelerated prior to their stated maturity if, KII, any of its subsidiaries, or we default under any other indebtedness in excess of $20 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness). Under the cross-default provisions of the credit facility, any outstanding borrowings under this facility may be accelerated prior to its stated maturity if we or any borrowers default under any other indebtedness in excess of €5 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness). The credit facility contains provisions that allow the lender to accelerate the maturity of the applicable facility in the event of a change of control, as defined, of the applicable borrower. In the event the cross-default provisions of either the 6.5% Notes or the credit facility become applicable, and such indebtedness is accelerated, we would be required to repay such indebtedness prior to their stated maturity.

The credit facility described above requires the respective borrower to maintain minimum levels of equity, requires the maintenance of certain financial ratios, limits dividends and additional indebtedness and contains other provisions and restrictive covenants customary in lending transactions of this type. We are in compliance with all of our debt covenants at December 31, 2011. We believe we will be able to comply with the financial covenants contained in the credit facility through the maturity of the facility; however if future operating results differ materially from our expectations we may be unable to maintain compliance.

Note 6—Income taxes:

	Years ended December 31,
	2009	2010	2011
	(In millions)
Pretax income (loss)	$(41.9)	$64.8	$274.7

Expected tax expense (benefit)	$(6.6)	10.2	43.5
Trade income tax	(6.2)	10.1	42.8
Impact of rate change	—	.9	—
Refund of prior year income taxes	(.5)	—	—
Prior year adjustment	—	(.7)	—
Other, net	.2	.1	.1

Income tax expense (benefit)	$(13.1)	$20.6	$86.4

Provision for income taxes (benefit):
Current income tax expense (benefit)	$(17.3)	$16.9	$80.9
Deferred income tax expense	4.2	3.7	5.5

	$(13.1)	$20.6	$86.4

Comprehensive provision for income taxes (benefit) allocable to:
Income (loss) from operations	$(13.1)	$20.6	$86.4
Other comprehensive loss—Pension plans	1.4	.6	6.7

	$(11.7)	$21.2	$93.1

The components of our net deferred income taxes are summarized below.

	$000.00	$000.00	$000.00	$000.00
	December 31,
	2010		2011
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Tax effect of temporary differences relating to:
Inventories	$—	$(2.6)	$—	$(4.8)
Property and equipment	—	(18.5)	—	(22.4)
Other deductible differences	6.7	—	3.3	—
Other taxable differences	—	(3.1)	—	(4.7)

Gross deferred tax assets (liabilities)	6.7	(24.2)	3.3	(31.9)

Reclassification, principally netting by tax jurisdiction	(6.7)	6.7	(3.3)	3.3

Net total deferred tax liabilities	—	(17.5)	—	(28.6)
Net current deferred tax liabilities	—	(3.8)	—	(5.3)

Net noncurrent deferred tax liability	$—	$(13.7)	$—	$(23.3)

We have no deferred income tax valuation allowance as of December 31, 2009, 2010 or 2011.

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

At December 31, 2009, 2010 and 2011, our reserve for uncertain tax positions was not material.

We file income tax returns in Germany. Our income tax returns are generally considered closed to examination for years prior to 2007.

Note 7—Employee benefit plans:

Accounting for defined benefit plans—We recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension plans on our Balance Sheets. Changes in the funded status of the plans are recognized either in net income, to the extent they are reflected in periodic benefit cost, or through other comprehensive income (loss).

Defined benefit plans—We sponsor various defined benefit pension plans. The benefits under our plans are based upon years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under applicable regulations plus additional amounts as we deem appropriate.

We expect to contribute the equivalent of approximately $15 million to all of our defined benefit pension plans during 2012. Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In millions)
2012	$15.7
2013	16.5
2014	16.3
2015	15.7
2016	15.2
Next 5 years	80.3

The funded status of our defined benefit pension plan is presented in the table below.

	$000,000	$000,000
	December 31,
	2010	2011
	(In millions)
Change in projected benefit obligations (“PBO”):
Benefit obligations at beginning of year	$274.7	$271.2
Service cost	6.2	6.3
Interest cost	13.7	14.7
Participant contributions	1.5	1.7
Actuarial losses (gains)	10.7	(7.4)
Change in currency exchange rates	(20.1)	(8.8)
Benefits paid	(15.5)	(16.2)

Benefit obligations at end of year	271.2	261.5

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	172.3	176.1
Actual return on plan assets	16.9	17.5
Employer contributions	13.4	14.0
Participant contributions	1.5	1.7
Change in currency exchange rates	(12.5)	(6.0)
Benefits paid	(15.5)	(16.2)

Fair value of plan assets at end of year	176.1	187.1

Funded status	$(95.1)	$(74.4)

Amounts recognized in the balance sheet:
Accrued pension cost:
Current	$(1.2)	$(1.2)
Noncurrent	(93.9)	(73.2)

Total	$(95.1)	$(74.4)

Accumulated other comprehensive loss:
Actuarial losses	$74.3	$53.3
Prior service cost	2.2	2.0

Total	$76.5	$55.3

Accumulated benefit obligations (“ABO”)	$252.9	$244.6

The components of our net periodic defined benefit pension cost are presented in the table below. The amounts shown below for the amortization of prior service cost, net transition obligations and recognized actuarial losses for 2009, 2010 and 2011 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2008, 2009 and 2010, respectively, net of deferred income taxes.

	$000,000	$000,000	$000,000
	Years ended December 31,
	2009	2010	2011
	(In millions)
Net periodic pension cost:
Service cost benefits	$5.0	$6.1	$6.3
Interest cost on PBO	14.2	13.7	14.7
Expected return on plan assets	(8.5)	(8.6)	(8.9)
Recognized actuarial losses	3.6	3.9	4.3
Amortization of prior service cost	.2	.2	.2

Total	$14.5	$15.3	$16.6

The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2010 and 2011 are presented in the table below.

	$000,000	$000,000
	December 31,
Rate	2010	2011
Discount rate	5.2%	5.5%
Increase in future compensation levels	3.0%	3.0%

The weighted-average rate assumptions used in determining the net periodic pension cost for 2009, 2010 and 2011 are presented in the table below.

	$000,000	$000,000	$000,000
	Years ended December 31,
Rate	2009	2010	2011
Discount rate	5.8%	5.5%	5.2%
Increase in future compensation levels	3.0%	3.0%	3.0%
Long-term return on plan assets	5.3%	5.3%	5.3%

Variances from actuarially assumed rates will change the actuarial valuation of accrued pension liabilities, pension expense and funding requirements in future periods.

The amounts shown on the above tables for actuarial losses and prior service cost at December 31, 2010 and 2011 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates. These amounts will be recognized as components of our periodic defined benefit cost in future years. These amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 31, 2010 and 2011. We expect approximately $3.4 million and $.2 million of the net actuarial losses and prior service costs, respectively, will be recognized as components of our net periodic pension cost in 2012.

The table below details the changes in other comprehensive income (loss) during 2009, 2010 and 2011.

	$000,000	$000,000	$000,000
	Years Ended December 31,
	2009	2010	2011
	(In millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Current year—net actuarial gain (loss)	$.7	$(2.1)	$16.7
Amortization of unrecognized:
Net actuarial losses	3.5	3.8	4.3
Prior service cost	.2	.2	.2

Total	$4.4	$1.9	$21.2

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

A rollforward of the change in fair value of Level 3 assets follows:

	$000,000	$000,000
	2010	2011
	(In millions)
Fair value at beginning of period	$172.3	$176.1
Gain on assets held at end of period	15.6	18.5
Gain on assets sold during period	1.5	1.7
Assets purchased	13.4	12.8
Assets sold	(14.0)	(14.9)
Currency exchange rate fluctuation	(12.7)	(7.1)

Fair value at end of period	$176.1	$187.1

Note 8—Other noncurrent liabilities:

	$000,000	$000,000
	December 31,
	2010	2011
	(In millions)
Employee benefits	$4.7	$5.1
Other, net	2.8	2.8

Total	$7.5	$7.9

Note 9—NL common stock options held by our employees:

Certain of our employees have been granted nonqualified options to purchase NL common stock under the terms of certain option plans sponsored by NL. Generally, the stock options are granted at a price equal to or greater than 100% of the market price of NL’s common stock at the date of grant, vest over a five-year period and expire ten years from the date of grant.

During 2009, 2010 and 2011, 700, 1,500 and 800 options were exercised, respectively, and at December 31, 2011 no options were outstanding.

Note 10—Related party transactions:

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

We are party to services and expense sharing agreements among several of our affiliates whereby Kronos, KII and other affiliates provide certain management, financial, insurance and administrative services to us on a fee basis. Our expense was approximately $6.1 million in 2009, $5.3 million in 2010 and $6.2 million in 2011 related to these services and costs.

We charge affiliates for certain management, financial and administrative services costs, which totaled approximately $2.6 million in 2009, $2.8 million in 2010, and $2.9 million in 2011. These charges to affiliates were reflected primarily as a reduction of selling, general and administrative expense.

Tall Pines Insurance Company and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines and EWI are subsidiaries of Valhi. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker. The aggregated premiums we paid to Tall Pines and EWI were $2.7 million, $2.4 million and $2.8 million in 2009, 2010 and 2011, respectively. These amounts principally included payments for insurance, but also included commissions paid to Tall Pines and EWI. Tall Pines purchases reinsurance from third-party insurance carriers with an A.M. Best Company rating of generally at least A- (excellent) for substantially all of the risks it underwrites. We expect that these relationships with Tall Pines and EWI will continue in 2012.

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

We purchase from and sell to our affiliates a significant amount of titanium dioxide pigments (“TiO2”). Sales of TiO2 to our affiliates were $107.9 million in 2009, $107.0 million in 2010 and $161.6 million in 2011. Purchases of TiO2 from our affiliates were $65.7 million in 2009, $77.2 million in 2010 and $116.6 million in 2011.

Kronos (US), Inc. (“KUS”) purchases the rutile and slag feedstock used as a raw material in our chloride process TiO2 facility. We purchase such feedstock from KUS for an amount equal to the amount paid by KUS to the third-party supplier plus an administrative fee. Such feedstock purchases including the administration fee were $61.7 million in 2009, $80.3 million in 2010 and $105.5 million in 2011.

We purchase ilmenite (sulfate feedstock) from our Norwegian affiliate on a year-to-year basis. Such feedstock purchases were $16.8 million in 2009, $26.2 million in 2010 and $30.1 million in 2011.

We sell water treatment chemicals (derived from co-products of the TiO2 production processes) to KII. Such water treatment chemical sales were $27.4 million in 2009, $32.2 million in 2010 and $39.1 million in 2011.

We are party to an accounts receivable factoring agreement with certain European affiliates of ours pursuant to which these affiliates factored their export accounts receivable without recourse to us for a fee. Upon non-recourse transfer from these affiliates, we assume all risk pertaining to the factored receivables, including, but not limited to, exchange control risks, risks pertaining to the bankruptcy of a customer and risks related to late payments. Export receivables purchased by us during 2009, 2010, and 2011 aggregated $124 million, $167 million and $228 million, respectively and the fee charged was $1.4 million, $1.9 million and $2.5 million, respectively.

Net amounts currently receivable from (payable to) affiliates are summarized in the following table.

	$000,000	$000,000
	December 31,
	2010	2011
	(In millions)
Current receivable from:
KII	$80.4	$111.1
Other affiliates	.1	6.7

Total	$80.5	$117.8

Current payable to:
KII—income taxes	$37.7	$82.4
KII	.3	.3
Other affiliates	45.6	66.5

Total	$83.6	$149.2

Our current receivable from affiliates generally relate to product sales and services rendered. Our current payables to affiliates generally relate to raw material purchases, accounts receivable factoring and services received.

Included in other affiliate income and other affiliate expense was other affiliate interest income/expense, factoring fees and service fees.

Note 11—Commitments and contingencies:

Environmental matters—Our operations are governed by various environmental laws and regulations. Certain of our operations are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain past and current operations and products of ours have the potential to cause environmental or other damage. We have implemented and continue to implement various policies and programs in an effort to minimize these risks. Our policy is to maintain compliance with applicable environmental laws and regulations at all of our facilities and to strive to improve our environmental performance. From time to time, we may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances. We believe all of our plants are in substantial compliance with applicable environmental laws.

Litigation matters—We are involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business. We currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our financial condition, results of operations or liquidity.

Concentrations of credit risk—Sales of TiO2 accounted for approximately 95% of our sales during 2009, 94% during 2010 and 96% during 2011. The remaining sales result from the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper, as well as fibers, rubber, ceramics, inks and cosmetics markets. Such markets are generally considered “quality-of-life” markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. We sell TiO2 to over 1,000 customers, with the top ten external customers approximating 22% in each of 2009 and 2010 and 30% in 2011. We did not have sales to a single customer comprising over 10% of our net sales in any of the previous three years. Approximately 78% of our TiO2 sales by volume were to Europe in 2009, 80% in 2010 and 79% during 2011. Approximately 3% in 2009, 1% in 2010 and 2% in 2011 of sales by volume were sold to customers in North America.

Long-term contracts—KUS has long-term supply contracts that provide for certain of its affiliates’ TiO2 feedstock requirements through 2016, including our feedstock requirements. See Note 10 for chloride feedstock purchases from KUS. In addition, we have other long-term supply and service contracts that provide for various raw materials and services. These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $39 million at December 31, 2011.

Operating leases—We lease various manufacturing facilities and equipment pursuant to operating leases. Most of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases management expects that, in the normal course of business, leases will be renewed or replaced by other leases.

We lease the land under our Leverkusen TiO2 production facility pursuant to a lease with Bayer AG that expires in 2050. The Leverkusen facility itself, which we own and which represents approximately two-thirds of our current TiO2 production capacity, is located within the lessor’s extensive manufacturing complex. We periodically establish the amount of rent for the land lease associated with the Leverkusen facility by agreement with Bayer for periods of at least two years at a time. The lease agreement provides for no formula, index or other mechanism to determine changes in the rent for such land lease; rather, any change in the rent is subject solely to periodic negotiation between us and Bayer. We recognize any change in the rent based on such negotiations as part of lease expense starting from the time such change is agreed upon by both parties, as any such change in the rent is deemed “contingent rentals” under GAAP. Under a separate supplies and services agreement expiring in 2012, a majority-owned subsidiary of Bayer provides some raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility.

Net rent expense approximated $5 million in each of 2009 and 2010 and $6 million in 2011. At December 31, 2011, minimum rental commitments under the terms of noncancellable operating leases were as follows:

$000,000
Years ending December 31,	Amount
(In millions)
2012	$2.6
2013	2.1
2014	1.5
2015	1.0
2016	.7
2017 and thereafter	16.7

Total	$24.6

Approximately $18 million of the $24.6 million aggregate future minimum rental commitments at December 31, 2011 relates to our Leverkusen facility lease discussed above. The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2011. As discussed above, any change in the rent is based solely on negotiations between us and Bayer, and any such change in the rent is deemed “contingent rentals” under GAAP which is excluded from the future minimum lease payments disclosed above.

Note 12—Financial instruments:

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2010 and 2011.

	$000,000	$000,000	$000,000	$000,000
	December 31,
	2010		2011
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In millions)
Cash and cash equivalents	$37.1	$37.1	$13.2	$13.2

We periodically use interest rate swaps, currency swaps and other types of contracts to manage interest rate and currency exchange risk with respect to financial assets or liabilities. We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate doing so in the future. We were not a party to any such contracts during 2009, 2010 or 2011.

Other than as described above, we were not a party to any material derivative financial instruments during 2009, 2010 and 2011.

Note 13—Recent accounting standards:

In May 2011 the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 contains technical adjustments and clarifications to more closely align the U.S. GAAP and International Financial Reporting Standards (“IFRS”) for fair value reporting and will be effective for our first quarter 2012 report. We do not believe the adoption of this standard will have a material effect on our Consolidated Financial Statements.

In June 2011 the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the option of presenting comprehensive income as a component of the Consolidated Statement of Stockholders’ Equity and instead requires comprehensive income to be presented as a component of the Consolidated Statement of Income or in a separate Consolidated Statement of Comprehensive Income immediately following the Consolidated Statement of Income. This standard will be effective for our first quarter 2012 report. Upon adoption of ASU 2011-05, we intend to present our comprehensive income in a separate Consolidated Statement of Comprehensive Income, the same manner in which we present our comprehensive income in these Consolidated Financial Statements. Additionally, ASU 2011-05 would have required us to present on the face of our financial statements the effect of reclassifications out of accumulative other comprehensive income on the components of net income and other comprehensive income. However, in December 2011 the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for

Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the effectiveness for the requirement to present on the face of our financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. Adoption of ASU 2011-05, as amended by ASU 2011-12, will not have a material effect on our Consolidated Financial Statements.

In December 2011 the FASB issued ASU 2011-11 Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. This standard will be effective for annual and interim periods beginning with our first quarter 2013 report. We do not believe the adoption of this standard will have a material effect on our Condensed Consolidated Financial Statements.

KRONOS DENMARK APS AND SUBSIDIARIES

Index of Consolidated Financial Statements

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Kronos Denmark ApS:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of Kronos Denmark ApS and its subsidiaries at December 31, 2010 and 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 5, 2012

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
ASSETS	2010	2011
Current assets:
Cash and cash equivalents	$3.1	$1.9
Restricted cash	1.9	1.9
Accounts and notes receivable	18.8	33.6
Receivable from affiliates	33.4	38.4
Refundable income taxes	.9	2.0
Deferred income taxes	.3	—
Inventories	71.6	139.1
Prepaid expenses	2.0	1.5

Total current assets	132.0	218.4

Other assets	5.3	4.9

Property and equipment:
Land	26.9	26.3
Buildings	46.1	47.7
Machinery and equipment	243.2	258.9
Mining properties	115.9	114.9
Construction in progress	1.5	7.1

	433.6	454.9
Less accumulated depreciation and amortization	272.1	275.1

Net property and equipment	161.5	179.8

Total assets	$298.8	$403.1

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except share data)

	December 31,
LIABILITIES AND STOCKHOLDER’S EQUITY	2010	2011
Current liabilities:
Current maturities of long-term debt	$2.2	$2.2
Accounts payable and accrued liabilities	47.1	53.3
Payable to affiliates	9.5	46.6
Income taxes	3.4	9.6
Deferred income taxes	1.1	2.4

Total current liabilities	63.3	114.1

Noncurrent liabilities:
Long-term debt	4.6	2.3
Deferred income taxes	14.9	11.1
Accrued pension costs	6.4	16.2
Other	4.5	4.4

Total noncurrent liabilities	30.4	34.0

Stockholder’s equity:
Common stock – 100 Danish kroner par value; 10,000 shares authorized; 10,000 shares issued and outstanding	.1	.1
Additional paid-in capital	217.0	217.0
Retained deficit	(16.5)	52.6
Accumulated other comprehensive income (loss):
Currency translation	15.5	4.2
Defined benefit pension plans	(11.0)	(18.9)

Total stockholder’s equity	205.1	255.0

Total liabilities and stockholder’s equity	$298.8	$403.1

Commitments and contingencies (Notes 7 and 11)

See accompanying Notes to Financial Statements.

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Years ended December 31,
	2009	2010	2011
Net sales	$315.0	$411.2	$567.3
Cost of sales	303.5	356.7	430.5

Gross margin	11.5	54.5	136.8

Selling, general and administrative expense	22.3	26.6	31.2
Other operating income (expense):
Currency transaction gains (losses), net	10.8	2.0	(.2)
Disposition of property and equipment	(.4)	(.9)	(.8)
Other, net	.1	.1	.1

Income (loss) from operations	(.3)	29.1	104.7

Other income (expense):
Interest income	.1	.1	.1
Other income from affiliates	.1	—	.2
Interest and other expense to affiliates	(1.8)	(2.4)	(3.6)
Interest expense	(1.8)	(1.6)	(.8)

Income (loss) before income taxes	(3.7)	25.2	100.6
Provision for income taxes (benefit)	(2.5)	7.4	31.5

Net income (loss)	$(1.2)	$17.8	$69.1

See accompanying Notes to Financial Statements.

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years ended December 31,
	2009	2010	2011
Net income (loss)	$(1.2)	$17.8	$69.1

Other comprehensive income (loss), net of tax:
Currency translation	18.5	(8.2)	(11.3)

Pension plans:
Amortization of prior service cost and net losses included in periodic pension cost	1.0	.8	1.2
Net actuarial gain (loss) arising during year	1.0	(1.1)	(9.1)
Plan amendment	—	(.7)	—

	2.0	(1.0)	(7.9)

Total other comprehensive income (loss)	20.5	(9.2)	(19.2)

Comprehensive income	$19.3	$8.6	$49.9

See accompanying Notes to Financial Statements.

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

Years ended December 31, 2009, 2010 and 2011

(In millions)

		Additional		Accumulated other comprehensive income (loss)
	Common	paid-in	Retained	Currency	Pension
	stock	capital	deficit	translation	plans	Total
Balance at December 31, 2008	$.1	$217.0	$(33.1)	$5.2	$(12.0)	$177.2
Net loss	—	—	(1.2)	—	—	(1.2)
Other comprehensive income, net of tax	—	—	—	18.5	2.0	20.5

Balance at December 31, 2009	.1	217.0	(34.3)	23.7	(10.0)	196.5
Net income	—	—	17.8	—	—	17.8
Other comprehensive loss, net of tax	—	—	—	(8.2)	(1.0)	(9.2)

Balance at December 31, 2010	.1	217.0	(16.5)	15.5	(11.0)	205.1
Net income	—	—	69.1	—	—	69.1
Other comprehensive loss, net of tax	—	—	—	(11.3)	(7.9)	(19.2)

Balance at December 31, 2011	$.1	$217.0	$52.6	$4.2	$(18.9)	$255.0

See accompanying Notes to Financial Statements.

KRONOS DENMARK APS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2009	2010	2011
Cash flows from operating activities:
Net income (loss)	$(1.2)	$17.8	$69.1
Depreciation and amortization	16.8	15.1	16.7
Deferred income taxes	(3.7)	(.5)	1.2
Pension, net	(1.6)	(1.7)	(.5)
Other	(1.0)	1.3	1.2
Change in assets and liabilities:
Accounts and other receivables	3.6	(6.7)	(16.3)
Inventories	22.8	11.5	(73.6)
Prepaid expenses	(2.2)	1.5	.5
Accounts payable and accrued liabilities	(.4)	(.8)	—
Income taxes	(1.2)	4.3	6.3
Accounts with affiliates	(1.3)	(17.0)	31.1
Other noncurrent assets	—	(.3)	—
Other noncurrent liabilities	.7	—	.9

Net cash provided by operating activities	31.3	24.5	36.6

Cash flows from investing activities:
Capital expenditures	(9.2)	(16.3)	(35.5)
Change in restricted cash	—	(.1)	(.1)

Net cash used in investing activities	(9.2)	(16.4)	(35.6)

Cash flows from investing activities:
Indebtedness:
Borrowings	12.2	16.7	—
Principal payments	(28.0)	(28.6)	(2.3)
Deferred financing fees	(.4)	(.4)	—

Net cash used in financing activities	(16.2)	(12.3)	(2.3)

Cash and cash equivalents:
Net change during the year from:
Operating, investing and financing activities	5.9	(4.2)	(1.3)
Effect of exchange rate changes on cash	.4	(.1)	.1
Balance at beginning of period	1.1	7.4	3.1

Balance at end of period	$7.4	$3.1	$1.9

Supplemental disclosures—Cash paid for:
Interest	$1.6	$1.0	$.5
Income taxes	2.4	3.5	24.1
Accrual for capital expenditures	2.2	5.7	12.4
Capital lease obligation incurred	5.9	—	—

See accompanying Notes to Financial Statements.

KRONOS DENMARK APS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of significant accounting policies:

Organization and basis of presentation—Kronos Denmark ApS was incorporated in Denmark in October 1999 and is a wholly-owned subsidiary of Kronos International, Inc. (“KII”). KII is a wholly-owned subsidiary of Kronos Worldwide, Inc. (“Kronos”). At December 31, 2011, (i) Valhi, Inc. held approximately 50% of Kronos’ common stock and NL Industries, Inc. held approximately 30% of the outstanding common stock of Kronos, (ii) Valhi owned 83% of NL’s outstanding common stock and (iii) Contran Corporation and its subsidiaries held approximately 95% of Valhi’s outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held by Mr. Simmons or other persons or entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of such companies.

In November, 2010, Kronos completed a secondary public offering of 17.94 million shares of Kronos common stock. Upon completion of the offering, the Valhi consolidated aggregate ownership of Kronos was reduced from 95.2% (59.2% held by Valhi directly and 36.0% held by NL directly) to 80.4% (50.0% held by Valhi directly and 30.4% held by NL directly). We did not receive any of the net proceeds from such offering.

Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to Kronos Denmark ApS and its subsidiaries, taken as a whole.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) with the U.S. dollar as the reporting currency. We also prepare financial statements on other bases, as required in countries in which we are resident.

Our current operations are conducted primarily through our Belgian and Norwegian subsidiaries with a titanium dioxide pigments (TiO2) plant in Belgium and a TiO2 plant and ilmenite ore mining operation in Norway. We also operate TiO2 sales and distribution facilities in Denmark and the Netherlands.

We are not a registrant with the U.S. Securities and Exchange Commission and are not subject to their periodic reporting requirements, except as may be required by Rule 3-16 of Regulation S-X.

Management’s estimates—In preparing our financial statements in conformity with GAAP we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from previously-estimated amounts under different assumptions or conditions.

Principles of consolidation—Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. We have eliminated all material intercompany accounts and balances.

Translation of currencies—Our functional currencies include the Danish krone, the euro and the Norwegian krone. We translate assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar at year-end exchange rates, while we translate revenues and expenses at average exchange rates prevailing during the year. Resulting translation adjustments are accumulated in stockholder’s equity as part of accumulated other comprehensive income (loss), net of related deferred income taxes. Currency transaction gains and losses are recognized in income currently.

Derivatives and hedging activities—We recognize derivatives as either assets or liabilities measured at fair value. We recognize the changes in fair value of derivatives either in net income or other comprehensive income (loss), depending on the intended use of the derivative.

Cash and cash equivalents—We classify bank deposits with original maturities of three months or less as cash equivalents.

Fair value of financial instruments—We carry marketable debt and equity securities at fair value. Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, establishes a consistent framework for measuring fair value and beginning on January 1, 2008 (with certain exceptions) this framework is generally applied to all financial statements items required to be measured at fair value. The standard requires fair value measurements to be classified and disclosed in one of the following three categories:

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

See Notes 8 and 12.

Accounts receivable—We provide an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

Inventories and cost of sales—We state inventories at the lower of cost or market, net of allowance for obsolete and slow-moving inventories. We generally base inventory costs for all inventory categories on average cost that approximates the first-in, first-out method. Inventories include the costs for raw materials, the cost to manufacture the raw materials into finished goods and overhead. Depending on the inventory’s stage of completion, our manufacturing costs can include the costs of packing and finishing, utilities, maintenance, depreciation and salaries and benefits associated with our manufacturing process. We allocate fixed manufacturing overheads based on normal production capacity. Unallocated overhead costs resulting from periods with abnormally low production levels are charged to expense as incurred. As inventory is sold to third parties, we recognize the cost of sales in the same period that the sale occurs. We periodically review our inventory for estimated obsolescence or instances when inventory is no longer marketable for its intended use, and we record any write-down equal to the difference between the cost of inventory and its estimated net realizable value based on assumptions about alternative uses, market conditions and other factors.

Property and equipment and depreciation—We state property and equipment at cost including capitalized interest on borrowings during the actual construction period of major capital projects. Capitalized interest costs were $.7 million in 2009, $.6 million in 2010 and $.7 million in 2011. We compute depreciation of property and equipment for financial reporting purposes (including mining equipment) principally by the straight-line method over the estimated useful lives of the assets as follows:

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

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable. We consider all relevant factors. We perform the impairment test by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset’s net carrying value to determine if a write-down to market value or discounted cash flow value is required.

Long-term debt—We state long-term debt net of any unamortized original issue premium or discount. We classify amortization of deferred financing costs and any premium or discount associated with the issuance of indebtedness as interest expense and compute such amortization by the interest method over the term of the applicable issue.

Employee benefit plans—Accounting and funding policies for retirement plans are described in Note 8.

Income taxes—We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of subsidiaries which are not deemed to be permanently reinvested. We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets that we believe do not meet the more-likely-than-not recognition criteria.

We record a reserve for uncertain tax positions where we believe that it is more-likely-than-not our position will not prevail with the applicable tax authorities. The amount of the benefit associated with our uncertain tax positions that we recognized is limited to the largest amount for which we believe the likelihood of realization is greater than 50%. We accrue penalties and interest on the difference between tax positions taken on our tax returns and the amount of benefit recognized for financial reporting purposes. We classify our reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position. See Note 7.

Net sales—We record sales when products are shipped and title and other risks and rewards of ownership have passed to the customer, or when services are performed. Shipping terms of products shipped are generally FOB shipping point, although in some instances shipping terms are FOB destination point (for which we do not recognize sales until the product is received by the customer) or other standard shipping terms. We state sales net of price, early payment and distributor discounts and volume rebates. We report any tax assessed by a governmental authority that we collect from our customers that is both imposed on and concurrent with our revenue-producing activities (such as sales, use, value added and excise taxes) on a net basis (meaning we do not recognize these taxes either in our revenues or in our costs and expenses).

Selling, general and administrative expense; shipping and handling costs- Selling, general and administrative expense includes costs related to marketing, sales, distribution, shipping and handling, research and development and legal and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. We include shipping and handling costs in selling, general and administrative expense and these costs were $10.9 million in 2009, $13.5 million in 2010 and $15.4 million in 2011. We expense advertising costs as incurred and these costs were approximately $.2 million in each of 2009, 2010 and 2011. We expense research, development and certain sales technical support costs as incurred and these costs approximated $.5 million in 2009 and $.7 million in each of 2010 and 2011.

Note 2—Accounts and notes receivable:

	December 31,
	2010	2011
	(In millions)
Trade receivables	$13.3	$29.8
Recoverable VAT and other receivables	5.5	3.9
Allowance for doubtful accounts	—	(.1)

Total	$18.8	$33.6

Note 3—Inventories:

	December 31,
	2010	2011
	(In millions)
Raw materials	$17.2	$48.6
Work in process	3.0	5.2
Finished products	26.9	61.2
Supplies	24.5	24.1

Total	$71.6	$139.1

Note 4—Other noncurrent assets:

	December 31,
	2010	2011
	(In millions)
Deferred financing costs, net	$.8	$.5
Pension asset	.3	—
Other	4.2	4.4

Total	$5.3	$4.9

Note 5—Accounts payable and accrued liabilities:

	December 31,
	2010	2011
	(In millions)
Accounts payable	$26.0	$32.6
Accrued liabilities:
Employee benefits	10.7	11.6
Sales discounts and rebates	3.8	1.6
Other	6.6	7.5

Total	$47.1	$53.3

Note 6—Notes payable and long-term debt:

	December 31,
	2010	2011
	(In millions)
Revolving credit facility	$—	$—
Other	6.8	4.5

Total debt	6.8	4.5
Less current maturities	2.2	2.2

Total long-term debt	$4.6	$2.3

Revolving Credit Facility—We and certain of KII’s subsidiaries in Belgium, Norway and Germany (Kronos Europe S.A./N.V.—“KEU,” Kronos Titan AS—“TAS” Titania AS—“TIA” and Kronos Norge AS, the parent company of TAS and TIA) have an €80 million secured revolving credit facility that matures in October 2013. We may denominate borrowings in euros, Norwegian kroner or U.S. dollars. We may also issue up to €5 million of letters of credit. Outstanding borrowings bear interest at rates ranging from LIBOR plus 1.75% to LIBOR plus 1.50%. The facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower. The facility contains certain restrictive covenants which, among other things, restrict the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to another entity. In addition, the credit facility contains customary cross-default provisions with respect to other debt and obligations of the borrowers, KII and its other subsidiaries. As of December 31, 2011, no amounts were outstanding under the European Credit Facility and the equivalent of $103.5 million was available for borrowing by the subsidiaries.

Senior Secured Notes—In April 2006, KII (our parent company) issued an aggregate of €400 million principal amount of 6.5% Senior Secured Notes (6.5% Notes”) due April 2013, at 99.306% of their principal amount ($498.5 million when issued) to yield an effective interest rate of 7.1%. These 6.5% Notes are collateralized by a pledge of 65% of the common stock or other ownership interests of certain of KII’s first-tier operating subsidiaries. Such operating subsidiaries are us, Kronos Titan GmbH, Kronos Limited and Société Industrielle du Titane, S.A. KII issued the 6.5% Notes pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts our ability and that of our subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of KII’s assets or those or our subsidiaries to another entity. At KII’s option, KII may redeem the 6.5% Notes at redemption prices of 102.167% of the principal amount through October 2011, declining to 101.08% of the principal amount through October 2012 and 100% of the principal amount on or after October 15, 2012.

In this regard, in March 2011, KII redeemed €80 million principal amount of the 6.5% Notes at 102.167% of the principal amount for an aggregate of $115.7 million, including a $2.5 million call premium. During the third and fourth quarters of 2011, KII repurchased in open market transactions an aggregate of €40.8 million for an aggregate of €40.6 million. KII borrowed under the revolving credit facility, as discussed above, in order to fund the redemption in March 2011, while KII used cash on hand to fund the open market repurchases.

In the event of a change of control, as defined, KII would be required to make an offer to purchase the 6.5% Notes at 101% of the principal amount. KII would also be required to make an offer to purchase a specified portion of the 6.5% Notes at par value in the event KII generates a certain amount of net proceeds from the sale of assets outside the ordinary course of business and such net proceeds are not otherwise used for specified purposes within a specified time period. The indenture also contains certain cross-default provisions, as discussed below. The carrying amount of the 6.5% Notes includes unamortized original issue discount of €.9 million ($1.2 million) and €.4 million ($.5 million) at December 31, 2010 and 2011, respectively.

Restrictions and other—The aggregate maturities of long-term debt at December 31:

Years ending December 31,	Amount
(In millions)
2012	$2.2
2013	1.1
2014	.5
2015	.4
2016	.3

Total	$4.5

Under the cross-default provisions of the 6.5% Notes, the 6.5% Notes may be accelerated prior to their stated maturity if we, KII or any of their subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness). Under the cross-default provisions of the credit facility, any outstanding borrowings under this facility may be accelerated prior to its stated maturity if we or any borrowers default under any other indebtedness in excess of €5 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness). The credit facility contains provisions that allow the lender to accelerate the maturity of the applicable facility in the event of a change of control, as defined, of the applicable borrower. In the event the cross-default provisions of either the 6.5% Notes or the credit facility become applicable, and such indebtedness is accelerated, we would be required to repay such indebtedness prior to their stated maturity.

The credit facility described above requires the respective borrower to maintain minimum levels of equity, requires the maintenance of certain financial ratios, limits dividends and additional indebtedness and contains other provisions and restrictive covenants customary in lending transactions of this type. We are in compliance with all of our debt covenants at December 31, 2011. We believe we will be able to comply with the financial covenants contained in the credit facility through the maturity of the facility; however if future operating results differ materially from our expectations we may be unable to maintain compliance.

Note 7—Income taxes:

	Years ended December 31,
	2009	2010	2011
	(In millions)
Pretax income (loss):
Denmark	$(.1)	$(.2)	$(.1)
Non-Denmark	(3.6)	25.4	100.7

Total	$(3.7)	$25.2	$100.6

Expected tax expense (benefit)	$(.9)	$6.3	$25.2
Non-Denmark tax rates	(1.1)	1.6	6.4
Nondeductible expenses	.3	.3	.6
Nontaxable income	(.9)	(.9)	(.7)
Other, net	.1	.1	—

Total income tax expense (benefit)	$(2.5)	$7.4	$31.5

Provision for income taxes (benefit):
Current income tax expense:
Denmark	$—	$—	$—
Non-Denmark	1.2	7.9	30.3

	1.2	7.9	30.3

Deferred income tax expense (benefit):
Denmark	—	—	—
Non-Denmark	(3.7)	(.5)	1.2

	(3.7)	(.5)	1.2

Total income tax expense (benefit)	$(2.5)	$7.4	$31.5

Comprehensive provision for income taxes (benefit) allocable to:
Income (loss) from operations	$(2.5)	$7.4	$31.5
Other comprehensive loss—pension plans	.8	(.5)	(3.0)

Total	$(1.7)	$6.9	$28.5

The components of our net deferred income taxes are summarized below.

	December 31,
	2010		2011
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Tax effect of temporary differences relating to:
Inventories	$—	$(1.7)	$—	$(3.6)
Property and equipment	—	(17.6)	—	(16.4)
Accrued pension cost	1.8	—	4.6	—
Accrued liabilities and other deductible differences	2.7	—	2.0	—
Other taxable differences	—	(.9)	—	(.1)
Tax loss and tax credit carryforwards	.1	—	.1	—
Valuation allowance	(.1)	—	(.1)	—

Gross deferred tax assets (liabilities)	4.5	(20.2)	6.6	(20.1)
Reclassification, principally netting by tax jurisdiction	(4.2)	4.2	(6.6)	6.6

Net total deferred tax liabilities	.3	(16.0)	—	(13.5)
Net current deferred tax liabilities	.3	(1.1)	—	(2.4)

Net noncurrent deferred tax liabilities	$—	$(14.9)	$—	$(11.1)

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

At December 31, 2009, 2010 and 2011 our reserve for uncertain tax positions was nil.

We file income tax returns in various non-U.S. jurisdictions, principally in Belgium and Norway. Our income tax returns are generally considered closed to examination for years prior to 2008 for Belgium and 2002 for Norway.

Note 8—Employee benefit plans:

Defined contribution plans—We maintain various defined contribution pension plans with our contributions based on matching or other formulas. Defined contribution plan expense was approximately $.7 million in 2009, $.9 million in 2010 and $1.1 million in 2011.

Accounting for defined benefit plans—We recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension plans on our Consolidated Balance Sheets. Changes in the funded status of these plans are recognized either in net income (loss), to the extent they are reflected in periodic benefit cost, or through other comprehensive income (loss).

Defined benefit plans. We sponsor various defined benefit pension plans. Employees are covered by plans in their respective countries. The benefits under our plans are based upon years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under applicable regulations plus additional amounts as we deem appropriate.

We expect to contribute the equivalent of approximately $4.0 million to all of our defined benefit pension plans during 2012. Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In millions)
2012	$3.5
2013	3.6
2014	3.6
2015	3.7
2016	3.6
Next five years	21.8

The funded status of our defined benefit pension plan is presented in the table below.

	December 31,
	2010	2011
	(In millions)
Change in projected benefit obligations (“PBO”):
Benefit obligations at beginning of year	$70.3	$73.6
Service cost	1.8	2.0
Interest cost	3.4	3.6
Participant contributions	.1	.2
Actuarial losses	2.0	10.4
Plan amendment	1.0	—
Change in currency exchange rates	(1.8)	(2.6)
Benefits paid	(3.2)	(6.7)

Benefit obligations at end of year	73.6	80.5

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	63.5	67.4
Actual return on plan assets	3.9	1.0
Employer contributions	4.3	4.0
Participant contributions	.1	.2
Change in currency exchange rates	(1.2)	(1.7)
Benefits paid	(3.2)	(6.7)

Fair value of plan assets at end of year	67.4	64.2

Funded status	$(6.2)	$(16.3)

Amounts recognized in the balance sheet:
Noncurrent pension asset	$.3	$—
Accrued pension cost:
Current	(.1)	(.1)
Non current	(6.4)	(16.2)

Total	$(6.2)	$(16.3)

	December 31,
	2010	2011
	(In millions)
Accumulated other comprehensive loss-
Actuarial loss	$13.6	$25.1
Prior service cost	2.2	1.9
Net transition obligation	.1	—

Total	$15.9	$27.0

Accumulated benefit obligations (“ABO”)	$62.1	$66.3

In the fourth quarter of 2010, we amended our benefit formula for most participants of our Belgium plan effective January 1, 2011, resulting in a prior service cost of approximately $1 million as of December 31, 2010. Key assumptions as of December 31, 2010 now reflect these plan revisions to the benefit formula.

The components of our net periodic defined benefit pension cost are presented in the table below. The amounts shown below for the amortization of prior service cost, net transition obligations and recognized actuarial losses for 2009, 2010 and 2011 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2008, 2009 and 2010, respectively, net of deferred income taxes.

	Years ended December 31,
	2009	2010	2011
	(In millions)
Net periodic pension cost:
Service cost benefits	$1.8	$1.8	$2.0
Interest cost on PBO	3.7	3.4	3.6
Expected return on plan assets	(3.4)	(3.5)	(3.6)
Settlement loss	—	—	.5
Amortization of prior service cost	.3	.3	.4
Amortization of net transition obligations	.1	.1	.1
Recognized actuarial losses	1.1	.7	.8

Total	$3.6	$2.8	$3.8

Certain information concerning our defined benefit pension plans is presented in the table below.

	December 31,
	2010	2011
	(In millions)
Plans for which the ABO exceeds plan assets:
PBO	$13.8	$80.4
ABO	9.5	66.3
Fair value of plan assets	8.6	64.2

The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2010 and 2011 are presented in the table below.

Rate	2010	2011
Discount rate	4.8%	3.7%
Increase in future compensation levels	3.4%	3.4%

The weighted-average rate assumptions used in determining the net periodic pension cost for 2009, 2010 and 2011 are presented in the table below.

	Years ended December 31,
Rate	2009	2010	2011
Discount rate	5.8%	5.3%	4.8%
Increase in future compensation levels	3.0%	3.8%	3.4%
Long-term return on plan assets	5.5%	5.7%	5.7%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expenses and funding requirements in future periods.

The amounts shown in the above tables for actuarial losses, prior service cost and net transition obligation at December 31, 2009 and 2010 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates. These amounts will be recognized as components of our periodic defined benefit cost in future years. In addition, these amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 31, 2010 and 2011. We expect to recognize approximately $1.7 million of the actuarial loss, $.3 million of the prior service cost and $.1 million of the net transition obligation, respectively, as components of our net periodic pension cost in 2012.

The table below details the changes in other comprehensive income (loss) during 2009, 2010 and 2011.

	Years Ended December 31,
	2009	2010	2011
	(In millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Current year:
Net actuarial gain (loss)	$1.4	$(1.5)	$(12.2)
Plan amendment	—	(1.0)	—
Amortization of unrecognized:
Net actuarial losses	1.1	.6	.8
Prior service cost	.3	.3	.4
Net transition obligations	.1	.1	.1

Total	$2.9	$(1.5)	$(10.9)

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive third-party advice about appropriate long-term rates of return. Such assured asset mixes are summarized below:

•

In Norway, we currently have a plan asset target allocation of 12% to equity securities, 72% to fixed income securities, 7% to real estate and the remainder primarily to liquid investments such as money markets.

The expected long-term rate of return for such investments is approximately 8%, 4%, 7% and 3%, respectively. The majority of Norwegian plan assets are Level 1 inputs because they are traded in active markets; however approximately 10% of our Norwegian plan assets are invested in real estate and other investments not actively traded and are therefore a Level 3 input.

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

The composition of our December 31, 2010 and 2011 pension plan assets by asset category and fair value level were as follows:

	Fair Value Measurements at December 31, 2010
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Norway:
Local currency equities	$11.5	$11.5	$—	$—
Non local equities	.2	.2	—	—
Local currency fixed income	42.3	15.9	—	26.4
Non local fixed income	3.5	.5	—	3.0
Cash and other	1.2	.6	—	.6
Belgium:
Insurance Contracts	8.7	—	—	8.7

Total	$67.4	$28.7	$—	$38.7

	Fair Value Measurements at December 31, 2011
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Norway:
Local currency equities	$2.0	$2.0	$—	$—
Non local equities	3.7	3.7	—	—
Local currency fixed income	35.9	35.9	—	—
Non local fixed income	4.3	4.3	—	—
Real Estate	5.1	—	—	5.1
Cash and other	6.3	4.9	—	1.4
Belgium:
Insurance Contracts	6.9	—	—	6.9

Total	$64.2	$50.8	$—	$13.4

A rollforward of the change in fair value of Level 3 assets follows:

	2010	2011
	(In millions)
Fair value at beginning of year	$34.8	$38.7
Gain on assets held at end of year	.3	.3
Loss on assets sold during the year	—	.1
Assets purchased	6.6	5.8
Assets sold	(1.9)	(3.2)
Transfers out	—	(29.2)
Currency exchange rate fluctuations	(1.1)	.9

Fair value at end of year	$38.7	$13.4

During 2011 we determined that quoted market prices were available for certain Level 3 assets in Norway and these assets were transferred to Level 1.

Note 9—NL common stock options held by our employees:

Certain of our employees have been granted nonqualified options to purchase NL common stock under the terms of certain option plans sponsored by NL. Generally, the stock options are granted at a price equal to or greater than 100% of the market price of NL’s common stock at the date of grant, vest over a five-year period and expire ten years from the date of grant.

No options were exercised in 2009 and 2010. During 2011, 400 options were exercised, and at December 31, 2011, no options were outstanding.

Note 10—Related party transactions:

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

We are party to services and expense sharing agreements among several of our affiliates whereby Kronos, KII and other affiliates provide certain management, financial, insurance and administrative services to us on a fee basis. Our expense was approximately $3.0 million in 2009, $3.3 million in 2010 and $4.0 million in 2011 related to these services and costs.

Tall Pines Insurance Company and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including ourselves. Tall Pines and EWI are subsidiaries of

Valhi. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker. The aggregate premiums we paid to Tall Pines and EWI were $2.4 million in 2009, $2.2 million in 2010 and $3.0 million in 2011. These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines and EWI. Tall Pines purchases reinsurance from third-party insurance carriers with an A.M. Best Company rating of generally at least A- (excellent) for substantially all of the risks it underwrites. We expect that these relationships with Tall Pines and EWI will continue in 2012.

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

We purchase from and sell to our affiliates a significant amount of TiO2. Sales of TiO2 to our affiliates were $93.1 million in 2009, $111.3 million in 2010 and $161.1 million in 2011. Purchases of TiO2 from our affiliates were $45.0 million in 2009, $46.7 million in 2010 and $76.8 million in 2011.

Sales of ilmenite to our affiliate in Germany were $16.8 million in 2009, $26.2 million in 2010 and $30.1 million in 2011.

Kronos (US), Inc. (“KUS”) purchases the rutile and slag feedstock used as a raw material in all of our chloride process TiO2 facilities. We purchase such feedstock from KUS for use in our facilities for an amount equal to the amount paid by KUS to the third-party supplier plus an administrative fee. Such feedstock purchases including the administrative fee were $38.1 million in 2009, $53.2 million in 2010 and $129.2 million in 2011.

We pay royalties to KII for use of certain of KII’s intellectual property. These royalties totaled $10.9 million in 2009, $14.1 million in 2010 and $19.6 million in 2011 and are included as a component of cost of sales.

We are party to an accounts receivable factoring agreement with one or more of our affiliates whereby we factored our export accounts receivable without recourse for a fee. Upon our non-recourse transfer, the affiliate assumed all risk pertaining to the factored receivables, including, but not limited to, exchange control risks, risks pertaining to the bankruptcy of a customer and risks related to late payments. Our export receivables sold pursuant to the factoring agreement during 2009, 2010 and 2011 aggregated $124 million, $167 million and $228 million respectively and the fee incurred was $1.4 million, $1.9 million and $2.5 million, respectively.

Receivables from affiliates at December 31, 2010 and 2011 relate primarily to amounts owed to us by our affiliate in Germany, and payables to affiliates relate principally to Kronos. These amounts generally relate to product purchases and sales. The receivable from our German affiliate also includes accounts receivable factoring fees.

Note 11—Commitments and contingencies:

Environmental matters—Our operations are governed by various environmental laws and regulations. Certain of our businesses are, or have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage. We have implemented and continue to implement various policies and programs in an effort to minimize these risks. Our policy is to maintain compliance with applicable environmental laws and regulations at all our facilities and to strive to improve our environmental performance. From time to time, we may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies there under, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances. We believe all of our plants are in substantial compliance with applicable environmental laws.

Litigation matters—We are involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our business. We currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

Concentrations of credit risk—Sales of TiO2 accounted for approximately 77%, 77% and 81% of our sales during 2009, 2010 and 2011, respectively. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process) and the manufacture and sale of certain titanium chemical products (derived from co-products of the TiO2 production process). We sell TiO2 to the paint, plastics and paper industries. Such markets are generally considered “quality-of-life” markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. We sell TiO2 to over 1,000 customers, with the top ten external customers approximating 26% of net sales in 2009, 25% in 2010 and 35% in 2011. We did not have sales to a single customer comprising over 10% of net sales in any of the previous three years. Approximately 87% of our TiO2 sales by volume were to Europe in 2009, 88% in 2010 and 87% in 2011. Approximately 3% of sales by volume were sold to customers in North America in 2009 and 1% in each of 2010 and 2011.

Long-term contracts—KUS has long-term supply contracts that provide for certain of its affiliates’ TiO2 feedstock requirements through 2016 including ours. See Note 10 for chloride feedstock purchases from KUS. In addition, we have other long-term supply and service contracts that provide for various raw materials and services. These agreements require us to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $32 million at December 31, 2011.

Operating leases—We lease various manufacturing and office space and equipment pursuant to operating leases. Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases we expect that, in the normal course of business, such leases will be renewed or replaced by other leases. Net rent expense approximated $3 million in each of 2009, 2010 and 2011. At December 31, 2011, minimum rental commitments under the terms of noncancellable operating leases were as follows:

Years ending December 31,	Amount
(in millions)
2012	$1.1
2013	1.0
2014	.6
2015	.2

Total	$2.9

Note 12—Financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2010. We held no such financial instruments at December 31, 2011.

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
December 31, 2010
Currency forward contracts	$2.6	$2.6	—	—

Certain of our sales generated by our operations are denominated in U.S. dollars. We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with receivables denominated in a currency other than the holder’s functional currency or similar exchange rate risk associated with future sales. We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with financial assets and liabilities denominated in currencies other than U.S. dollar and which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. The fair value of the currency forward contracts is determined using Level 1 inputs based on the currency spot forward rates quoted by banks. At December 31, 2011, we had no currency forward contracts to exchange. To the extent we held such contracts during 2009, 2010 and 2011, we did not use hedge accounting for any of our contracts.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2010 and 2011.

	December 31,
	2010		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash, cash equivalents and restricted cash	$5.0	$5.0	$3.8	$3.8
Long-term debt:
Other—primarily capital leases	$6.8	$6.8	$4.5	$4.5

Note 13—Recent accounting standards:

In May 2011 the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 contains technical adjustments and clarifications to more closely align the U.S. GAAP and International Financial Reporting Standards (“IFRS”) for fair value reporting and will be effective for our first quarter 2012 report. We do not believe the adoption of this standard will have a material effect on our Consolidated Financial Statements.

In June 2011 the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the option of presenting comprehensive income as a component of the Consolidated Statement of Stockholders’ Equity and instead requires comprehensive income to be presented as a component of the Consolidated Statement of Income or in a separate Consolidated Statement of Comprehensive Income immediately following the Consolidated Statement of Income. This standard will be effective for our first quarter 2012 report. Upon adoption of ASU 2011-05, we intend to present our comprehensive income in a separate Consolidated Statement of Comprehensive Income, the same manner in which we present our comprehensive income in these Consolidated Financial Statements. Additionally, ASU 2011-05 would have required us to present on the face of our financial statements the effect of reclassifications out of accumulative other comprehensive income on the components of net income and other comprehensive income. However, in December 2011 the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the effectiveness for the requirement to present on the face of our financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. Adoption of ASU 2011-05, as amended by ASU 2011-12, will not have a material effect on our Consolidated Financial Statements.

In December 2011 the FASB issued ASU 2011-11 Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. This standard will be effective for annual and interim periods beginning with our first quarter 2013 report. We do not believe the adoption of this standard will have a material effect on our Condensed Consolidated Financial Statements.